Form 10-Q
period 2017-03-31
ICHOR HOLDINGS, LTD.
filed 2017-05-12
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission File Number: 001‑37961

ICHOR HOLDINGS, LTD.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	Not Applicable
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3185 Laurelview Ct. Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 897‑5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the registrant had 24,806,439 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2017	December 30, 2016
Assets
Current assets:
Cash	$46,610	$50,854
Restricted cash	1,794	1,794
Accounts receivable, net	49,062	26,401
Inventories	90,944	70,881
Prepaid expenses and other current assets	8,567	7,061
Current assets from discontinued operations	106	99
Total current assets	197,083	157,090
Property and equipment, net	13,935	12,018
Other noncurrent assets	1,385	3,574
Deferred tax assets	633	570
Intangible assets, net	30,351	32,146
Goodwill	77,071	77,093
Total assets	$320,458	$282,491
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$106,899	$88,531
Accrued liabilities	4,478	6,554
Other current liabilities	6,631	5,421
Current liabilities from discontinued operations	380	564
Total current liabilities	118,388	101,070
Long-term debt, net of current portion	38,076	37,944
Deferred tax liabilities	511	606
Other non-current liabilities	1,333	1,173
Non-current liabilities from discontinued operations	30	39
Total liabilities	158,338	140,832
Shareholders’ equity
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 24,770,889 and 23,857,381 shares issued and outstanding, respectively)	2	2
Additional paid in capital	203,670	196,049
Accumulated deficit	(41,552)	(54,392)
Total shareholders’ equity	162,120	141,659
Total liabilities and shareholders’ equity	$320,458	$282,491

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2017	March 25, 2016
Net sales	$148,704	$73,287
Cost of sales	124,689	61,362
Gross profit	24,015	11,925
Operating expenses:
Research and development	1,744	1,375
Selling, general, and administrative	6,858	6,364
Amortization of intangible assets	1,795	1,603
Total operating expenses	10,397	9,342
Operating income	13,618	2,583
Interest expense, net	690	902
Other income, net	(549)	(387)
Income from continuing operations before income taxes	13,477	2,068
Income tax expense from continuing operations	525	236
Net income from continuing operations	12,952	1,832
Discontinued operations:
Loss from discontinued operations before taxes	(111)	(1,724)
Income tax expense from discontinued operations	1	1
Net loss from discontinued operations	(112)	(1,725)
Net income	12,840	107
Less: Undistributed earnings attributable to preferred shareholders	—	(107)
Net income attributable to ordinary shareholders	$12,840	$—
Net income per share from continuing operations attributable to ordinary shareholders:
Basic	$0.53	$0.11
Diluted	$0.51	$0.03
Net income per share attributable to ordinary shareholders:
Basic	$0.52	$—
Diluted	$0.50	$—
Shares used to compute net income from continuing operations per share attributable to ordinary shareholders:
Basic	24,654,415	65,673
Diluted	25,640,089	249,889
Shares used to compute net income per share attributable to ordinary shareholders:
Basic	24,654,415	65,673
Diluted	25,640,089	65,673

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 30, 2016	23,857,381	$2	$196,049	$(54,392)	$141,659
Ordinary shares issued, net of transaction costs	881,667	—	7,277	—	7,277
Share-based compensation expense	—	—	344	—	344
Vesting of restricted shares	31,841	—	—	—	—
Net income	—	—	—	12,840	12,840
Balance at March 31, 2017	24,770,889	$2	$203,670	$(41,552)	$162,120

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31, 2017	March 25, 2016
Cash flows from operating activities:
Net income	$12,840	$107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,485	2,142
Gain on sale of investments and settlement of note receivable	(241)	—
Share-based compensation	344	417
Deferred income taxes	(75)	(68)
Amortization of debt issuance costs	132	132
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(22,661)	(6,861)
Inventories	(20,063)	(15,998)
Prepaid expenses and other assets	(1,505)	(962)
Accounts payable	17,904	10,162
Accrued liabilities	(2,202)	860
Other liabilities	1,365	4,346
Net cash used in operating activities	(11,677)	(5,723)
Cash flows from investing activities:
Capital expenditures	(2,274)	(282)
Proceeds from sale of intangible assets	—	230
Proceeds from sale of investments and settlement note receivable	2,430	—
Net cash provided by (used in) investing activities	156	(52)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	7,277	—
Borrowings under revolving commitment	—	3,000
Repayments on long-term debt	—	(1,138)
Net cash provided by financing activities	7,277	1,862
Net decrease in cash	(4,244)	(3,913)
Cash and restricted cash at beginning of year	52,648	24,188
Cash and restricted cash at end of period	$48,404	$20,275
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,409	$780
Cash paid during the period for taxes	$14	$48
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$1,585	$124

See accompanying notes.

ICHOR HOLDINGS, LTD.

Notes to Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts and percentages)

Note 1 – Basis of Presentation

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. All financial figures presented in the notes to consolidated financial statements are in thousands, except share, per share, and percentage figures.

Year End

We use a 52 or 53 week fiscal year ending on the last Friday in December. The three months ended March 31, 2017 and March 25, 2016 were both 13 weeks. References to the first quarter of 2017 and 2016 relate to the three months ended March 31, 2017 and March 25, 2016, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from the estimates made by management. Significant estimates include the fair value of assets and liabilities acquired in acquisitions, estimated useful lives for long‑lived assets, allowance for doubtful accounts, inventory valuation, uncertain tax positions, fair value assigned to stock options granted, and impairment analysis for both definite‑lived intangible assets and goodwill.

Accounting Pronouncements Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014‑09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date (“ASU 2015‑14”), which defers the effective date of ASU 2014‑09 for one year and permits early adoption in accordance with the original effective date of ASU 2014‑09.The standard is effective for the Company beginning in the first quarter of the fiscal year ending December 28, 2018. The Company is currently evaluating the impact of this accounting standard.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”), which establishes a comprehensive lease standard for all industries. The standard requires lessees to recognize a right of use asset and a lease liability for virtually all leases, other than leases that meet the definition of short term leases. The standard is effective for the Company beginning in the first quarter of the fiscal year ending December 27, 2019. The Company is currently evaluating the impact of this accounting standard.

In January 2017, the FASB issued ASU No. 2017‑04, Intangibles—Goodwill and Other (Topic 350) (“ASU 2017‑04”), which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit in measuring a goodwill impairment. Under ASU 2017‑04, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge, if any, for the amount a reporting unit’s carrying amount exceeds its fair value. The standard is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company does not expect this standard to have a significant impact on its financial statements.

Note 2 – Ajax‑United Patterns & Molds, Inc. Acquisition

In April 2016, the Company completed the acquisition of Ajax‑United Patterns & Molds, Inc. (“Ajax”), a manufacturer of complex plastic and metal products used in the medical, biomedical, semiconductor, data communication and food processing equipment industries, for $17,594.

The following table presents the measurement period adjustments from December 30, 2016 to March 31, 2017. Measurement period adjustments are primarily related to finalization of the valuation of deferred tax liabilities and net identifiable assets and liabilities:

	Preliminary Allocation December 30, 2016	Measurement Period Adjustment	Preliminary Allocation March 31, 2017
Cash acquired	$187	$-	$187
Accounts receivable, net	1,250	-	1,250
Inventories	3,236	-	3,236
Prepaid expenses and other current assets	77	8	85
Property and equipment, net	1,545	(78)	1,467
Other noncurrent assets	2,948	-	2,948
Intangible assets, net	8,030	-	8,030
Goodwill	7,078	(22)	7,056
Accounts payable and other accrued liabilities	(4,486)	9	(4,477)
Deferred tax liabilities	(2,271)	83	(2,188)
Total acquisition consideration	$17,594	$-	$17,594

Note 3 – Inventories

Inventories consist of the following:

	March 31, 2017	December 30, 2016
Raw materials	$67,993	$46,889
Work in process	28,144	22,649
Finished goods	3,155	9,423
Excess and obsolete adjustment	(8,348)	(8,080)
	$90,944	$70,881

Note 4 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2017	December 30, 2016
Machinery	$6,187	$5,243
Leasehold improvements	13,048	11,276
Computer software, hardware and equipment	3,459	2,848
Office furniture, fixtures and equipment	255	220
Vehicles	10	10
Construction-in-process	1,369	2,069
	24,328	21,666
Less accumulated depreciation	(10,393)	(9,648)
Total property and equipment	$13,935	$12,018

Depreciation expense was $690 and $539 for the first quarter of 2017 and 2016, respectively.

Note 5 – Intangible Assets and Goodwill

Definite‑lived intangible assets consist of the following:

	March 31, 2017
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount
Trademarks	$9,690	$(5,085)	$-	$4,605
Customer relationships	50,557	(17,791)	(11,076)	21,690
Developed technology	28,100	(15,889)	(8,155)	4,056
Total intangible assets	$88,347	$(38,765)	$(19,231)	$30,351

	December 30, 2016
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount
Trademarks	$9,690	$(4,845)	$—	$4,845
Customer relationships	50,557	(17,150)	(11,076)	22,331
Developed technology	28,100	(14,975)	(8,155)	4,970
Backlog	30	(30)	—	—
Total intangible assets	$88,377	$(37,000)	$(19,231)	$32,146

Amortization expense was $1,795 and $1,603 for the first quarter of 2017 and 2016, respectively.

During the first quarter of 2017, goodwill decreased by $22 due to a measurement period adjustment associated with our acquisition of Ajax.

Note 6 – Commitments and Contingencies

Operating Leases

The Company leases offices under various operating leases expiring through 2024. The Company is responsible for utilities and its proportionate share of operating expenses under the facilities’ leases. The Company recognizes escalating lease payments on a straight‑line basis over the lease term. The total obligation at March 31, 2017 was $7,532.

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Purchase Commitments

At March 31, 2017, the Company has purchase orders outstanding for raw materials and component parts totaling $93,699.

Note 7 – Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended
	March 31, 2017	March 25, 2016
Income tax expense from continuing operations	$525	$236
Income from continuing operations before income taxes	$13,477	$2,068
Effective income tax rate	3.9%	11.4%

The Company’s effective tax rate for the first quarter of 2017 and 2016 differs from the statutory rate due to a full valuation allowance provided against its U.S. net deferred tax assets, taxes on foreign income that differ from the U.S. tax rate, and accrued withholding taxes.

As we do not believe that it is more likely than not that we will realize a benefit from our U.S. net deferred tax assets, including our U.S. net operating losses, we continue to provide a full valuation allowance against essentially all of those assets, therefore, we do not incur significant U.S. income tax expense or benefit. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $617 at March 31, 2017. The related penalties were $170. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of March 31, 2017, the Company is not currently under examination by tax authorities.

Note 8 – Employee Benefit Programs

401(k) Plan

The Company sponsors a 401(k) plan available to employees of its U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s compensation in a plan year or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of each participant’s deferral, up to an annual maximum of two thousand five hundred dollars. Matching contributions were $128 and $133 for the first quarter of 2017 and 2016, respectively.

Medical Insurance

The Company sponsors a self‑insured group medical insurance plan for its U.S. employees and their dependents. The self‑insured plan is designed to provide a specified level of coverage, with stop‑loss coverage provided by a commercial insurer, in order to limit the Company’s exposure. Expense incurred related to this plan was $693 and $685 for the first quarter of 2017 and 2016, respectively.

Note 9 – Credit Facilities

Long‑term debt consists of the following:

	March 31, 2017	December 30, 2016
Term loan facility	$39,830	$39,830
Less unamortized debt issuance costs	(1,754)	(1,886)
Total long-term debt	38,076	37,944
Less current portion	—	—
Total long-term debt, net of current portion	$38,076	$37,944

2015 Credit Facility

On August 11, 2015, the Company and its subsidiaries entered into a new $55,000 term loan facility and $20,000 revolving credit facility (collectively, the “2015 Credit Facility”) with a syndicate of lenders and repaid all outstanding indebtedness under the prior $50,000 term loan facility and $25,000 revolving credit facility. The 2015 Credit Facility also includes a letter of credit subfacility under the revolving credit facility.

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the agreement governing the 2015 Credit Facility) at the option of the Company, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Effective rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The applicable margin on Base Rate and Eurodollar Rate loans is 3.00% and 4.00%, per annum, respectively. Interest payments on the outstanding principal balance are due quarterly if loans are made under the Base Rate. Interest payments are due on the last day of the applicable interest period under Eurodollar Rate loans. As of March 31, 2017, the term loan facility bore interest at the Eurodollar rate option at 5.00%.

Note 10 – Related Party Transactions

The Company received advisory services from Francisco Partners Management, L.P. (“Francisco Partners”) an entity affiliated with the Company’s principal shareholders but in which such shareholders hold no interest, through our December 2016 IPO, at which point the agreement was terminated. Under the agreement, the Company paid Francisco Partners an annual advisory fee equal to $1,500 per year. Francisco Partners has waived payment of advisory fees for all periods presented.

The Company also received consulting services from Francisco Partners Consulting, LLC (“FPC”), an entity that provides consulting services to the private equity funds management by Francisco Partners and their portfolio companies on a dedicated basis, through our December 2016 IPO, at which point the agreement was terminated. FPC is not an affiliate of the Company or of Francisco Partners, and none of the Company’s principal shareholders hold an in interest in FPC. In the first quarter of 2017, the Company received from FPC a refund of previously paid consulting fees of $281. In the first quarter of 2016, the Company paid $162 to FPC for consulting services.

The Company purchases certain parts from Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”), an investment acquired in conjunction with the acquisition of Ajax. Total purchases from AFGM were $251 and $0 in the first quarter of 2017 and 2016, respectively. Outstanding accounts payable to AFGM totaled $132 and $344 at March 31, 2017 and December 30, 2016, respectively. During February 2017, the Company sold its investment in AFGM, and therefore no related party relationship exists on a go‑forward basis.

Note 11 – Share‑Based Compensation

The Company has two share‑based compensation plans, the Ichor Holdings Ltd. 2012 Equity Incentive Plan (the “2012 Plan”) and the 2016 Omnibus Incentive Plan (“the 2016 Plan”), which provide for grants of share‑based awards to employees, directors and consultants. Awards may be in the form of options, tandem and non‑tandem stock appreciation rights, restricted shares, restricted stock units, performance awards, and other share‑based awards. Awards generally vest over four years, 25% on the first anniversary and quarterly thereafter.

Share‑based compensation expense for stock options and restricted shares across all plans was $344 and $417 for the first quarter of 2017 and 2016, respectively.

Stock Options

The following table summarizes the Company’s stock option activity during the first quarter of 2017:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 30, 2016	1,948,307	215,908	$8.87
Granted	—	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Outstanding, March 31, 2017	1,948,307	215,908	$8.87	3.2 years	$23,730
Exercisable, March 31, 2017	1,634,148	215,908	$8.85	2.9 years	$20,312

Restricted Shares

The following table summarizes the Company’s restricted share activity during the first quarter of 2017:

	Number of Restricted Ordinary Shares
	Time vesting	Performance vesting	Weighted average grant date fair value
Unvested, December 30, 2016	103,055	—	$8.39
Granted	—	—	$—
Vested	(31,841)	—	$8.65
Forfeited	—	—	$—
Unvested, March 31, 2017	71,214	—	$8.28

Note 12 – Segment Information

The Company’s Chief Operating Decision Maker, the Chief Executive Officer, reviews the Company’s results of operations on a consolidated level and executive staff is structured by function rather than by product category. Therefore, the Company operates in one operating segment. Key resources, decisions, and assessment of performance are also analyzed on a company‑wide level.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area (including sales from discontinued operations):

	Three Months Ended
	March 31, 2017	March 25, 2016
United States of America	$78,095	$49,841
Singapore	59,940	23,246
Europe	6,399	5,125
Other	4,270	1,852
Total net sales	$148,704	$80,064

Note 13 – Earnings per Share

Earnings per share (“EPS”) was presented in conformity with the two‑class method for the first quarter of 2016, required for participating securities, as the Company had two classes of stock outstanding until its December 2016 IPO. EPS was not presented in conformity with the two‑class method for the first quarter of 2017, as the Company had only one class of stock outstanding for that period.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to ordinary shareholders and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 31, 2017	March 25, 2016
Numerator:
Net income from continuing operations	$12,952	$1,832
Undistributed earnings attributed to preferred shareholders	—	(1,825)
Net income from continuing operations, attributable to ordinary shareholders	$12,952	$7
Net loss from discontinued operations, attributable to ordinary shareholders	$(112)	$(1,725)
Net income	$12,840	$107
Undistributed earnings attributed to preferred shareholders	—	(107)
Net income, attributable to ordinary shareholders	$12,840	$—
Denominator:
Weighted average ordinary shares outstanding	24,654,415	65,673
Dilutive effect of stock options	935,200	154,624
Dilutive effect of restricted shares	50,474	29,592
Weighted average number of shares used in diluted per share calculation for net income from continuing operations	25,640,089	249,889
Weighted average ordinary shares outstanding	24,654,415	65,673
Dilutive effect of stock options	—	—
Dilutive effect of restricted shares	—	—
Weighted average number of shares used in diluted per share calculation for net loss from discontinued operations	24,654,415	65,673
Weighted average ordinary shares outstanding	24,654,415	65,673
Dilutive effect of stock options	935,200	—
Dilutive effect of restricted shares	50,474	—
Weighted average number of shares used in diluted per share calculation for net income	25,640,089	65,673
Net income (loss) per share attributable to ordinary shareholders:
Continuing operations:
Basic	$0.53	$0.11
Diluted	$0.51	$0.03
Discontinued operations:
Basic	$—	$(26.27)
Diluted	$—	$(26.27)
Total:
Basic	$0.52	$—
Diluted	$0.50	$—

An aggregated total of zero and 251,037 potential ordinary shares have been excluded from the computation of diluted net income (loss) per share attributable to ordinary shareholders for the first quarter of 2017 and 2016, respectively, because including them would have been antidilutive.

Note 14 – Discontinued Operations

In January 2016, we made the decision to shut down our Kingston, New York facility as this location consumed a significant amount of resources while contributing very little income. We completed the shutdown of the operations of the New York facility in May 2016 through abandonment as a buyer for the facility and operation was not found. The Company continues to incur expenses related to the lease for this facility, which expires February 2018.

The following table represents the carrying amounts of the major classes of assets and liabilities of the Kingston, New York facility:

	March 31, 2017	December 30, 2016
Assets
Current assets:
Prepaid expenses and other current assets	$106	$99
Total current assets	106	99
Total assets	$106	$99
Liabilities
Current liabilities:
Accounts payable	$99	$152
Accrued liabilities	234	360
Customer deposits	—	—
Other current liabilities	47	52
Total current liabilities	380	564
Deferred tax liabilities	30	30
Other long-term liabilities	—	9
Total liabilities	$410	$603

The following table represents results of our discontinued operation:

	Three Months Ended
	March 31, 2017	March 25, 2016
Net sales	$—	$6,777
Cost of sales	—	7,258
Operating expenses:
Research and development	—	193
Selling, general, and administrative	111	1,050
Amortization of intangible assets	—	—
Total operating expenses	111	1,243
Operating loss	(111)	(1,724)
Interest income, net	—	—
Other expense, net	—	—
Loss from discontinued operations before income taxes	(111)	(1,724)
Income tax expense	1	1
Loss from discontinued operations	$(112)	$(1,725)

Note 15 – Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company's consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 11, 2017, the date the consolidated financial statements were issued.

On May 2, 2017, the Company’s principal shareholder completed the registration and sale of approximately 5.7 million ordinary shares, bringing its ownership from 71.5% to 48.6%. In connection with the sale, certain executives of the Company sold 193,129 ordinary shares and exercised stock options, resulting in the issuance of an additional 35,550 ordinary shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward‑looking statements based upon our current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors”.

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

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing process. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Historically, semiconductor original equipment manufacturers (“OEMs”) internally designed and manufactured the fluid delivery subsystems used in their process tools. Currently, most OEMs outsource the design, engineering and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are also increasingly outsourcing the design, engineering and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage the suppliers’ highly specialized engineering, design and production skills while focusing their internal resources on their own value‑added processes. We believe that this outsourcing trend has enabled OEMs to reduce their fixed costs and development time, as well as provided significant growth opportunities for specialized subsystems suppliers like us.

We have a global footprint with volume production facilities in Malaysia, Singapore and Union City, California. We completed our initial public offering (“IPO”) in December 2016. In the first quarter of 2017 and 2016, our two largest customers by sales were Lam Research and Applied Materials. During the first quarter of 2017 and 2016, respectively, we generated sales of $148.7 million and $73.3 million, gross profit of $24.0 million and $11.9 million, net income from continuing operations of $13.0 million and $1.8 million, and adjusted net income from continuing operations of $14.6 million and $4.5 million. Adjusted net income from continuing operations is a financial measure that is not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”). See “Non‑GAAP Results” for a discussion of adjusted net income from continuing operations, an accompanying presentation of the most directly comparable financial measure calculated in accordance with GAAP, net income from continuing operations, and a reconciliation of the differences between adjusted net income from continuing operations and net income from continuing operations.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended
	March 31, 2017	March 25, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Sales	$148,704	$73,287
Cost of sales	124,689	61,362
Gross profit	24,015	11,925
Operating expenses:
Research and development	1,744	1,375
Selling, general and administrative	6,858	6,364
Amortization of intangible assets	1,795	1,603
Total operating expenses	10,397	9,342
Operating income	13,618	2,583
Interest expense	690	902
Other income, net	(549)	(387)
Income from continuing operations before income taxes	13,477	2,068
Income tax expense from continuing operations	525	236
Net income from continuing operations	12,952	1,832
Discontinued operations:
Loss from discontinued operations before taxes	(111)	(1,724)
Income tax expense from discontinued operations	1	1
Net loss from discontinued operations	(112)	(1,725)
Net income	$12,840	$107

The following table sets forth our results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended
	March 31, 2017	March 25, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Sales	100.0	100.0
Cost of sales	83.9	83.7
Gross profit	16.1	16.3
Operating expenses:
Research and development	1.2	1.9
Selling, general and administrative	4.6	8.7
Amortization of intangible assets	1.2	2.2
Total operating expenses	7.0	12.7
Operating income	9.2	3.5
Interest expense	0.5	1.2
Other income, net	(0.4)	(0.5)
Income from continuing operations before income taxes	9.1	2.8
Income tax expense from continuing operations	0.4	0.3
Net income from continuing operations	8.7	2.5
Discontinued operations:
Loss from discontinued operations before taxes	(0.1)	(2.4)
Income tax expense from discontinued operations	0.0	0.0
Net loss from discontinued operations	(0.1)	(2.4)
Net income	8.6	0.1

Comparison of the First Quarter of 2017 and 2016

Sales

	Three Months Ended		Change
	March 31, 2017	March 25, 2016	Amount	%
	(dollars in thousands)
Sales	$148,704	$73,287	$75,417	102.9%

The increase in sales from the first quarter of 2016 to 2017 was primarily related to an increase in sales volume. The sales volume increase was due to an approximate 6.0%, or approximately $17.1 million, increase in our market share at our two largest customers, and an approximately $50.7 million increase in the volume of purchases by our two largest customers driven by overall industry growth. We refer to the volume of purchases from us by a customer of ours relative to its other suppliers as our market share of that customer. Ajax‑United Patterns & Molds, Inc. (“Ajax”) contributed $7.6 million to our sales during the first quarter of 2017. On a geographic basis, sales in the U.S. increased by $35.0 million in the first quarter of 2017 to $78.1 million. Foreign sales increased by $40.4 million in the first quarter of 2017 to $70.6 million.

Cost of Sales and Gross Margin

	Three Months Ended		Change
	March 31, 2017	March 25, 2016	Amount	%
	(dollars in thousands)
Cost of sales	$124,689	$61,362	$63,327	103.2%
Gross profit	$24,015	$11,925	$12,090	101.4%
Gross margin	16.1%	16.3%		- 20 bps

The increase in cost of sales from the first quarter of 2016 to 2017 was primarily due to the increase in sales volume.

The increase in absolute dollars of gross profit from the first quarter of 2016 to 2017 was driven primarily by an increase in sales volume.

The decline in gross margin percentage from the first quarter of 2016 to 2017 was primarily due to a shift in customer mix during 2017.

Research and Development

	Three Months Ended		Change
	March 31, 2017	March 25, 2016	Amount	%
	(dollars in thousands)
Research and development	$1,744	$1,375	$369	26.8%

The increase in research and development expenses from the first quarter of 2016 to 2017 was due to an increase in headcount and consulting expense to support additional projects.

Selling, General, and Administrative

	Three Months Ended		Change
	March 31, 2017	March 25, 2016	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$6,858	$6,364	$494	7.8%

The increase in selling, general, and administrative expenses from the first quarter of 2016 to 2017 was primarily due to incremental operating expenses from Ajax and public company expenses, partially offset by decreases in consulting fees paid to Francisco Partners Consulting, LLC (“FPC”) and acquisition related expenses.

Amortization of Intangible Assets

	Three Months Ended		Change
	March 31, 2017	March 25, 2016	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$1,795	$1,603	$192	12.0%

The increase in amortization expense from the first quarter of 2016 to 2017 was due to intangible assets acquired in connection with our acquisition of Ajax.

Interest Expense, Net

	Three Months Ended		Change
	March 31, 2017	March 25, 2016	Amount	%
	(dollars in thousands)
Interest expense, net	$690	$902	$(212)	-23.5%

The decrease in interest expense, net from the first quarter of 2016 to 2017 was due to a decrease in the average amount borrowed in 2017 as a result of the pay down of debt in December 2016 using proceeds from our IPO, partially offset by 40 basis point increase our average interest rate during the first quarter of 2017 compared to the first quarter of 2016.

Total borrowings outstanding at March 25, 2016, net of debt issuance costs, was $62.6 million, compared to $37.9 million at March 31, 2017.

Other Expense (Income), Net

	Three Months Ended		Change
	March 31, 2017	March 25, 2016	Amount	%
	(dollars in thousands)
Other income, net	$(549)	$(387)	$(162)	41.9%

The change in other income, net from the first quarter of 2016 to 2017 was primarily due to a gain on the sale of our cost method investment, CHawk Technology International, Inc. (“CHawk”) of $0.2 million that occurred in the first quarter of 2017.

Income Tax Benefit from Continuing Operations

	Three Months Ended		Change
	March 31, 2017	March 25, 2016	Amount	%
	(dollars in thousands)
Income tax expense from continuing operations	$525	$236	$289	122.5%

The increase in the income tax expense from continuing operations from the first quarter of 2016 to 2017 was primarily due to increased withholdings taxes on intercompany notes between our U.S. and foreign tax jurisdictions.

Non‑GAAP Results

Management uses non‑GAAP adjusted net income from continuing operations to evaluate our operating and financial results. We believe the presentation of non‑GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non‑GAAP adjusted net income from continuing operations is defined as: net income from continuing operations; excluding amortization of intangible assets, share-based compensation expense, and other non-recurring expenses; tax adjustments related to those non‑GAAP adjustments; and the tax benefit associated with the acquisition of Ajax. Non‑GAAP adjusted diluted EPS is defined as non‑GAAP adjusted net income from continuing operations divided by adjusted diluted ordinary shares, which assumes the IPO shares sold, the conversion of preferred shares into ordinary shares, and vesting of restricted shares and options in connection with the IPO occurred at the beginning of the measurement period.

The following table presents our non‑GAAP adjusted net income from continuing operations and a reconciliation from net income from continuing operations, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 31, 2017	March 25, 2016
	(in thousands, except share and per share amounts)
Non-GAAP Data:
Net income from continuing operations	$12,952	$1,832
Non-GAAP adjustments:
Amortization of intangible assets	1,795	1,603
Share-based compensation	344	417
Other non-recurring (income) expenses (1)	(500)	713
Tax adjustments related to non-GAAP adjustments (2)	(24)	(20)
Tax benefit related to Ajax acquisition	—	—
Non-GAAP adjusted net income from continuing operations	$14,567	$4,545
Non-GAAP adjusted diluted EPS (3)	$0.57	$0.19
Shares used to compute diluted EPS (4)	25,640,089	24,002,128
(1)

Included in this amount for the first quarter of 2017 is a refund from FPC and a gain on sale of our investment in CHawk. Included in this amount for the first quarter of 2016 are (i) expenses incurred in connection with preparation for an initial public offering, (ii) consulting fees paid to FPC, (iii) the bonuses paid to members of our management in connection with the cash dividend paid by us in August 2015, and (iv) acquisition‑related charges.

(2)

The difference between (i) the adjustments to our tax provision (benefit) made in connection with the other non‑GAAP adjustments made to determine adjusted net income and (ii) the GAAP tax provision (benefit) for the first quarter of 2017 and 2016 is $0.5 million and $0.3 million, respectively.

(3)	Calculated by dividing non‑GAAP adjusted net income from continuing operations by diluted shares outstanding.
(4)

Assumes the IPO shares sold, the conversion of preferred shares into ordinary shares, and vesting of restricted shares and options in connection with the IPO occurred at the beginning of the measurement period, for comparability between current and prior periods. No adjustment is needed to diluted shares outstanding for the first quarter of 2017.

Non‑GAAP adjusted net income from continuing operations has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for net income or any of our other operating results reported under GAAP. Other companies may calculate adjusted net income differently or may use other measures to evaluate their performance, both of which could reduce the usefulness of our adjusted net income as a tool for comparison.

Because of these limitations, you should consider non‑GAAP adjusted net income from continuing operations alongside other financial performance measures, including net income from continuing operations and other financial results presented in accordance with GAAP. In addition, in evaluating non‑GAAP adjusted net income, you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving adjusted net income and you should not infer from our presentation of adjusted net income that our future results will not be affected by these expenses or any unusual or non‑recurring items.

Liquidity and Capital Resources

We had cash and restricted cash of $48.4 million as of March 31, 2017. Our principal uses of liquidity are to fund our working capital needs, satisfy our debt obligations, and purchase new capital equipment. The decrease in cash was primarily due to net cash used by operating activities of $11.7 million, partially offset by $7.3 million of proceeds from the exercise of the underwriters’ over‑allotment option in January 2017 in connection with our IPO. Our operating cash outflow of $11.7 million during the first quarter of 2017 was primarily due to net income of $12.8 million and non‑cash charges of $2.6 million, offset by an increase in net operating assets and liabilities of $27.1 million.

We believe that our cash, the amounts available under our revolving credit facility and our cash flows from operations, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flow Analysis

	Three Months Ended
	March 31, 2017	March 25, 2016
	(in thousands)
Cash used in operating activities	$(11,677)	$(5,723)
Cash provided by (used in) investing activities	156	(52)
Cash provided by financing activities	7,277	1,862
Net decrease in cash and restricted cash	$(4,244)	$(3,913)

Operating Activities

We used $11.7 million of cash in operating activities during the first quarter of 2017 due to net income of $12.8 million and non‑cash charges of $2.6 million, offset by a net increase of $27.1 million in our net operating assets and liabilities. Non‑cash charges consist of $2.5 million in depreciation and amortization, $0.3 million in share‑based compensation, and amortization of debt issuance costs of $0.1 million, partially offset by deferred taxes of $0.1 million and a gain on the sale of our investment in CHawk of $0.2 million. The increase in net operating assets and liabilities was primarily due to an increase in accounts receivable of $22.7 million, resulting from increased sales volume and timing of shipments and customer payments during the quarter, and an increase in inventories of $20.1 million, resulting from increased materials purchases to meet second quarter demand. This increase was primarily offset by an increase of $17.9 million in accounts payable, resulting from increased inventory purchases.

Investing Activities

Cash provided by investing activities during the first quarter of 2017 was $0.2 million due to $2.4 million in proceeds from the sale of our investments in Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”) and CHawk and the settlement of our note receivable from AFGM, partially offset by capital expenditures of $2.3 million.

Financing Activities

We generated $7.3 million in cash from financing activities during the first quarter of 2017, which consists solely of the net proceeds from the exercise of the underwriters’ over‑allotment option in January 2017 in connection with our IPO.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our judgments and estimates including those related to revenue recognition, impairment of goodwill and intangible assets, income taxes, advertising expense and share‑based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments and estimates are identified and described in our annual consolidated financial statements and the notes included in our Annual Report on Form 10‑K for the year ended December 30, 2016 (our “Annual Report”).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Currently, substantially all of our sales and arrangements with third‑party suppliers provide for pricing and payment in U.S. dollars and, therefore, are not subject to material exchange rate fluctuations. As a result, we do not expect foreign currency exchange rate fluctuations to have a material effect on our results of operations. However, increases in the value of the U.S. dollar relative to other currencies would make our products more expensive relative to competing products priced in such other currencies, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our foreign suppliers raising their prices in order to continue doing business with us.

While not currently significant, we do have certain operating expenses that are denominated in currencies of the countries in which our operations are located, and may be subject to fluctuations due to foreign currency exchange rates, particularly the Singapore dollar, Malaysian Ringgit, British Pound, and Euro. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

We had total outstanding debt of $39.8 million as of March 31, 2017, no portion of which was due within 12 months. The outstanding amount of debt reflected in our consolidated financial statements included elsewhere in this report is net of $1.8 million of debt issuance costs as of March 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 6 – Commitments and Contingencies” in the Notes to Financial Statements (Unaudited) included in this report.

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors," in our 2016 Annual Report, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Below we describe additional risks that supplement the risks described in our 2016 Annual Report.

We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements, which could make our ordinary shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after the first sale of our ordinary shares pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which fifth anniversary will occur in December 2021. However, if certain events occur prior to the end of such five‑year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.0 billion or we issue more than $1.0 billion of non‑convertible debt in any three‑year period, we would cease to be an emerging growth company prior to the end of such five‑year period. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation and may elect to take advantage of other reduced disclosure obligations in our SEC filings. As a result, the information that we provide to holders of our ordinary shares may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our ordinary shares less attractive as a result of our reliance on these exemptions. If some investors find our ordinary shares less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our ordinary shares and the price for our ordinary shares may be more volatile.

Under the JOBS Act, emerging growth companies may also elect to delay adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies.

We are no longer a “controlled company” within the meaning of the NASDAQ listing rules, and will not be able to take advantage of exemptions from certain corporate governance requirements.

Following the completion of our secondary offering in May 2017, we were no longer considered a “controlled company” under the listing requirements, and will not be able to take advantage of exemptions from certain corporate governance requirements. Under the NASDAQ listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including, among others, the following:

•	a majority of its board of directors consist of independent directors (as defined under the NASDAQ corporate governance standards)
•	its compensation, nominating and corporate governance committee consists entirely of independent directors; and
•

the compensation of its executive officers be determined, or recommended to the board for determination, by a majority of independent directors in a vote by independent directors, or by a compensation, nominating and corporate governance committee comprised solely of independent directors.

Pursuant to the requirements of the NASDAQ listing rules, a majority of our board of directors must consist of independent directors within one year after we cease to be a controlled company. In addition, we must comply with the independent board committee requirements as they relate to the compensation, nominating and corporate governance committee on the following phase-in schedule: (1) one independent committee member at the time we cease to be a controlled company, (2) a majority of independent committee members within 90 days of the date we cease to be a controlled company and (3) all independent committee members within one year of the date we cease to be a controlled company. Our board of directors is not currently comprised of a majority of independent directors, and our compensation, nominating and corporate governance committee is not currently comprised solely of independent directors. Accordingly, during the applicable phase-in periods provided for under the NASDAQ listing rules, you may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance standards.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering

On December 8, 2016, in connection with our IPO, we registered under the Securities Act (i) 6,759,445 ordinary shares, including the underwriters’ over-allotment option, pursuant to a registration statement on Form S‑1 (File No. 333-214588) and (ii) 146,945 ordinary shares pursuant to a registration statement on Form S‑1 (File No. 333-214995). We completed our IPO on December 14, 2016 at a price to the public of $9.00 per share, for gross proceeds of approximately $52.9 million.

We received net proceeds of approximately $47.1 million (after underwriters’ discounts and commissions of $3.7 million and additional offering related costs of approximately $2.1 million). The joint lead bookrunners of the offering were Deutsche Bank Securities Inc. and Stifel, Nicolaus & Company, Incorporated. In January 2017, the underwriters exercised their over-allotment option to purchase an additional 881,667 ordinary shares at a price of $9.00 per share, providing us with additional gross proceeds of approximately $7.9 million and net proceeds of approximately $7.3 million, after deducting underwriting discounts, commissions and other offering related costs.

There was no material change in the use of proceeds from our initial public offering as described in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on December 12, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICHOR HOLDINGS, LTD.

Date: May 12, 2017	By:	/s/ Thomas M. Rohrs
Thomas M. Rohrs
Executive Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Maurice Carson
Maurice Carson
Director, President and Chief Financial Officer (Principal Accounting and Financial Officer)