Form 10-Q
period 2017-06-30
ICHOR HOLDINGS, LTD.
filed 2017-08-11
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 25,115,852 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2017	December 30, 2016
Assets
Current assets:
Cash	$65,044	$50,854
Restricted cash	1,794	1,794
Accounts receivable, net	39,818	26,401
Inventories	96,995	70,881
Prepaid expenses and other current assets	4,857	7,061
Current assets from discontinued operations	35	99
Total current assets	208,543	157,090
Property and equipment, net	14,895	12,018
Other noncurrent assets	1,199	3,574
Deferred tax assets	733	570
Intangible assets, net	28,548	32,146
Goodwill	77,071	77,093
Total assets	$330,989	$282,491
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$101,493	$88,531
Accrued liabilities	6,479	6,554
Other current liabilities	7,476	5,421
Current liabilities from discontinued operations	776	564
Total current liabilities	116,224	101,070
Long-term debt, net of current portion	38,208	37,944
Deferred tax liabilities	462	606
Other non-current liabilities	1,327	1,173
Non-current liabilities from discontinued operations	30	39
Total liabilities	156,251	140,832
Shareholders’ equity
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 25,056,188 and 23,857,381 shares issued and outstanding, respectively)	3	2
Additional paid in capital	206,427	196,049
Accumulated deficit	(31,692)	(54,392)
Total shareholders’ equity	174,738	141,659
Total liabilities and shareholders’ equity	$330,989	$282,491

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net sales	$159,733	$95,365	$308,437	$168,652
Cost of sales	136,227	80,185	260,916	141,547
Gross profit	23,506	15,180	47,521	27,105
Operating expenses:
Research and development	1,950	1,290	3,694	2,665
Selling, general, and administrative	7,984	7,183	14,842	13,547
Amortization of intangible assets	1,803	1,803	3,598	3,406
Total operating expenses	11,737	10,276	22,134	19,618
Operating income	11,769	4,904	25,387	7,487
Interest expense, net	675	1,160	1,365	2,062
Other expense (income), net	151	244	(398)	(143)
Income from continuing operations before income taxes	10,943	3,500	24,420	5,568
Income tax expense from continuing operations	473	225	998	461
Net income from continuing operations	10,470	3,275	23,422	5,107
Discontinued operations:
Loss from discontinued operations before taxes	(610)	(2,305)	(721)	(4,029)
Income tax expense from discontinued operations	—	2	1	3
Net loss from discontinued operations	(610)	(2,307)	(722)	(4,032)
Net income	9,860	968	22,700	1,075
Less: Undistributed earnings attributable to preferred shareholders	—	(963)	—	(1,070)
Net income attributable to ordinary shareholders	$9,860	$5	$22,700	$5
Net income per share from continuing operations attributable to ordinary shareholders:
Basic	$0.42	$0.19	$0.95	$0.29
Diluted	$0.40	$0.06	$0.91	$0.08
Net income per share attributable to ordinary shareholders:
Basic	$0.40	$0.06	$0.92	$0.07
Diluted	$0.38	$0.02	$0.88	$0.02
Shares used to compute net income from continuing operations per share attributable to ordinary shareholders:
Basic	24,848,365	85,589	24,751,390	75,631
Diluted	26,063,527	277,554	25,868,403	285,066
Shares used to compute net income per share attributable to ordinary shareholders:
Basic	24,848,365	85,589	24,751,390	75,631
Diluted	26,063,527	277,554	25,868,403	285,066

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 30, 2016	23,857,381	$2	$196,049	$(54,392)	$141,659
Ordinary shares issued from initial public offering, net of transaction costs	881,667	1	7,277	—	7,278
Ordinary shares issued from exercise of stock options	264,697	—	2,188	—	2,188
Ordinary shares issued from vesting of restricted share units	52,443	—	—	—	—
Share-based compensation expense	—	—	913	—	913
Net income	—	—	—	22,700	22,700
Balance at June 30, 2017	25,056,188	$3	$206,427	$(31,692)	$174,738

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30, 2017	June 24, 2016
Cash flows from operating activities:
Net income	$22,700	$1,075
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,185	4,621
Gain on sale of investments and settlement of note receivable	(241)	—
Share-based compensation	913	972
Deferred income taxes	(224)	(175)
Amortization of debt issuance costs	264	263
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(13,417)	(10,732)
Inventories	(26,114)	1,288
Prepaid expenses and other assets	2,462	(1,260)
Accounts payable	13,592	9,320
Accrued liabilities	197	1,116
Other liabilities	2,191	(2,578)
Net cash provided by operating activities	7,508	3,910
Cash flows from investing activities:
Capital expenditures	(5,214)	(804)
Cash paid for acquisitions, net of cash acquired	—	(17,406)
Proceeds from sale of intangible assets	—	230
Proceeds from sale of property, plant, and equipment	—	243
Proceeds from sale of investments and settlement note receivable	2,430	—
Net cash used in investing activities	(2,784)	(17,737)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	7,278	—
Proceeds from exercise of stock options	2,188	—
Borrowings under revolving commitment	—	7,000
Repayments on revolving commitment	—	(4,015)
Borrowing on long-term debt	—	15,000
Repayments on long-term debt	—	(2,275)
Net cash provided by financing activities	9,466	15,710
Net increase in cash	14,190	1,883
Cash and restricted cash at beginning of year	52,648	24,188
Cash and restricted cash at end of quarter	$66,838	$26,071
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,927	$1,512
Cash paid during the period for taxes	$93	$259
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$502	$224

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

Year End

We use a 52 or 53 week fiscal year ending on the last Friday in December. The three months ended June 30, 2017 and June 24, 2016 were both 13 weeks. The six months ended June 30, 2017 and June 24, 2016 were both 26 weeks. References to the second quarter of 2017 and 2016 relate to the three months ended June 30, 2017 and June 24, 2016, respectively.

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

Correction of an Immaterial Error

During the second quarter of 2017, we corrected an error related to translating the inventory balances at our Malaysia and Singapore subsidiaries at an incorrect foreign currency rate. The error arose in prior period financial statements beginning in periods prior to 2014 and through 2016.  The correction resulted in a $1,752 increase in cost of sales and a corresponding decrease in gross profit in our consolidated statements of operations and a decrease to inventories in our consolidated balances sheet during the second quarter of 2017. We evaluated the error on both a quantitative and qualitative basis and determined that the error was not material and did not affect the trend of net income or cash flows in previously issued financial statements. Additionally, we determined that correcting the error in the second quarter of 2017 is not expected to have a material impact to our consolidated financial statements for the fiscal year ended December 29, 2017.

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

In January 2017, the FASB issued ASU No. 2017‑04, Intangibles—Goodwill and Other (Topic 350) (“ASU 2017‑04”), which eliminates the requirement to perform Step 2 of the goodwill impairment test. Under ASU 2017‑04, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge, if any, for the amount a reporting unit’s carrying amount exceeds its fair value. The standard is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company does not expect this standard to have a significant impact on its financial statements.

Note 2 – Ajax‑United Patterns & Molds, Inc. Acquisition

In April 2016, the Company completed the acquisition of Ajax‑United Patterns & Molds, Inc. (“Ajax”), a manufacturer of complex plastic and metal products used in the medical, biomedical, semiconductor, data communication and food processing equipment industries, for $17,594.

The following table presents the measurement period adjustments from December 30, 2016 to June 30, 2017. Measurement period adjustments are primarily related to finalization of the valuation of deferred tax liabilities and net identifiable assets and liabilities:

	Preliminary Allocation December 30, 2016	Measurement Period Adjustment	Final Allocation June 30, 2017
Cash acquired	$187	$-	$187
Accounts receivable, net	1,250	-	1,250
Inventories	3,236	-	3,236
Prepaid expenses and other current assets	77	8	85
Property and equipment, net	1,545	(78)	1,467
Other noncurrent assets	2,948	-	2,948
Intangible assets, net	8,030	-	8,030
Goodwill	7,078	(22)	7,056
Accounts payable and other accrued liabilities	(4,486)	9	(4,477)
Deferred tax liabilities	(2,271)	83	(2,188)
Total acquisition consideration	$17,594	$-	$17,594

Note 3 – Inventories

Inventories consist of the following:

	June 30, 2017	December 30, 2016
Raw materials	$73,864	$46,889
Work in process	24,767	22,649
Finished goods	6,910	9,423
Excess and obsolete adjustment	(8,546)	(8,080)
	$96,995	$70,881

Note 4 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2017	December 30, 2016
Machinery	$6,408	$5,243
Leasehold improvements	14,326	11,276
Computer software, hardware and equipment	3,985	2,848
Office furniture, fixtures and equipment	255	220
Vehicles	9	10
Construction-in-process	1,202	2,069
	26,185	21,666
Less accumulated depreciation	(11,290)	(9,648)
Total property and equipment	$14,895	$12,018

Depreciation expense was $897, $676, $1,587, and $1,215 for the second quarter of 2017 and 2016 and the six months ended June 30, 2017 and June 24, 2016, respectively.

Note 5 – Intangible Assets and Goodwill

Definite‑lived intangible assets consist of the following:

	June 30, 2017
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount
Trademarks	$9,690	$(5,327)	$—	$4,363
Customer relationships	50,557	(18,432)	(11,076)	21,049
Developed technology	28,100	(16,809)	(8,155)	3,136
Total intangible assets	$88,347	$(40,568)	$(19,231)	$28,548

	December 30, 2016
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount
Trademarks	$9,690	$(4,845)	$—	$4,845
Customer relationships	50,557	(17,150)	(11,076)	22,331
Developed technology	28,100	(14,975)	(8,155)	4,970
Backlog	30	(30)	—	—
Total intangible assets	$88,377	$(37,000)	$(19,231)	$32,146

Amortization expense was $1,803, $1,803, $3,598, and $3,406 for the second quarter of 2017 and 2016 and the six months ended June 30, 2017 and June 24, 2016, respectively.

During the six months ended June 30, 2017, goodwill decreased by $22 due to a measurement period adjustment associated with our acquisition of Ajax.

Note 6 – Commitments and Contingencies

Operating Leases

The Company leases offices under various operating leases expiring through 2024. The Company is responsible for utilities and its proportionate share of operating expenses under the facilities’ leases. The Company recognizes escalating lease payments on a straight‑line basis over the lease term. The total obligation at June 30, 2017 is $7,249.

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Purchase Commitments

At June 30, 2017, the Company has purchase orders outstanding for raw materials and component parts totaling $76,135.

Note 7 – Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Income tax expense from continuing operations	$473	$225	$998	$461
Income from continuing operations before income taxes	$10,943	$3,500	$24,420	$5,568
Effective income tax rate	4.3%	6.4%	4.1%	8.3%

The Company’s effective tax rate for the second quarter of 2017 and 2016 differs from the statutory rate due to a full valuation allowance provided against its U.S. net deferred tax assets, taxes on foreign income at rates that differ from the U.S. tax rate, and accrued withholding taxes.

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

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $659 at June 30, 2017. The related penalties were $185. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of June 30, 2017, the Company is not currently under examination by tax authorities.

Note 8 – Employee Benefit Programs

401(k) Plan

The Company sponsors a 401(k) plan available to employees of its U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s compensation in a plan year or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of each participant’s deferral, up to an annual maximum of two thousand five hundred dollars. Matching contributions were $210, $85, $338, and $218 for the second quarter of 2017 and 2016 and the six months ended June 30, 2017 and June 24, 2016, respectively.

Medical Insurance

The Company sponsors a self‑insured group medical insurance plan for its U.S. employees and their dependents. The self‑insured plan is designed to provide a specified level of coverage, with stop‑loss coverage provided by a commercial insurer, in order to limit the Company’s exposure. Expense incurred related to this plan was $723, $524, $1,416, and $1,209 for the second quarter of 2017 and 2016 and the six months ended June 30, 2017 and June 24, 2016, respectively.

Note 9 – Credit Facilities

Long‑term debt consists of the following:

	June 30, 2017	December 30, 2016
Term loan facility	$39,830	$39,830
Less unamortized debt issuance costs	(1,622)	(1,886)
Total long-term debt	38,208	37,944
Less current portion	—	—
Total long-term debt, net of current portion	$38,208	$37,944

2015 Credit Facility

On August 11, 2015, the Company and its subsidiaries entered into a new $55,000 term loan facility and $20,000 revolving credit facility (collectively, the “2015 Credit Facility”) with a syndicate of lenders and repaid all outstanding indebtedness under the prior $50,000 term loan facility and $25,000 revolving credit facility. In April 2016, the Company amended the 2015 Credit Facility to increase the term loan facility by $15,000. The 2015 Credit Facility also includes a letter of credit subfacility under the revolving credit facility.

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the agreement governing the 2015 Credit Facility) at the option of the Company, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Effective rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The applicable margin on Base Rate and Eurodollar Rate loans is 3.00% and 4.00%, per annum, respectively. Interest payments on the outstanding principal balance are due quarterly if loans are made under the Base Rate. Interest payments are due on the last day of the applicable interest period under Eurodollar Rate loans. As of June 30, 2017, the term loan facility bore interest at the Eurodollar rate option at 5.15%.

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

The Company also received consulting services from Francisco Partners Consulting, LLC (“FPC”), an entity that provides consulting services to the private equity funds management by Francisco Partners and their portfolio companies on a dedicated basis, through our December 2016 IPO, at which point the agreement was terminated. FPC is not an affiliate of the Company or of Francisco Partners, and none of the Company’s principal shareholders hold an in interest in FPC. In the six months ended June 30, 2017, the Company received from FPC a refund of previously paid consulting fees of $281. In the six months ended June 24, 2016, the Company paid $262 to FPC for consulting services.

The Company purchases certain parts from Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”), an investment acquired in conjunction with the acquisition of Ajax. Total purchases from AFGM were $387 and $0 in the six months ended June 30, 2017 and June 24, 2016, respectively. Outstanding accounts payable to AFGM totaled $344 at December 30, 2016. During February 2017, the Company sold its investment in AFGM, and therefore no related party relationship exists on a go‑forward basis.

Note 11 – Share‑Based Compensation

The Company has two share‑based compensation plans, the Ichor Holdings Ltd. 2012 Equity Incentive Plan (the “2012 Plan”) and the 2016 Omnibus Incentive Plan (the “2016 Plan”), which provide for grants of share‑based awards to employees, directors and consultants. Awards may be in the form of options, tandem and non‑tandem stock appreciation rights, restricted shares, restricted stock units, performance awards, and other share‑based awards. Awards generally vest over four years, 25% on the first anniversary and quarterly thereafter.

Share‑based compensation expense for stock options and restricted shares across all plans was $569, $555, $913, and $972 for the second quarter of 2017 and 2016 and the six months ended June 30, 2017 and June 24, 2016, respectively.

Stock Options

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2017:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 30, 2016	1,948,307	215,908	$8.87
Granted	402,700	—	$18.53
Exercised	(264,697)	—	$8.27
Forfeited	—	—	$—
Expired	—	—	$—
Outstanding, June 30, 2017	2,086,310	215,908	$10.62	3.8 years	$22,078
Exercisable, June 30, 2017	1,431,979	215,908	$8.95	2.8 years	$18,480

Restricted Shares

The following table summarizes the Company’s restricted share activity during the six months ended June 30, 2017:

	Number of Restricted Ordinary Shares
	Time vesting	Weighted average grant date fair value
Unvested, December 30, 2016	103,055	$8.39
Granted	70,100	$17.14
Vested	(52,443)	$8.48
Forfeited	—	$—
Unvested, June 30, 2017	120,712	$13.43

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area (including sales from discontinued operations):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
United States of America	$88,544	$70,292	$166,639	$120,133
Singapore	62,584	40,247	122,524	63,493
Europe	5,977	2,783	12,376	7,908
Other	2,628	1,698	6,898	3,550
Total net sales	$159,733	$115,020	$308,437	$195,084

Note 13 – Earnings per Share

Earnings per share (“EPS”) was presented in conformity with the two‑class method for the second quarter of 2016 and six months ended June 24, 2016, required for participating securities, as the Company had two classes of stock outstanding until its December 2016 IPO. EPS was not presented in conformity with the two‑class method for the second quarter of 2017 and six months ended June 30, 2017, as the Company had only one class of stock outstanding for that period.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to ordinary shareholders and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Numerator:
Net income from continuing operations	$10,470	$3,275	$23,422	$5,107
Undistributed earnings attributed to preferred shareholders	—	(3,259)	—	(5,085)
Net income from continuing operations, attributable to ordinary shareholders	$10,470	$16	$23,422	$22
Net loss from discontinued operations, attributable to ordinary shareholders	$(610)	$(2,307)	$(722)	$(4,032)
Net income	$9,860	$968	$22,700	$1,075
Undistributed earnings attributed to preferred shareholders	—	(963)	—	(1,070)
Net income, attributable to ordinary shareholders	$9,860	$5	$22,700	$5
Denominator:
Weighted average ordinary shares outstanding	24,848,365	85,589	24,751,390	75,631
Dilutive effect of stock options	1,162,889	162,820	1,067,393	157,570
Dilutive effect of restricted shares	52,273	29,145	49,620	51,865
Weighted average number of shares used in diluted per share calculation for net income from continuing operations	26,063,527	277,554	25,868,403	285,066
Weighted average ordinary shares outstanding	24,848,365	85,589	24,751,390	75,631
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted shares	—	—	—	—
Weighted average number of shares used in diluted per share calculation for net loss from discontinued operations	24,848,365	85,589	24,751,390	75,631
Weighted average ordinary shares outstanding	24,848,365	85,589	24,751,390	75,631
Dilutive effect of stock options	1,162,889	162,820	1,067,393	157,570
Dilutive effect of restricted shares	52,273	29,145	49,620	51,865
Weighted average number of shares used in diluted per share calculation for net income	26,063,527	277,554	25,868,403	285,066
Net income (loss) per share attributable to ordinary shareholders:
Continuing operations:
Basic	$0.42	$0.19	$0.95	$0.29
Diluted	$0.40	$0.06	$0.91	$0.08
Discontinued operations:
Basic	$(0.02)	$(26.95)	$(0.03)	$(53.31)
Diluted	$(0.02)	$(26.95)	$(0.03)	$(53.31)
Total:
Basic	$0.40	$0.06	$0.92	$0.07
Diluted	$0.38	$0.02	$0.88	$0.02

An aggregated total of 105,471, 248,218, 192,558, and 242,503 potential ordinary shares have been excluded from the computation of diluted net income (loss) per share attributable to ordinary shareholders for the second quarter of 2017 and 2016 and the six months ended June 30, 2017 and June 24, 2016, respectively, because including them would have been antidilutive.

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

In the second quarter of 2017 we accrued for remaining costs to occupy the facility until the lease expires in February 2018. Our initial restructuring accrual recorded in the second quarter of 2016 assumed the ability to sublease the facility, which to‑date we have not been able to do. We do not anticipate any sublease of the facility at this time.

The following table represents the carrying amounts of the major classes of assets and liabilities of the Kingston, New York facility:

	June 30, 2017	December 30, 2016
Assets
Current assets:
Prepaid expenses and other current assets	$35	$99
Total current assets	35	99
Total assets	$35	$99
Liabilities
Current liabilities:
Accounts payable	$110	$152
Accrued liabilities	632	360
Other current liabilities	34	52
Total current liabilities	776	564
Deferred tax liabilities	30	30
Other long-term liabilities	—	9
Total liabilities	$806	$603

The following table represents results of our discontinued operation:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net sales	$—	$19,655	$—	$26,432
Cost of sales	—	20,670	—	27,928
Operating expenses:
Research and development	—	74	—	267
Selling, general, and administrative	610	1,216	721	2,266
Amortization of intangible assets	—	—	—	—
Total operating expenses	610	1,290	721	2,533
Operating loss	(610)	(2,305)	(721)	(4,029)
Interest income, net	—	—	—	—
Other expense, net	—	—	—	—
Loss from discontinued operations before income taxes	(610)	(2,305)	(721)	(4,029)
Income tax expense	—	2	1	3
Loss from discontinued operations	$(610)	$(2,307)	$(722)	$(4,032)

Note 15 – Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company's consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 11, 2017, the date the consolidated financial statements were issued.

On July 27, 2017, Ichor Holdings, LLC, a wholly‑owned subsidiary of the Company, entered into a stock purchase agreement for the acquisition of Cal‑Weld, Inc. (“Cal‑Weld”), for $50,000, subject to customary adjustments. Ichor financed the acquisition with approximately $20,000 of cash on hand and $30,000 of incremental borrowing. Cal‑Weld is located in Tualatin, Oregon and Fremont, California and is a leader in the design and fabrication of precision, high purity and industrial components, sub-systems, and systems. In connection with the acquisition of Cal‑Weld, the Company executed a Second Amendment to Credit Agreement (the “Amendment”) to amend the 2015 Credit Facility. The Amendment increased the Company’s term loan facility by $20,000, added an additional $20,000 of borrowing capacity under its revolving credit facility, and reduced its borrowing rate.

On August 8, 2017 the Company’s principal shareholder completed the registration and sale of approximately 5.4 million ordinary shares, bringing its ownership from 48.1% to 26.4%. In connection with the sale, certain executives of the Company sold 76,308 ordinary shares and exercised stock options, resulting in the issuance of an additional 51,277 ordinary shares.

On August 8, 2017, we received a preliminary judgment from arbitration in our working capital claim with the sellers of Ajax. We are currently evaluating the results of the preliminary judgment and considering additional legal response. Once finalized we will record the difference between the final judgment and our preliminary assessment of the amount to be returned to the company as a current period charge to earnings. The ultimate amount recorded could increase our payments related to the working capital acquired up to an additional amount which is currently expected not to exceed $1,100.

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

We have a global footprint with volume production facilities in Malaysia, Singapore and Union City, California. We completed our initial public offering (“IPO”) in December 2016. In the second quarter of 2017 and 2016, our two largest customers by sales were Lam Research and Applied Materials. During the second quarter of 2017 and 2016, respectively, we generated sales of $159.7 million and $95.4 million, gross profit of $23.5 million and $15.2 million, net income from continuing operations of $10.5 million and $3.3 million, and adjusted net income from continuing operations of $15.5 million and $7.0 million. Adjusted net income from continuing operations is a financial measure that is not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”). See “Non‑GAAP Results” for a discussion of adjusted net income from continuing operations, an accompanying presentation of the most directly comparable financial measure calculated in accordance with GAAP, net income from continuing operations, and a reconciliation of the differences between adjusted net income from continuing operations and net income from continuing operations.

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Sales	$159,733	$95,365	$308,437	$168,652
Cost of sales	136,227	80,185	260,916	141,547
Gross profit	23,506	15,180	47,521	27,105
Operating expenses:
Research and development	1,950	1,290	3,694	2,665
Selling, general and administrative	7,984	7,183	14,842	13,547
Amortization of intangible assets	1,803	1,803	3,598	3,406
Total operating expenses	11,737	10,276	22,134	19,618
Operating income	11,769	4,904	25,387	7,487
Interest expense	675	1,160	1,365	2,062
Other expense (income), net	151	244	(398)	(143)
Income from continuing operations before income taxes	10,943	3,500	24,420	5,568
Income tax expense from continuing operations	473	225	998	461
Net income from continuing operations	10,470	3,275	23,422	5,107
Discontinued operations:
Loss from discontinued operations before taxes	(610)	(2,305)	(721)	(4,029)
Income tax expense from discontinued operations	—	2	1	3
Net loss from discontinued operations	(610)	(2,307)	(722)	(4,032)
Net income	$9,860	$968	$22,700	$1,075

 The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Sales	100.0	100.0	100.0	100.0
Cost of sales	85.3	84.1	84.6	83.9
Gross profit	14.7	15.9	15.4	16.1
Operating expenses:
Research and development	1.2	1.4	1.2	1.6
Selling, general and administrative	5.0	7.5	4.8	8.0
Amortization of intangible assets	1.1	1.9	1.2	2.0
Total operating expenses	7.3	10.8	7.2	11.6
Operating income	7.4	5.1	8.2	4.4
Interest expense	0.4	1.2	0.4	1.2
Other expense (income), net	0.1	0.3	(0.1)	(0.1)
Income from continuing operations before income taxes	6.9	3.7	7.9	3.3
Income tax expense from continuing operations	0.3	0.2	0.3	0.3
Net income from continuing operations	6.6	3.4	7.6	3.0
Discontinued operations:
Loss from discontinued operations before taxes	(0.4)	(2.4)	(0.2)	(2.4)
Income tax expense from discontinued operations	0.0	0.0	0.0	0.0
Net loss from discontinued operations	(0.4)	(2.4)	(0.2)	(2.4)
Net income	6.2	1.0	7.4	0.6

Comparison of the Three and Six Months Ended June 30, 2017 and June 24, 2016

Sales

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2017	June 24, 2016	Amount	%	June 30, 2017	June 24, 2016	Amount	%
	(dollars in thousands)
Sales	$159,733	$95,365	$64,368	67.5%	$308,437	$168,652	$139,785	82.9%

The increase in sales from the second quarter of 2016 to the second quarter of 2017 was primarily related to an increase in volume. The volume increase was due to an approximate 4.2%, or approximately $11.5 million, increase in our market share at our two largest customers, and an approximately $52.9 million increase in the volume of purchases primarily by our two largest customers driven by overall industry growth. We refer to the volume of purchases from us by a customer of ours relative to its other suppliers as our market share of that customer. On a geographic basis, sales in the U.S. increased by $18.3 million in the second quarter of 2017 to $88.5 million. Foreign sales increased by $26.5 million in the second quarter of 2017 to $71.2 million.

The increase in sales from the six months ended June 24, 2016 to the six months ended June 30, 2017 was primarily related to an increase in volume. The volume increase was due to an approximate 4.9%, or approximately $27.5 million, increase in our market share at our two largest customers, and an approximately $104.9 million increase in the volume of purchases primarily by our two largest customers driven by overall industry growth. We refer to the volume of purchases from us by a customer of ours relative to its other suppliers as our market share of that customer. Ajax contributed and incremental $7.4 million during the six months ended June 30, 2017 as compared to the six months ended June 24, 2016. On a geographic basis, sales in the U.S. increased by $46.5 million in the six months ended June 30, 2017 to $166.6 million. Foreign sales increased by $66.8 million in the six months ended June 30, 2017 to $141.8 million.

Cost of Sales and Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2017	June 24, 2016	Amount	%	June 30, 2017	June 24, 2016	Amount	%
	(dollars in thousands)
Cost of sales	$136,227	$80,185	$56,042	69.9%	$260,916	$141,547	$119,369	84.3%
Gross profit	$23,506	$15,180	$8,326	54.8%	$47,521	$27,105	$20,416	75.3%
Gross margin	14.7%	15.9%		- 120 bps	15.4%	16.1%		- 70 bps

The increase in cost of sales from the second quarter of 2016 to the second quarter of 2017 and from the six months ended June 24, 2016 to the six months ended June 30, 2017 was primarily due to the increase in sales volume. The increase in absolute dollars of gross profit was driven primarily by an increase in sales volume.

In the second quarter of 2017 we completed the re‑implementation of our Oracle system in our Singapore and Malaysia subsidiaries to allow for a systems based reporting of results from what had previously been a manual process. In the process of performing the re‑implementation we identified that our previous method had resulted in an accumulated overstatement of inventory as of March 31, 2017 of approximately $1.75 million. In conjunction with the re‑implementation we have corrected this overstatement in the second quarter of 2017 with a charge to cost of sales of $1.75 million, which impacts both net income and earnings per share. We have evaluated the inventory overstatement and determined that it accumulated over historical periods from when operations were first commenced in our foreign sites up to and including 2016. We have estimated that the overstatement was not material to any individual historical period and estimate that the impact to reported gross margins in 2014, 2015, and 2016 was 0 basis points, 10 basis points, and 10 basis points, respectively. Our estimate of the overstatement by period was $0.8 million prior to 2014, $0.1 million in 2014, $0.3 million in 2015, and $0.5 million in 2016. The impact of this charge accounts for a decrease to reported gross margin of 110 basis points and 60 basis points in the second quarter of 2017 and the six months ended June 30, 2017, respectively. The overstatement is not expected to recur in future quarters.

Additionally gross margin was impacted by approximately 60 basis points and 30 basis points for the second quarter of 2017 and the six months ended June 30, 2017, respectively, as we outsourced certain components normally built internally as our capacity additions lagged the significant revenue increase, and we experienced labor inefficiencies due to uneven timing of receipt of these components in relation to our production schedule. We have brought our internal manufacturing capacity on‑line for these parts and do not expect significant outsourcing for the balance of the year.

These reductions to gross margin percentage were partially offset by improved leverage of our fixed overhead costs on increased volume.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2017	June 24, 2016	Amount	%	June 30, 2017	June 24, 2016	Amount	%
	(dollars in thousands)
Research and development	$1,950	$1,290	$660	51.2%	$3,694	$2,665	$1,029	38.6%

The increase in research and development expenses from the second quarter of 2016 to the second quarter of 2017 and from the six months ended June 24, 2016 to the six months ended June 30, 2017 was due to an increase in headcount and consulting expense to support additional projects.

Selling, General, and Administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2017	June 24, 2016	Amount	%	June 30, 2017	June 24, 2016	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$7,984	$7,183	$801	11.2%	$14,842	$13,547	$1,295	9.6%

The increase in selling, general, and administrative expenses from the second quarter of 2016 to the second quarter of 2017 was primarily due to increased expenses from the secondary offering of our ordinary shares by Francisco Partners (“FP”) and increased public company costs, offset in part by reductions in acquisition‑related expenses.

The increase in selling, general, and administrative expenses from the six months ended June 24, 2016 to the six months ended June 30, 2017 was primarily due to increased employee‑related costs from incremental Ajax operating expenses and headcount to support increased sales volumes, increased expenses resulting from the secondary offering of our ordinary shares by Francisco Partners, and increased public company costs, offset in part by reductions in acquisition‑related expenses and reduced consulting fees paid to Francisco Partners Consulting, LLC (“FPC”).

Amortization of Intangible Assets

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2017	June 24, 2016	Amount	%	June 30, 2017	June 24, 2016	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$1,803	$1,803	$-	0.0%	$3,598	$3,406	$192	5.6%

Amortization expense was unchanged from the second quarter of 2016 to the second quarter of 2017 as there was no addition or disposal of intangible assets during the period.

The increase in amortization expense from the six months ended June 24, 2016 to the six months ended June 30, 2017 was due to intangible assets acquired in connection with our acquisition of Ajax.

Interest Expense, Net

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2017	June 24, 2016	Amount	%	June 30, 2017	June 24, 2016	Amount	%
	(dollars in thousands)
Interest expense, net	$675	$1,160	$(485)	-41.8%	$1,365	$2,062	$(697)	-33.8%

The decrease in interest expense, net from the second quarter of 2016 to the second quarter of 2017 was due to a decrease in the average amount borrowed in 2017 as a result of the pay down of debt in December 2016 using proceeds from our IPO and a 10 basis point decrease in our average interest rate during the second quarter of 2017 compared to the second quarter of 2016.

The decrease in interest expense, net from the six months ended June 24, 2016 to the six months ended June 30, 2017 was due to a decrease in the average amount borrowed in 2017 as a result of the pay down of debt in December 2016 using proceeds from our IPO, partially offset by 20 basis point increase our average interest rate during the six months ended June 30, 2017 compared to the six months ended June 24, 2016.

Total borrowings outstanding at June 30, 2017, net of debt issuance costs, was $38.2 million, compared to $78.6 million at June 24, 2016.

Other Expense (Income), Net

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2017	June 24, 2016	Amount	%	June 30, 2017	June 24, 2016	Amount	%
	(dollars in thousands)
Other expense (income), net	$151	$244	$(93)	-38.1%	$(398)	$(143)	$(255)	178.3%

The change in other expense, net from the second quarter of 2016 to the second quarter of 2017 was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound.

The increase in other income, net from the six months ended June 24, 2016 to the six months ended June 30, 2017 was primarily due to a gain on the sale of our cost method investment, CHawk Technology International, Inc. (“CHawk”) of $0.2 million that occurred in the first quarter of 2017.

Income Tax Expense from Continuing Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2017	June 24, 2016	Amount	%	June 30, 2017	June 24, 2016	Amount	%
	(dollars in thousands)
Income tax expense from continuing operations	$473	$225	$248	110.2%	$998	$461	$537	116.5%

The increase in the income tax expense from continuing operations from the second quarter of 2016 to the second quarter of 2017 and from the six months ended June 24, 2016 to the six months ended June 30, 2017 was primarily due to increased withholdings taxes on intercompany notes between our U.S. and foreign tax jurisdictions.

Non‑GAAP Results

Management uses non‑GAAP adjusted net income from continuing operations to evaluate our operating and financial results. We believe the presentation of non‑GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non‑GAAP adjusted net income from continuing operations is defined as: net income from continuing operations; excluding amortization of intangible assets, share-based compensation expense, and other non-recurring expenses; tax adjustments related to those non‑GAAP adjustments; the tax benefit associated with the acquisition of Ajax; and certain other non‑recurring charges. Non‑GAAP adjusted diluted EPS is defined as non‑GAAP adjusted net income from continuing operations divided by adjusted diluted ordinary shares, which assumes the IPO shares sold, the conversion of preferred shares into ordinary shares, and vesting of restricted shares and options in connection with the IPO occurred at the beginning of the measurement period.

The following table presents our unaudited non‑GAAP adjusted net income from continuing operations and a reconciliation from net income from continuing operations, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in thousands, except share and per share amounts)
Non-GAAP Data:
Net income from continuing operations	$10,470	$3,275	$23,422	$5,107
Non-GAAP adjustments:
Amortization of intangible assets	1,803	1,803	3,598	3,406
Share-based compensation	569	555	913	972
Other non-recurring expenses (1)	952	1,342	452	2,055
Tax adjustments related to non-GAAP adjustments (2)	(18)	(19)	(42)	(39)
Tax benefit related to Ajax acquisition	—	—	—	—
Adjustments to cost of goods sold (3)	1,752	—	1,752	—
Non-GAAP adjusted net income from continuing operations	$15,528	$6,956	$30,095	$11,501
Non-GAAP adjusted diluted EPS (4)	$0.60	$0.29	$1.16	$0.48
Shares used to compute diluted EPS (5)	26,063,527	24,029,793	25,868,403	24,037,305
(1)

Included in this amount for the second quarter of 2017 are (i) expenses incurred in connection with the secondary offering of our ordinary shares by FP and (ii) acquisition‑related expenses. Included in this amount for the six months ended June 30, 2017 are (i) expenses incurred in connection with the secondary offering of our ordinary shares by FP, (ii) acquisition‑related expenses, (iii) a refund from FPC, and (iv) a gain on sale of our investment in CHawk. Included in this amount for the second quarter of 2016 and the six months ended June 24, 2016 are (i) IPO preparation expenses, (ii) consulting fees paid to FPC, (iii) bonuses paid to members of our management in connection with the cash dividend paid by us in August 2015, and (iv) acquisition‑related expenses.

(2)

The difference between (i) the adjustments to our tax expense made in connection with the other non‑GAAP adjustments made to determine adjusted net income and (ii) the GAAP tax expense was $0.5 million, $0.2 million, $1.0 million, and $0.5 million for the second quarter of 2017 and 2016 and the six months ended June 30, 2017 and June 24, 2016, respectively.

(3)

During the second quarter of 2017, we corrected an error related to translating the inventory balances at our Malaysia and Singapore subsidiaries at an incorrect foreign currency rate. The error arose in prior period financial statements beginning in periods prior to 2014 and through 2016.  The correction resulted in a $1.75 million increase in cost of sales and a corresponding decrease in gross profit in our consolidated statement of operations and a decrease to inventories in our consolidated balance sheet during the second quarter of 2017. See Management’s Discussion and Analysis – Comparison of the Three and Six Months Ended June 30, 2017 and June 24, 2016 above for further detail.

(4)	Calculated by dividing non‑GAAP adjusted net income from continuing operations by diluted shares outstanding.
(5)

Assumes the IPO shares sold, the conversion of preferred shares into ordinary shares, and vesting of restricted shares and options in connection with the IPO occurred at the beginning of the measurement period, for comparability between current and prior periods. No adjustment is needed to diluted shares outstanding for the three and six months ended June 30, 2017.

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

Liquidity and Capital Resources

We had cash and restricted cash of $66.8 million as of June 30, 2017. Our principal uses of liquidity are to fund our working capital needs and purchase new capital equipment. The increase in cash was primarily due to $7.5 million of net cash provided by operating activities, $7.3 million of proceeds from the exercise of the underwriters’ over‑allotment option in January 2017 in connection with our IPO, and $2.2 million of proceeds from the exercise of stock options by certain employees of the Company, partially offset by net cash used in investing activities of $2.8 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flow Analysis

	Six Months Ended
	June 30, 2017	June 24, 2016
	(in thousands)
Cash provided by operating activities	$7,508	$3,910
Cash used in investing activities	(2,784)	(17,737)
Cash provided by financing activities	9,466	15,710
Net increase in cash and restricted cash	$14,190	$1,883

Operating Activities

We generated $7.5 million of cash from operating activities during the six months ended June 30, 2017 due to net income of $22.7 million and non‑cash charges of $5.9 million, partially offset by a net increase of $21.1 million in our net operating assets and liabilities. Non‑cash charges consist of $5.2 million in depreciation and amortization, $0.9 million in share‑based compensation, and amortization of debt issuance costs of $0.3 million, partially offset by deferred taxes of $0.2 million and a gain on the sale of our investment in CHawk of $0.2 million. The increase in net operating assets and liabilities was primarily due to an increase in accounts receivable of $13.4 million, resulting from increased sales volume and timing of shipments and customer payments during the period, and an increase in inventories of $26.1 million, resulting from increased materials purchases to support increased demand. This increase was primarily offset by an increase of $13.6 million in accounts payable, resulting from increased inventory purchases.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2017 was $2.8 million due to $5.2 million in capital expenditures, partially offset by $2.4 million in proceeds from the sale of our investments in Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”) and CHawk and the settlement of our note receivable from AFGM.

Financing Activities

We generated $9.5 million in cash from financing activities during the six months ended June 30, 2017, which consists $7.3 million of net proceeds from the exercise of the underwriters’ over‑allotment option in January 2017 in connection with our IPO and $2.2 million of proceeds from the exercise of stock options by certain employees of the Company.

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

Interest Rate Risk

We had total outstanding debt of $39.8 million as of June 30, 2017, no portion of which was due within 12 months. The outstanding amount of debt reflected in our consolidated financial statements included elsewhere in this report is net of $1.6 million of debt issuance costs as of June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective, because of the material weakness in our internal control described below, and did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. If we cannot provide reliable financial information, our business, operating results and share price could be negatively impacted.

During the second quarter of 2017, we identified a material weakness in our internal control over financial reporting related to ineffective periodic risk assessment over control activities that ensure the ending inventory balances of our Malaysia and Singapore subsidiaries were recorded at the appropriate U.S. Dollar functional currency rate. During our previous consolidation process, we had a manual process that translated these inventory balances into the U.S. Dollar functional currency at incorrect rates for these subsidiaries due to system limitations, and we did not implement a control to reconcile the ending inventory balance at our Malaysia and Singapore subsidiaries to the final inventory balance reported in our consolidated financial statements. This material weakness resulted in an accumulated overstatement of inventory as of March 31, 2017 of approximately $1.75 million. We have completed the re‑implementation of our Oracle system, which allows for a systems‑based calculation of inventory purchases and ending inventory at the proper U.S. Dollar functional currency rates, and we have implemented a control to reconcile the final Malaysia and Singapore inventory sub‑ledger balances to the final balances recorded in consolidation. While we believe that the new system will correctly record inventory purchases and that our newly implemented reconciliation control will operate at a sufficient level of precision to identify any significant errors, management will continue to monitor the mitigation measures taken as the controls will need to operate for a reasonable period of time to determine whether they are operating effectively to remediate the material weakness.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 6 – Commitments and Contingencies” in the Notes to Financial Statements (Unaudited) included in this report.

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors," in our 2016 Annual Report and our 2017 Quarterly Report for the quarter ended March 31, 2017 could materially and adversely affect our business, financial condition and results of operations, and the trading price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Below we describe additional risks that supplement the risks described in our 2016 Annual Report and our 2017 Quarterly Report for the quarter ended March 31, 2017.

In the second quarter of 2017, we identified a material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our share price.

During the second quarter of 2017, we identified a material weakness in our internal control over financial reporting related to ineffective periodic risk assessment over control activities that ensure the ending inventory balances of our Malaysia and Singapore subsidiaries were recorded at the appropriate U.S. Dollar functional currency rate. During our previous consolidation process, we had a manual process that translated these inventory balances into the U.S. Dollar functional currency at incorrect rates for these subsidiaries due to system limitations, and we did not implement a control to reconcile the ending inventory balance at our Malaysia and Singapore subsidiaries to the final inventory balance reported in our consolidated financial statements. This material weakness resulted in an accumulated overstatement of inventory as of March 31, 2017 of approximately $1.75 million. We have completed the re‑implementation of our Oracle system, which allows for a systems‑based calculation of inventory purchases and ending inventory at the proper U.S. Dollar functional currency rates, and we have implemented a control to reconcile the final Malaysia and Singapore inventory sub‑ledger balances to the final balances recorded in consolidation. While we believe that the new system will correctly record inventory purchases and that our newly implemented reconciliation control will operate at a sufficient level of precision to identify any significant errors, management will continue to monitor the mitigation measures taken as the controls will need to operate for a reasonable period of time to determine whether they are operating effectively to remediate the material weakness.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

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

10.1

Transition Agreement, dated as of June 29, 2017, between Ichor Systems, Inc. and Maurice Carson (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on June 29, 2017)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICHOR HOLDINGS, LTD.

Date: August 11, 2017	By:	/s/ Thomas M. Rohrs
Thomas M. Rohrs
Executive Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Maurice Carson
Maurice Carson
Director, President and Chief Financial Officer (Principal Accounting and Financial Officer)