Form 10-Q
period 2017-09-29
ICHOR HOLDINGS, LTD.
filed 2017-11-13
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

As of November 6, 2017, the registrant had 25,588,872 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 29, 2017	December 30, 2016
Assets
Current assets:
Cash	$41,987	$50,854
Restricted cash	861	1,794
Accounts receivable, net	59,351	26,401
Inventories, net	110,632	70,881
Prepaid expenses and other current assets	3,617	7,061
Current assets from discontinued operations	21	99
Total current assets	216,469	157,090
Property and equipment, net	16,748	12,018
Other noncurrent assets	1,677	3,574
Deferred tax assets	1,388	570
Intangible assets, net	38,468	32,146
Goodwill	95,028	77,093
Total assets	$369,778	$282,491
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$91,553	$88,531
Accrued liabilities	7,179	6,554
Other current liabilities	5,897	5,421
Current portion of long-term debt	1,180	—
Current liabilities from discontinued operations	626	564
Total current liabilities	106,435	101,070
Long-term debt, less current portion, net	66,562	37,944
Deferred tax liabilities	440	606
Other non-current liabilities	2,516	1,173
Non-current liabilities from discontinued operations	31	39
Total liabilities	175,984	140,832
Shareholders’ equity
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 25,537,585 and 23,857,381 shares issued and outstanding, respectively)	3	2
Additional paid in capital	211,193	196,049
Accumulated deficit	(17,402)	(54,392)
Total shareholders’ equity	193,794	141,659
Total liabilities and shareholders’ equity	$369,778	$282,491

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net sales	$164,519	$105,687	$472,956	$274,339
Cost of sales	140,323	88,802	401,239	230,349
Gross profit	24,196	16,885	71,717	43,990
Operating expenses:
Research and development	1,992	1,564	5,686	4,229
Selling, general, and administrative	11,430	6,782	26,272	20,329
Amortization of intangible assets	2,220	1,804	5,818	5,210
Total operating expenses	15,642	10,150	37,776	29,768
Operating income	8,554	6,735	33,941	14,222
Interest expense, net	739	1,183	2,104	3,245
Other expense (income), net	73	(241)	(325)	(384)
Income from continuing operations before income taxes	7,742	5,793	32,162	11,361
Income tax benefit from continuing operations	(6,556)	(1,888)	(5,558)	(1,427)
Net income from continuing operations	14,298	7,681	37,720	12,788
Discontinued operations:
Income (loss) from discontinued operations before taxes	—	16	(721)	(4,013)
Income tax expense from discontinued operations	8	23	9	26
Net loss from discontinued operations	(8)	(7)	(730)	(4,039)
Net income	14,290	7,674	36,990	8,749
Less: Undistributed earnings attributable to preferred shareholders	—	(7,628)	—	(8,707)
Net income attributable to ordinary shareholders	$14,290	$46	$36,990	$42
Net income per share from continuing operations attributable to ordinary shareholders:
Basic	$0.57	$0.43	$1.51	$0.72
Diluted	$0.54	$0.08	$1.45	$0.16
Net income per share attributable to ordinary shareholders:
Basic	$0.57	$0.43	$1.48	$0.49
Diluted	$0.54	$0.08	$1.42	$0.11
Shares used to compute net income from continuing operations per share attributable to ordinary shareholders:
Basic	25,267,113	106,082	24,923,298	85,781
Diluted	26,278,147	542,949	26,008,346	380,501
Shares used to compute net income per share attributable to ordinary shareholders:
Basic	25,267,113	106,082	24,923,298	85,781
Diluted	26,278,147	542,949	26,008,346	380,501

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 30, 2016	23,857,381	$2	$196,049	$(54,392)	$141,659
Ordinary shares issued from initial public offering, net of transaction costs	881,667	1	7,277	—	7,278
Ordinary shares issued from exercise of stock options	740,472	—	6,331	—	6,331
Ordinary shares issued from vesting of restricted share units	58,065	—	—	—	—
Share-based compensation expense	—	—	1,536	—	1,536
Net income	—	—	—	36,990	36,990
Balance at September 29, 2017	25,537,585	$3	$211,193	$(17,402)	$193,794

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 29, 2017	September 23, 2016
Cash flows from operating activities:
Net income	$36,990	$8,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,351	7,049
Gain on sale of investments and settlement of note receivable	(241)	—
Share-based compensation	1,536	1,345
Deferred income taxes	(6,207)	(2,485)
Amortization of debt issuance costs	412	395
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(22,632)	(13,420)
Inventories	(18,915)	(10,236)
Prepaid expenses and other assets	4,112	(2,065)
Accounts payable	(2,081)	15,657
Accrued liabilities	(1,280)	1,397
Other liabilities	881	(2,361)
Net cash provided by operating activities	926	4,025
Cash flows from investing activities:
Capital expenditures	(6,609)	(2,253)
Cash paid for acquisitions, net of cash acquired	(49,542)	(17,406)
Proceeds from sale of intangible assets	—	230
Proceeds from sale of property, plant, and equipment	—	243
Proceeds from sale of investments and settlement note receivable	2,430	—
Net cash used in investing activities	(53,721)	(19,186)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	7,278	—
Proceeds from exercise of stock options	6,331	—
Debt issuance and modification costs	(319)	—
Borrowings under revolving commitment	10,000	12,000
Repayments on revolving commitment	—	(7,000)
Borrowing on long-term debt	20,000	15,000
Repayments on long-term debt	(295)	(3,723)
Net cash provided by financing activities	42,995	16,277
Net increase (decrease) in cash	(9,800)	1,116
Cash and restricted cash at beginning of year	52,648	24,188
Cash and restricted cash at end of quarter	$42,848	$25,304
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,518	$2,628
Cash paid (refunded) during the period for taxes	$150	$(129)
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$267	$197

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

Year End

We use a 52 or 53 week fiscal year ending on the last Friday in December. The three months ended September 29, 2017 and September 23, 2016 were both 13 weeks. The nine months ended September 29, 2017 and September 23, 2016 were both 39 weeks. References to the third quarter of 2017 and 2016 relate to the three months ended September 29, 2017 and September 23, 2016, respectively.

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

Accounting Pronouncements Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014‑09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date (“ASU 2015‑14”), which defers the effective date of ASU 2014‑09 for one year and permits early adoption in accordance with the original effective date of ASU 2014‑09. The standard is effective for the Company beginning in the first quarter of the fiscal year ending December 28, 2018. During the third quarter of 2017 the Company made progress toward completing the evaluation of potential changes from adopting the new standard on its financial statements and disclosures. The Company is still evaluating the impact of the standard on its revenue streams and significant contracts. At this point in time the Company does not anticipate a material impact from the adoption of this standard.  However, the final determination is not known at this time, as it is dependent on the number, size, and complexity of contracts not fully evaluated at this time.

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

Note 2 –Acquisitions

Cal-Weld, Inc.

On July 27, 2017, the Company completed the acquisition of Cal‑Weld, Inc. (“Cal‑Weld”), a California-based leader in the design and fabrication of precision, high purity industrial components, subsystems, and systems, for $56,879. Pursuant to the purchase agreement, the Company placed $6,000 in escrow for indemnification and working capital claims. As of September 29, 2017, the Company has submitted a working capital claim to the seller of $959 which was agreed to and settled subsequent to quarter-end. The Company does not anticipate any further adjustments and expects the remaining amount in escrow to be ultimately transferred to the seller. Accordingly, the remaining amount in escrow is included in the total acquisition consideration. Cal‑Weld will expand the Company’s capacity and capabilities in the area of component manufacturing for Gas Delivery tools used in semiconductor manufacturing.

The following table presents the preliminary purchase price allocation as of July 27, 2017:

Preliminary Allocation July 27, 2017
Cash acquired	$7,337
Accounts receivable, net	10,318
Inventories	20,836
Prepaid expenses and other current assets	287
Property and equipment, net	1,639
Other noncurrent assets	587
Intangible assets, net	12,140
Goodwill	17,957
Accounts payable and accrued liabilities	(8,007)
Other non-current liabilities	(908)
Deferred tax liabilities	(5,307)
Total acquisition consideration	$56,879

The Company allocated $11,480 to customer relationships and $660 to order backlog with weighted average amortization periods of 10 years and 6 months, respectively. Goodwill recognized from the acquisition of Cal‑Weld was primarily attributed to an assembled workforce and expected synergies and is not tax deductible. The allocation of acquisition consideration for Cal‑Weld is preliminary as we have not obtained all of the information to finalize the opening balance sheet or the allocation between goodwill and intangible assets. Management has recorded allocations based on information currently available. The Company incurred transaction costs of $1,498 and $1,712 in connection with the acquisition of Cal‑Weld during the three and nine months ended September 29, 2017, respectively.

The Company’s consolidated financial statements for the third quarter of 2017 include approximately two months of Cal‑Weld operating activity. Included in the Company’s statements of operations for the third quarter of 2017 are net sales and net income from continuing operations of $23,389 and $1,391, respectively, attributable to Cal‑Weld.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed on December 26, 2015, the beginning of the earliest period presented. Pro forma adjustments are mainly comprised of amortization expense related to acquired intangible assets, compensation-related costs attributed to non-retained previous ownership, acquisition-related costs, incremental interest expense from increased borrowings to fund the acquisition, acquired inventory fair value charges, and the related income tax effects. The inventory fair value adjustment resulted in a $3,594 charge to cost of sales for the nine months ended September 23, 2016. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved or of results that may occur in the future:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net sales	$173,091	$125,980	$542,145	$335,217
Net income from continuing operations	$15,914	$9,596	$45,258	$14,940
Net income per share from continuing operations attributable to ordinary shareholders:
Basic	$0.61	$0.54	$1.79	$0.86
Diluted	$0.59	$0.10	$1.72	$0.19

Ajax‑United Patterns & Molds, Inc.

On April 12, 2016, the Company completed the acquisition of Ajax‑United Patterns & Molds, Inc. (“Ajax”), a California-based manufacturer of complex plastic and metal products used in the medical, biomedical, semiconductor, data communication, and food processing equipment industries, for $17,594.

The following table presents the preliminary purchase price allocation as of December 30, 2016, measurement period adjustments from December 30, 2016 through April 12, 2017, and the final purchase price allocation as of April 12, 2017, the end of the measurement period. Measurement period adjustments are primarily related to finalization of the valuation of deferred tax liabilities and net identifiable assets and liabilities:

	Preliminary Allocation December 30, 2016	Measurement Period Adjustment	Final Allocation April 12, 2017
Cash acquired	$187	$—	$187
Accounts receivable, net	1,250	—	1,250
Inventories	3,236	—	3,236
Prepaid expenses and other current assets	77	8	85
Property and equipment, net	1,545	(78)	1,467
Other noncurrent assets	2,948	—	2,948
Intangible assets, net	8,030	—	8,030
Goodwill	7,078	(22)	7,056
Accounts payable and accrued liabilities	(4,486)	9	(4,477)
Deferred tax liabilities	(2,271)	83	(2,188)
Total acquisition consideration	$17,594	$—	$17,594

Note 3 – Inventories

Inventories consist of the following:

	September 29, 2017	December 30, 2016
Raw materials	$77,527	$46,889
Work in process	30,500	22,649
Finished goods	11,181	9,423
Excess and obsolete adjustment	(8,576)	(8,080)
Total inventories, net	$110,632	$70,881

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 29, 2017	December 30, 2016
Machinery	$8,172	$5,243
Leasehold improvements	14,871	11,276
Computer software, hardware and equipment	4,143	2,848
Office furniture, fixtures and equipment	455	220
Vehicles	37	10
Construction-in-process	1,315	2,069
	28,993	21,666
Less accumulated depreciation	(12,245)	(9,648)
Total property and equipment, net	$16,748	$12,018

Depreciation expense was $946, $624, $2,533, and $1,839 for the third quarter of 2017 and 2016 and the nine months ended September 29, 2017 and September 23, 2016, respectively.

Note 5 – Intangible Assets and Goodwill

Definite‑lived intangible assets consist of the following:

	September 29, 2017
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount
Trademarks	$9,690	$(5,572)	$—	$4,118
Customer relationships	62,037	(20,186)	(11,076)	30,775
Developed technology	28,100	(16,810)	(8,155)	3,135
Backlog	660	(220)	—	440
Total intangible assets	$100,487	$(42,788)	$(19,231)	$38,468

	December 30, 2016
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount
Trademarks	$9,690	$(4,845)	$—	$4,845
Customer relationships	50,557	(17,150)	(11,076)	22,331
Developed technology	28,100	(14,975)	(8,155)	4,970
Backlog	30	(30)	—	—
Total intangible assets	$88,377	$(37,000)	$(19,231)	$32,146

Amortization expense was $2,220, $1,804, $5,818, and $5,210 for the third quarter of 2017 and 2016 and the nine months ended September 29, 2017 and September 23, 2016, respectively.

The following table presents changes to goodwill during the nine months ended September 29, 2017:

Goodwill
Balance at December 30, 2016	$77,093
Acquisitions	17,935
Impairment	—
Balance at September 29, 2017	$95,028

Note 6 – Commitments and Contingencies

Operating Leases

The Company leases offices under various operating leases expiring through 2024. The Company is responsible for utilities and its proportionate share of operating expenses under the facilities’ leases. The Company recognizes escalating lease payments on a straight‑line basis over the lease term. The total obligation at September 29, 2017 is $10,726.

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Purchase Commitments

At September 29, 2017, the Company has purchase orders outstanding for raw materials and component parts totaling $78,903.

Note 7 – Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Income tax benefit from continuing operations	$(6,556)	$(1,888)	$(5,558)	$(1,427)
Income from continuing operations before income taxes	$7,742	$5,793	$32,162	$11,361
Effective income tax rate	-84.7%	-32.6%	-17.3%	-12.6%

The Company’s effective tax rate for the third quarter of 2017 and 2016 and for the nine months ended September 29, 2017 and September 23, 2016 differs from the statutory rate due to a full valuation allowance provided against its U.S. net deferred tax assets, taxes on foreign income that differ from the U.S. tax rate, tax benefits created in connection with our acquisitions, accrued withholding taxes, and certain other non-recurring tax benefits.

During the third quarter of 2017, we recorded a discrete tax benefit of $5,281 related to the release of a valuation allowance as a result of acquiring deferred tax liabilities in connection with our acquisition of Cal‑Weld. In addition, as a result of re‑characterizing intercompany debt to equity, a tax benefit of $1,627 was recorded during the current quarter related to the reversal of previously accrued withholding taxes. Therefore, the tax benefit recorded for the nine months ended September 29, 2017 consists primarily of these benefits offset in part by tax expense or benefit related to our foreign operations in which we conduct business and tax expense related to cash tax liabilities to be paid by U.S. subsidiaries.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $1,644 at September 29, 2017. The related interest and penalties were $76 and $346, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of September 29, 2017, the Company is not under examination by tax authorities.

Note 8 – Employee Benefit Programs

401(k) Plan

The Company sponsors a 401(k) plan available to employees of its U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s compensation in a plan year or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of each participant’s deferral, up to an annual maximum of two thousand five hundred dollars. Matching contributions were $97, $56, $435, and $274 for the third quarter of 2017 and 2016 and the nine months ended September 29, 2017 and September 23, 2016, respectively.

Medical Insurance

The Company sponsors a self‑insured group medical insurance plan for its U.S. employees and their dependents. The self‑insured plan is designed to provide a specified level of coverage, with stop‑loss coverage provided by a commercial insurer, in order to limit the Company’s exposure. Expense incurred related to this plan was $612, $615, $2,028, and $1,824 for the third quarter of 2017 and 2016 and the nine months ended September 29, 2017 and September 23, 2016, respectively.

Note 9 – Credit Facilities

Long‑term debt consists of the following:

	September 29, 2017	December 30, 2016
Term loan facility	$59,535	$39,830
Revolving credit facility	10,000	—
Total principal amount of long-term debt	69,535	39,830
Less unamortized debt issuance costs	(1,793)	(1,886)
Total long-term debt, net	67,742	37,944
Less current portion	(1,180)	—
Total long-term debt, less current portion, net	$66,562	$37,944

2015 Credit Facility

On August 11, 2015, the Company and its subsidiaries entered into a new $55,000 term loan facility and $20,000 revolving credit facility (collectively, the “2015 Credit Facility”) with a syndicate of lenders and repaid all outstanding indebtedness under the prior $50,000 term loan facility and $25,000 revolving credit facility. In April 2016, the Company amended the 2015 Credit Facility to increase the term loan facility by $15,000. The 2015 Credit Facility also includes a letter of credit subfacility under the revolving credit facility. In July 2017, the Company amended the 2015 Credit Facility to increase the term loan facility by $20,000, add an additional $20,000 of borrowing capacity under its revolving credit facility, and reduce its interest rate (the “July 2017 Amendments”). The July 2017 Amendments did not meet the definition of an extinguishment and were accounted for as debt modifications.

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the agreement governing the 2015 Credit Facility) at the option of the Company, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Effective rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 1.00-1.50% and 2.00-2.50% per annum, respectively, depending on the Company’s Leverage Ratio. Interest payments are due quarterly if loans are made under the Base Rate. Interest payments are due on the last day of the applicable interest period under Eurodollar Rate loans. As of September 29, 2017, the term loan facility and revolving credit facility bore interest at the Eurodollar rate option of 3.28%.

Principal payments are due on a quarterly basis, however, the $25,000 payment made using proceeds from our IPO in December 2016 was treated as a pre-payment, and therefore the Company is only required to make quarterly princpal payments of $295 on the additional $20,000 borrowed in connection with the July 2017 Amendments. The 2015 Credit Facility matures in August 2020.

Note 10 – Related Party Transactions

The Company received advisory services from Francisco Partners Management, L.P. (“Francisco Partners”) an entity affiliated with the Company’s principal shareholders but in which such shareholders hold no interest, through our December 2016 IPO, at which point the agreement was terminated. Under the agreement, the Company was to pay Francisco Partners an annual advisory fee equal to $1,500 per year. Francisco Partners has waived payment of advisory fees for all periods presented.

The Company also received consulting services from Francisco Partners Consulting, LLC (“FPC”), an entity that provides consulting services to the private equity funds management by Francisco Partners and their portfolio companies on a dedicated basis, through our December 2016 IPO, at which point the agreement was terminated. FPC is not an affiliate of the Company or of Francisco Partners, and none of the Company’s principal shareholders hold an in interest in FPC. In the nine months ended September 29, 2017, the Company received from FPC a refund of previously paid consulting fees of $281. In the nine months ended September 23, 2016, the Company paid $512 to FPC for consulting services.

The Company purchases certain parts from Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”), an investment acquired in conjunction with the acquisition of Ajax. Total purchases from AFGM were $387 and $360 in the nine months ended September 29, 2017 and September 23, 2016, respectively. Outstanding accounts payable to AFGM totaled $344 at December 30, 2016. During February 2017, the Company sold its investment in AFGM, and therefore no related party relationship exists on a go‑forward basis.

Note 11 – Share‑Based Compensation

The Company has two share‑based compensation plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2016 Omnibus Incentive Plan (the “2016 Plan”), which provide for grants of share‑based awards to employees, directors and consultants. Awards may be in the form of options, tandem and non‑tandem stock appreciation rights, restricted shares, restricted stock units, performance awards, and other share‑based awards. Awards generally vest over four years, 25% on the first anniversary and quarterly thereafter.

In May 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which provides employees the ability to designate a portion of their base compensation to purchase ordinary shares at a purchase price equal to 85% of the fair market value of ordinary shares on the first or last day of each 6 month purchase period. The current purchase period began on August 7, 2017 and ends on December 30, 2017. No shares have been issued to date under the 2017 ESPP.

Share‑based compensation expense for stock options, restricted shares, and ordinary shares across all plans was $623, $373, $1,536, and $1,345 for the third quarter of 2017 and 2016 and the nine months ended September 29, 2017 and September 23, 2016, respectively.

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 29, 2017:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 30, 2016	1,948,307	215,908	$8.87
Granted	536,700	—	$18.84
Exercised	(740,472)	—	$8.55
Forfeited	—	—	$—
Expired	—	—	$—
Outstanding, September 29, 2017	1,744,535	215,908	$11.72	4.1 years	$29,573
Exercisable, September 29, 2017	988,237	215,908	$9.03	2.8 years	$21,393

Restricted Shares

The following table summarizes the Company’s restricted share activity during the nine months ended September 29, 2017:

	Number of Restricted Ordinary Shares
	Time vesting	Weighted average grant date fair value
Unvested, December 30, 2016	103,055	$8.39
Granted	95,158	$17.83
Vested	(58,065)	$8.38
Forfeited	—	$—
Unvested, September 29, 2017	140,148	$14.81

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area (including sales from discontinued operations):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
United States of America	$101,975	$57,844	$268,614	$177,977
Singapore	50,275	41,844	172,799	105,337
Europe	6,740	3,990	19,116	11,898
Other	5,529	2,147	12,427	5,697
Total net sales	$164,519	$105,825	$472,956	$300,909

Note 13 – Earnings per Share

Earnings per share (“EPS”) was presented in conformity with the two‑class method for the third quarter of 2016 and nine months ended September 23, 2016, required for participating securities, as the Company had two classes of stock outstanding until its December 2016 IPO. EPS was not presented in conformity with the two‑class method for the third quarter of 2017 and nine months ended September 29, 2017, as the Company had only one class of stock outstanding for that period.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to ordinary shareholders and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Numerator:
Net income from continuing operations	$14,298	$7,681	$37,720	$12,788
Undistributed earnings attributed to preferred shareholders	—	(7,635)	—	(12,726)
Net income from continuing operations, attributable to ordinary shareholders	$14,298	$46	$37,720	$62
Net loss from discontinued operations, attributable to ordinary shareholders	$(8)	$(7)	$(730)	$(4,039)
Net income	$14,290	$7,674	$36,990	$8,749
Undistributed earnings attributed to preferred shareholders	—	(7,628)	—	(8,707)
Net income, attributable to ordinary shareholders	$14,290	$46	$36,990	$42
Denominator:
Weighted average ordinary shares outstanding	25,267,113	106,082	24,923,298	85,781
Dilutive effect of stock options	955,598	394,618	1,039,920	231,932
Dilutive effect of restricted shares	54,088	42,249	44,679	62,788
Dilutive effect of employee share purchase plan	1,348	—	449	—
Weighted average number of shares used in diluted per share calculation for net income from continuing operations	26,278,147	542,949	26,008,346	380,501
Weighted average number of shares used in diluted per share calculation for net loss from discontinued operations	25,267,113	106,082	24,923,298	85,781
Weighted average ordinary shares outstanding	25,267,113	106,082	24,923,298	85,781
Dilutive effect of stock options	955,598	394,618	1,039,920	231,932
Dilutive effect of restricted shares	54,088	42,249	44,679	62,788
Dilutive effect of employee share purchase plan	1,348	—	449	—
Weighted average number of shares used in diluted per share calculation for net income	26,278,147	542,949	26,008,346	380,501
Net income (loss) per share attributable to ordinary shareholders:
Continuing operations:
Basic	$0.57	$0.43	$1.51	$0.72
Diluted	$0.54	$0.08	$1.45	$0.16
Discontinued operations:
Basic	$—	$(0.07)	$(0.03)	$(47.09)
Diluted	$—	$(0.07)	$(0.03)	$(47.09)
Total:
Basic	$0.57	$0.43	$1.48	$0.49
Diluted	$0.54	$0.08	$1.42	$0.11

An aggregated total of 178,136, 123,763, 226,607, and 185,181 potential ordinary shares have been excluded from the computation of diluted net income (loss) per share attributable to ordinary shareholders for the third quarter of 2017 and 2016 and the nine months ended September 29, 2017 and September 23, 2016, respectively, because including them would have been antidilutive.

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

The following table represents the carrying amounts of the major classes of assets and liabilities of the Kingston, New York facility:

	September 29, 2017	December 30, 2016
Assets
Current assets:
Prepaid expenses and other current assets	$21	$99
Total current assets	21	99
Total assets	$21	$99
Liabilities
Current liabilities:
Accounts payable	$133	$152
Accrued liabilities	471	360
Other current liabilities	22	52
Total current liabilities	626	564
Deferred tax liabilities	31	30
Other long-term liabilities	—	9
Total liabilities	$657	$603

The following table represents results of our discontinued operation:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net sales	$—	$138	$—	$26,570
Cost of sales	—	118	—	28,046
Operating expenses:
Research and development	—	(5)	—	262
Selling, general, and administrative	—	10	721	2,276
Amortization of intangible assets	—	—	—	—
Total operating expenses	—	5	721	2,538
Operating income (loss)	—	15	(721)	(4,014)
Interest income, net	—	—	—	—
Other expense, net	—	(1)	—	(1)
Income (loss) from discontinued operations before income taxes	—	16	(721)	(4,013)
Income tax expense	8	23	9	26
Loss from discontinued operations	$(8)	$(7)	$(730)	$(4,039)

Note 15 – Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company's consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2017, the date the consolidated financial statements were issued.

On October 23, 2017 the Company entered into a 5 year commercial building lease agreement for the lease of approximately 64,000 square feet in Tualatin, Oregon near its existing facility. Base rent begins at $30 per month, with the first three months waived. The total rent obligation payable over the 5 year lease period is $1,862.

On November 3, 2017 Ichor Holdings, LLC, a subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”) for the acquisition of Talon Holdings, LLC, the parent company of Talon Innovations Corporation (“Talon”) for $130,000, subject to customary adjustments. The Company anticipates financing the acquisition with approximately $10,000 of cash on‑hand and $120,000 of incremental borrowings. Talon is located in Sauk Rapids, Minnesota, with facilities in Osakis, Minnesota; Tampa, Florida; and Seoul, South Korea. Talon is a leader in the design and manufacturing of high precision machined parts used in leading edge semiconductor tools. In connection with the acquisition of Talon, the Company expects to borrow $120,000 million under its 2015 Credit Facility as an incremental term loan facility (the “Incremental Loan”), payable in quarterly installments of $1,770. The Incremental Loan’s interest rate and maturity date are consistent with other amounts outstanding under the 2015 Credit Facility. The acquisition is subject to satisfaction of customary closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected to close in the fourth quarter of 2017.

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

We have a global footprint with volume production facilities in Malaysia, Singapore and Union City, California. We completed our initial public offering (“IPO”) in December 2016. In the third quarter of 2017 and 2016, our two largest customers by sales were Lam Research and Applied Materials. During the third quarter of 2017 and 2016, respectively, we generated sales of $164.5 million and $105.7 million, gross profit of $24.2 million and $16.9 million, net income from continuing operations of $14.3 million and $7.7 million, and adjusted net income from continuing operations of $16.3 million and $8.3 million. Adjusted net income from continuing operations is a financial measure that is not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”). See “Non‑GAAP Results” for a discussion of adjusted net income from continuing operations, an accompanying presentation of the most directly comparable financial measure calculated in accordance with GAAP, net income from continuing operations, and a reconciliation of the differences between adjusted net income from continuing operations and net income from continuing operations.

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Sales	$164,519	$105,687	$472,956	$274,339
Cost of sales	140,323	88,802	401,239	230,349
Gross profit	24,196	16,885	71,717	43,990
Operating expenses:
Research and development	1,992	1,564	5,686	4,229
Selling, general and administrative	11,430	6,782	26,272	20,329
Amortization of intangible assets	2,220	1,804	5,818	5,210
Total operating expenses	15,642	10,150	37,776	29,768
Operating income	8,554	6,735	33,941	14,222
Interest expense	739	1,183	2,104	3,245
Other expense (income), net	73	(241)	(325)	(384)
Income from continuing operations before income taxes	7,742	5,793	32,162	11,361
Income tax benefit from continuing operations	(6,556)	(1,888)	(5,558)	(1,427)
Net income from continuing operations	14,298	7,681	37,720	12,788
Discontinued operations:
Income (loss) from discontinued operations before taxes	—	16	(721)	(4,013)
Income tax expense from discontinued operations	8	23	9	26
Net loss from discontinued operations	(8)	(7)	(730)	(4,039)
Net income	$14,290	$7,674	$36,990	$8,749

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Sales	100.0	100.0	100.0	100.0
Cost of sales	85.3	84.0	84.8	84.0
Gross profit	14.7	16.0	15.2	16.0
Operating expenses:
Research and development	1.2	1.5	1.2	1.5
Selling, general and administrative	6.9	6.4	5.6	7.4
Amortization of intangible assets	1.3	1.7	1.2	1.9
Total operating expenses	9.5	9.6	8.0	10.9
Operating income	5.2	6.4	7.2	5.2
Interest expense	0.4	1.1	0.4	1.2
Other expense (income), net	0.0	(0.2)	(0.1)	(0.1)
Income from continuing operations before income taxes	4.7	5.5	6.8	4.1
Income tax benefit from continuing operations	(4.0)	(1.8)	(1.2)	(0.5)
Net income from continuing operations	8.7	7.3	8.0	4.7
Discontinued operations:
Income (loss) from discontinued operations before taxes	0.0	0.0	(0.2)	(1.5)
Income tax expense from discontinued operations	0.0	0.0	0.0	0.0
Net loss from discontinued operations	0.0	0.0	(0.2)	(1.5)
Net income	8.7	7.3	7.8	3.2

Comparison of the Three and Nine Months Ended September 29, 2017 and September 23, 2016

Sales

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2017	September 23, 2016	Amount	%	September 29, 2017	September 23, 2016	Amount	%
	(dollars in thousands)
Sales	$164,519	$105,687	$58,832	55.7%	$472,956	$274,339	$198,617	72.4%

The increase in sales from the third quarter of 2016 to the third quarter of 2017 was primarily related to an increase in volume resulting from industry growth, our acquisition of Cal‑Weld, and market share gains. The volume increase was due to an approximate 8.8%, or approximately $26.2 million, increase in our market share at our two largest customers, which includes the acquisition of Cal‑Weld, and an approximately $32.6 million increase in the volume of purchases primarily by our two largest customers driven by overall industry growth. We refer to the volume of purchases from us by a customer of ours relative to its other suppliers as our market share of that customer. On a geographic basis, sales in the U.S. increased by $44.1 million in the third quarter of 2017 to $102.0 million. Foreign sales increased by $14.6 million in the third quarter of 2017 to $62.5 million.

The increase in sales from the nine months ended September 23, 2016 to the nine months ended September 29, 2017 was primarily related to an increase in volume resulting from industry growth, our acquisition of Cal‑Weld and Ajax, and market share gains. The volume increase was due to an approximate 6.7%, or approximately $62.3 million, increase in our market share at our two largest customers, which includes the acquisition of Cal‑Weld and Ajax, and an approximately $136.3 million increase in the volume of purchases primarily by our two largest customers driven by overall industry growth. On a geographic basis, sales in the U.S. increased by $90.6 million in the nine months ended September 29, 2017 to $268.6 million. Foreign sales increased by $81.4 million in the nine months ended September 29, 2017 to $204.3 million.

Cost of Sales and Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2017	September 23, 2016	Amount	%	September 29, 2017	September 23, 2016	Amount	%
	(dollars in thousands)
Cost of sales	$140,323	$88,802	$51,521	58.0%	$401,239	$230,349	$170,890	74.2%
Gross profit	$24,196	$16,885	$7,311	43.3%	$71,717	$43,990	$27,727	63.0%
Gross margin	14.7%	16.0%		- 130 bps	15.2%	16.0%		- 80 bps

The increase in cost of sales from the third quarter of 2016 to the third quarter of 2017 and from the nine months ended September 23, 2016 to the nine months ended September 29, 2017 was primarily due to the increase in sales volume. The increase in absolute dollars of gross profit was driven primarily by an increase in sales volume.

As part of our purchase of Cal‑Weld, we recorded opening inventory at fair value which included a fair value adjustment to inventory of $3.6 million. In the third quarter of 2017 we released $3.0 million of the fair value adjustment to cost of sales based on the sale of inventory during the quarter. The impact of this charge accounts for a decrease to reported gross margin of 180 basis points and 60 basis points for the third quarter of 2017 and nine months ended September 29, 2017, respectively.

As discussed in Note 1 – Basis of Presentation to the consolidated financial statements, the Company recorded a charge to cost of sales of $1.75 million in the second quarter of 2017 due to the correction of an error related to translating inventory balances at our Singapore and Malaysia subsidiaries. The impact of this charge accounts for a decrease to reported gross margin of 40 basis points in the nine months ended September 29, 2017.

Additionally, our gross margins for the third quarter of 2017 and the nine months ended September 29, 2017 were favorably impacted from our acquisition of Cal‑Weld, with margins that were accretive to our historical business. This favorability was partially offset by decreased manufacturing efficiencies in our facilities as we kept our labor force intact in anticipation the revenue decline from our historical business compared to the previous quarter would be short lived.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2017	September 23, 2016	Amount	%	September 29, 2017	September 23, 2016	Amount	%
	(dollars in thousands)
Research and development	$1,992	$1,564	$428	27.4%	$5,686	$4,229	$1,457	34.5%

The increase in research and development expenses from the third quarter of 2016 to the third quarter of 2017 and from the nine months ended September 23, 2016 to the nine months ended September 29, 2017 was due to an increase in headcount and consulting expense to support additional projects.

Selling, General, and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2017	September 23, 2016	Amount	%	September 29, 2017	September 23, 2016	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$11,430	$6,782	$4,648	68.5%	$26,272	$20,329	$5,943	29.2%

The increase in selling, general, and administrative expense from the third quarter of 2016 to the third quarter of 2017 was primarily due to increased acquisition‑related expenses from our acquisition of Cal‑Weld, incremental Cal‑Weld operating expenses incurred subsequent to the acquisition, increased incentive compensation on improved performance to operating targets, increased public company costs, and increased headcount expense to support increased sales volume.

The increase in selling, general, and administrative expense from the nine months ended September 23, 2016 to the nine months ended September 29, 2017 was primarily due to increased acquisition-related expenses from our acquisition of Cal‑Weld, incremental operating expenses from our acquisition Cal‑Weld and Ajax, increased public company costs, increased expenses resulting from the secondary offerings of our ordinary shares by Francisco Partners in the second and third quarters of 2017, and increased headcount expense to support increased sales volume, offset in part by reduced consulting fees paid to Francisco Partners Consulting, LLC (“FPC”).

Selling, general, and administrative expense also increased during the three and nine months ended September 29, 2017 due to a charge of approximately $1.0 million as a result of the final arbitration ruling on our working capital claim with the sellers of Ajax. The ruling was outside of the one year measurement period and not considered to be an adjustment to goodwill, resulting in a charge to selling, general, and administrative expense.

Amortization of Intangible Assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2017	September 23, 2016	Amount	%	September 29, 2017	September 23, 2016	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$2,220	$1,804	$416	23.1%	$5,818	$5,210	$608	11.7%

Amortization expense increased from the third quarter of 2016 to the third quarter of 2017 due to incremental amortization expense from intangible assets acquired in connection with our acquisition of Cal‑Weld.

The increase in amortization expense from the nine months ended September 23, 2016 to the nine months ended September 29, 2017 was due to incremental amortization expense from intangible assets acquired in connection with our acquisition of Ajax in the second quarter of 2016 and our acquisition of Cal‑Weld in the third quarter of 2017.

The fair value assigned to intangible assets acquired in connection with our acquisition of Cal‑Weld is still preliminary. Amortization of intangible assets may change in future periods depending on the final fair value assigned to the assets.

Interest Expense, Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2017	September 23, 2016	Amount	%	September 29, 2017	September 23, 2016	Amount	%
	(dollars in thousands)
Interest expense, net	$739	$1,183	$(444)	-37.5%	$2,104	$3,245	$(1,141)	-35.2%

The decrease in interest expense, net from the third quarter of 2016 to the third quarter of 2017 was due to a decrease in the average amount borrowed during the third quarter of 2017 as a result of the pay down of debt in December 2016 using proceeds from our IPO and a 150 basis point decrease in our average interest rate during the third quarter of 2017 primarily from an amendment to our 2015 Credit Facility in connection with our acquisition of Cal‑Weld, partially offset by an additional $30.0 million in borrowings to fund our acquisition of Cal‑Weld.

The decrease in interest expense, net from the nine months ended September 23, 2016 to the nine months ended September 29, 2017 was due to a decrease in the average amount borrowed during the nine months ended September 29, 2017 as a result of the pay down of debt in December 2016 using proceeds from our IPO and a 50 basis point decrease in our average interest rate during the nine months ended September 29, 2017 primarily from an amendment to our 2015 Credit Facility in connection with our acquisition of Cal‑Weld, partially offset by an additional $30.0 million in borrowings to fund our acquisition of Cal‑Weld.

Total borrowings outstanding at September 29, 2017, net of debt issuance costs, was $67.7 million, compared to $73.5 million at September 23, 2016.

Other Expense (Income), Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2017	September 23, 2016	Amount	%	September 29, 2017	September 23, 2016	Amount	%
	(dollars in thousands)
Other expense (income), net	$73	$(241)	$314	n/m	$(325)	$(384)	$59	-15.4%

The change in other expense (income), net from the third quarter of 2016 to the third quarter of 2017 was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound.

The decrease in other income, net from the nine months ended September 23, 2016 to the nine months ended September 29, 2017 was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound, partially offset by a gain on the sale of our cost method investment, CHawk Technology International, Inc. (“CHawk”) of $0.2 million that occurred in the first quarter of 2017.

Income Tax Benefit from Continuing Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2017	September 23, 2016	Amount	%	September 29, 2017	September 23, 2016	Amount	%
	(dollars in thousands)
Income tax benefit from continuing operations	$(6,556)	$(1,888)	$(4,668)	247.2%	$(5,558)	$(1,427)	$(4,131)	289.5%

The increase in the income tax benefit from continuing operations from the third quarter of 2016 to the third quarter of 2017 and from the nine months ended September 23, 2016 to the nine months ended September 29, 2017 was primarily due to a discrete tax benefit of $5.3 million recorded relating to the release of a valuation allowance as a result of acquiring deferred tax liabilities in connection with our acquisition of Cal‑Weld and a tax benefit of $1.6 million recorded due to the reversal of previously accrued withholding taxes from re‑characterizing intercompany debt to equity. This compares to the Company only recording a $2.3 million tax benefit during the third quarter of 2016 as a result of the purchase accounting in connection with our acquisition of Ajax that allowed for the release of an equal amount of valuation allowance on a U.S. consolidated basis.

Non‑GAAP Results

Management uses non‑GAAP adjusted net income from continuing operations to evaluate our operating and financial results. We believe the presentation of non‑GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non‑GAAP adjusted net income from continuing operations is defined as: net income from continuing operations; excluding amortization of intangible assets, share-based compensation expense, tax adjustments related to those non‑GAAP adjustments; the tax benefits from acquisitions; and other non‑recurring charges. Non‑GAAP adjusted diluted EPS is defined as non‑GAAP adjusted net income from continuing operations divided by adjusted diluted ordinary shares, which assumes the IPO shares sold, the conversion of preferred shares into ordinary shares, and vesting of restricted shares and options in connection with the IPO occurred at the beginning of the measurement period.

The following table presents our unaudited non‑GAAP adjusted net income from continuing operations and a reconciliation from net income from continuing operations, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in thousands, except share and per share amounts)
Non-GAAP Data:
Net income from continuing operations	$14,298	$7,681	$37,720	$12,788
Non-GAAP adjustments:
Amortization of intangible assets	2,220	1,804	5,818	5,210
Share-based compensation	623	372	1,536	1,344
Other non-recurring expenses, net (1)	2,076	698	2,528	2,753
Tax adjustments related to non-GAAP adjustments	(20)	(28)	(62)	(67)
Tax benefit from acquisitions (2)	(5,281)	(2,271)	(5,281)	(2,271)
Tax benefit from re-characterizing intercompany debt to equity(3)	(1,627)	—	(1,627)	—
Adjustments to cost of goods sold (4)	—	—	1,752	—
Fair value adjustment for Cal-Weld inventory (5)	3,004	—	3,004	—
Loss on Ajax acquisition arbitration settlement (6)	1,032	—	1,032	—
Non-GAAP adjusted net income from continuing operations	$16,325	$8,256	$46,420	$19,757
Non-GAAP adjusted diluted EPS	$0.62	$0.34	$1.78	$0.82
Shares used to compute diluted EPS (7)	26,278,147	24,322,119	26,008,346	24,142,743
(1)

Included in this amount for the third quarter of 2017 are (i) expenses incurred in connection with the secondary offering of our ordinary shares by FP and (ii) acquisition‑related expenses. Included in this amount for the nine months ended September 29, 2017 are (i) expenses incurred in connection with the secondary offering of our ordinary shares by FP, (ii) acquisition‑related expenses, (iii) a refund from FPC, and (iv) a gain on sale of our investment in CHawk. Included in this amount for the third quarter of 2016 and the nine months ended September 23, 2016 are (i) IPO preparation expenses, (ii) consulting fees paid to FPC, (iii) bonuses paid to members of our management in connection with the cash dividend paid by us in August 2015, and (iv) acquisition‑related expenses.

(2)

Included in this amount for the three and nine months ended September 29, 2017 is a $5.3 million tax benefit recorded as a result of the Company’s acquisition of Cal‑Weld in July 2017. Included in this amount for the three and nine months ended September 23, 2016 is a $2.3 million tax benefit recorded as a result of the Company’s acquisition of Ajax in April 2016.

(3)

In the third quarter of 2017 the Company re‑characterized intercompany debt to equity between its U.S. and Singapore entities which resulted in a tax benefit of $1.6 million related to the reversal of previously accrued withholding taxes.

(4)

During the second quarter of 2017, we corrected an error related to translating the inventory balances at our Malaysia and Singapore subsidiaries at an incorrect foreign currency rate. The error arose in prior period financial statements beginning in periods prior to 2014 and through 2016. The correction resulted in a $1.75 million increase in cost of sales and a corresponding decrease in gross profit in our consolidated statement of operations and a decrease to inventories in our consolidated balance sheet during the second quarter of 2017. See Management’s Discussion and Analysis – Comparison of the Three and Nine Months Ended September 29, 2017 and September 23, 2016 above for further detail.

(5)

As part of our purchase price allocation for Cal‑Weld, we recorded inventory at fair value, which included a fair value adjustment to inventory of $3.6 million. In the third quarter of 2017, we released $3.0 million of the fair value adjustment to cost of sales based on the sale of inventory during the quarter.

(6)

During the third quarter of 2017, we received a final arbitration ruling on our working capital claim with the sellers of Ajax. The ruling was outside the one year measurement period and therefore could not be considered an adjustment to goodwill, resulting in a charge to selling, general, and administrative expense.

(7)

Assumes the IPO shares sold, the conversion of preferred shares into ordinary shares, and vesting of restricted shares and options in connection with the IPO occurred at the beginning of the measurement period, for comparability between current and prior periods. No adjustment is needed to diluted shares outstanding for the three and nine months ended September 29, 2017.

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

Liquidity and Capital Resources

We had cash and restricted cash of $42.8 million as of September 29, 2017. Our principal uses of liquidity are to fund our working capital needs and purchase new capital equipment. The net decrease in cash was primarily due to $43.0 million of net cash provided by financing activities, including proceeds from the exercise of the underwriters’ over-allotment option in January 2017 in connection with our IPO, proceeds from the exercise of stock options by certain employees and board members of the Company, and proceeds from increased borrowings under our term loan facility and revolving credit facility, offset by capital expenditures of $6.6 million and our acquisition of Cal‑Weld of $49.5 million.

We believe that our cash (including remaining net proceeds from our IPO), the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flow Analysis

	Nine Months Ended
	September 29, 2017	September 23, 2016
	(in thousands)
Cash provided by operating activities	$926	$4,025
Cash used in investing activities	(53,721)	(19,186)
Cash provided by financing activities	42,995	16,277
Net increase (decrease) in cash and restricted cash	$(9,800)	$1,116

Operating Activities

We generated $0.9 million of cash from operating activities during the nine months ended September 29, 2017 due to net income of $37.0 million and net non‑cash charges of $3.9 million, partially offset by a net increase of $39.9 million in our net operating assets and liabilities. Non‑cash charges consist of $8.4 million in depreciation and amortization, $1.5 million in share‑based compensation, and amortization of debt issuance costs of $0.4 million, partially offset by deferred taxes of $6.2 million and a gain on the sale of our investment in CHawk of $0.2 million. The increase in net operating assets and liabilities was primarily due to an increase in accounts receivable of $22.6 million resulting from increased sales volume and timing of shipments and customer payments during the period, and an increase in inventories of $18.9 million, resulting from increased materials purchases to support increased demand.

Investing Activities

Cash used in investing activities increased during the nine months ended September 29, 2017 to $53.7 million due to our acquisition of Cal‑Weld of $49.5 million and capital expenditures of $6.6 million, partially offset by $2.4 million in proceeds from the sale of our investments in Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”) and CHawk and the settlement of our note receivable from AFGM.

Financing Activities

Cash generated from financing activities increased during the nine months ended September 29, 2017 to $43.0 million due to $7.3 million of net proceeds from the exercise of the underwriters’ over‑allotment option in January 2017 in connection with our IPO, $6.3 million of proceeds from the exercise of stock options by certain employees and board members of the Company, and $30.0 million of proceeds from increased borrowing under our term loan facility and revolving credit facility to fund our acquisition of Cal‑Weld, partially offset by a principal payment on our term loan facility of $0.3 million and debt issuance and modification costs of $0.3 million.

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

Interest Rate Risk

We had total outstanding debt of $69.5 million as of September 29, 2017, of which $1.2 million was due within 12 months. The outstanding amount of debt reflected in our consolidated financial statements included elsewhere in this report is net of $1.8 million of debt issuance costs as of September 29, 2017.

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

During the second quarter of 2017, we identified a material weakness in our internal control over financial reporting related to ineffective periodic risk assessment over control activities that ensure the ending inventory balances of our Malaysia and Singapore subsidiaries were recorded at the appropriate U.S. Dollar functional currency rate. During our previous consolidation process, we had a manual process that translated these inventory balances into the U.S. Dollar functional currency at incorrect rates for these subsidiaries due to system limitations, and we did not implement a control to reconcile the ending inventory balance at our Malaysia and Singapore subsidiaries to the final inventory balance reported in our consolidated financial statements. This material weakness resulted in an accumulated overstatement of inventory as of March 31, 2017 of approximately $1.75 million. We corrected this overstatement in the second quarter of 2017 with a charge to cost of sales of $1.75 million. Additionally, we completed the re‑implementation of our Oracle system, which allows for a systems‑based calculation of inventory purchases and ending inventory at the proper U.S. Dollar functional currency rates, and we have implemented a control to reconcile the final Malaysia and Singapore inventory sub‑ledger balances to the final balances recorded in consolidation. While we believe that the new system will correctly record inventory purchases and that our newly implemented reconciliation control will operate at a sufficient level of precision to identify any significant errors, management will continue to monitor the mitigation measures taken as the controls will need to operate for a reasonable period of time to determine whether they are operating effectively to remediate the material weakness.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 6 – Commitments and Contingencies” in the Notes to Financial Statements (Unaudited) included in this report.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2016 Annual Report, our 2017 Quarterly Report for the quarter ended March 31, 2017, and our 2017 Quarterly Report for the quarter ended June 30, 2017. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the trading price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

2.1

Stock Purchase Agreement, dated as of July 27, 2017, by and among Ichor Holdings, LLC, Cal‑Weld, Inc., Richard A. Olazaba Revocable Trust u/d/t dated March 9, 2011, and, with respect to Section 9.14 therein only, Richard A. Olazaba (Incorporated by reference to Exhibit 2.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on July 31, 2017)

10.1

Second Amendment to the Credit Agreement, dated as of July 27, 2017, by and among Ichor Holdings, LLC, Ichor Systems, Inc., Precision Flow Technologies, Inc., Ajax-United Patterns & Molds, Inc. and Cal-Weld, Inc., as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on July 31, 2017)

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

ICHOR HOLDINGS, LTD.

Date: November 13, 2017	By:	/s/ Thomas M. Rohrs
Thomas M. Rohrs
Executive Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Maurice Carson
Maurice Carson
Director, President and Chief Financial Officer (Principal Accounting and Financial Officer)