Form 10-K
period 2017-12-29
ICHOR HOLDINGS, LTD.
filed 2018-03-13
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2017

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒

There were 26,254,862 ordinary shares, $0.0001 par value, outstanding as of March 6, 2018. The aggregate market value of ordinary shares held by non-affiliates was $260,085,228 as of March 6, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10‑K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2018 General Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

EXHIBIT INDEX
SIGNATURES

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

We use a 52 or 53 week fiscal year ending on the last Friday in December. The years ended December 29, 2017, December 30, 2016, and December 25, 2015 were 52 weeks, 53 weeks, and 52 weeks, respectively. All references to 2017, 2016, and 2015 are references to fiscal years unless explicitly stated otherwise.

Company Overview

We are a leader in the design, engineering and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our product offerings include gas and chemical delivery subsystems, collectively known as fluid delivery subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also manufacture precision machined components, weldments, and proprietary products for use in fluid delivery systems for direct sales to our customers. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Historically, semiconductor original equipment manufacturers, or OEMs, internally designed and manufactured the fluid delivery subsystems used in their process tools. Currently, most OEMs outsource all or a portion of the design, engineering and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are also increasingly outsourcing the design, engineering and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage the suppliers’ highly specialized engineering, design and production skills while focusing their internal resources on their own value-added processes. We believe that this outsourcing trend has enabled OEMs to reduce their fixed costs and development time, as well as provided significant growth opportunities for specialized subsystems suppliers like us.

Our goal is to be a leading supplier of outsourced fluid delivery subsystems and components to OEMs engaged in manufacturing capital equipment to produce semiconductors and to leverage our technology to expand our addressable markets. To achieve this goal, we engage with our customers early in their design and development processes and utilize our deep engineering resources and operating expertise to jointly create innovative and advanced solutions that meet the current and future needs of our customers. These collaborations frequently involve our engineers working at our customers’ sites and serving as an extension of our customers’ product design teams. We employ this approach with two of the largest manufacturers of semiconductor capital equipment in the world. We believe this approach enables us to design subsystems that meet the precise specifications our customers demand, allows us to often be the sole supplier of these subsystems during the initial production ramp and positions us to be the preferred supplier for the full five to ten-year lifespan of the process tool.

The broad technical expertise of our engineering team, coupled with our early customer engagement approach, enables us to offer innovative and reliable solutions to complex fluid delivery challenges. With two decades of experience developing complex fluid delivery subsystems and meeting the constantly changing production requirements of leading semiconductor OEMs, we have developed expertise in fluid delivery that we offer to our OEM customers. In addition, our capital efficient model and the integration of our business systems with those of our customers provides us the flexibility to fulfill increased demand and meet changing customer requirements with relatively low levels of capital expenditures. With an aim to superior customer service, we have a global footprint with many facilities strategically located in close proximity to our customers. We have long standing relationships with top tier OEM customers, including Lam Research and Applied Materials, which were our two largest customers by sales in 2017.

We grew our revenue from continuing operations by 62% to $655.9 million in 2017 from $405.7 million in 2016 (hereinafter, all references to “sales” or “revenue” relates to sales from continuing operations, unless explicitly stated otherwise). We generated net income from continuing operations of $56.9 million in 2017 and $20.8 million in 2016. We generated adjusted net income from continuing operations of $65.1 million in 2017 and $31.6 million in 2016. See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Results for a discussion of adjusted net income from continuing operations, an accompanying presentation of the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States, net income from continuing operations, and a reconciliation of the differences between adjusted net income from continuing operations and net income from continuing operations.

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

Long History and Strong Relationships with Top Tier Customers

We have established deep relationships with top tier OEMs such as Lam Research and Applied Materials, which were our two largest customers by sales in 2017. Our customers are global leaders by sales in the increasingly concentrated semiconductor capital equipment industry. Our existing relationships with our customers have enabled us to effectively compete for new fluid delivery subsystems for our customers’ next generation products in development. We leverage our deep rooted existing customer relationships with these market leaders to penetrate new business opportunities created through industry consolidation. Our close collaboration with them has contributed to our established market position and several key supplier awards.

Operational Excellence with Scale to Support the Largest Customers

Over our 18 year history of designing and building gas delivery systems, we have developed deep capabilities in operations. We have strategically located our manufacturing facilities near our customers’ locations in order to provide fast and efficient responses to new product introductions, and accommodate configuration or design changes late in the manufacturing process. We also added significant capacity in our Singapore facility to support high volume products and will continue to add capacity as needed to support future growth. In addition to providing high quality and reliable fluid delivery subsystems, one of our principal strategies is delivering the lead-times that provide our customers the required flexibility needed in their production processes. We have accomplished this by investing in manufacturing systems and processes and an efficient supply chain. Our focus on operational efficiency and flexibility allows us to reduce manufacturing cycle times in order to respond quickly to customer requests and lead-times that are often less than four weeks.

Capital Efficient and Scalable Business Model

In general, our business is not capital intensive and we are able to grow sales with a low investment in property, plant and equipment. In 2017, 2016, and 2015, our total capital expenditures were $8.2 million, $4.3 million, and $1.4 million, respectively. The semiconductor capital equipment market has historically been cyclical. We have structured our business to minimize fixed manufacturing overhead and operating expenses to enable us to grow net income at a higher rate than sales during periods of growth. Conversely, our low fixed cost approach allows us to minimize the impact of cyclical downturns on our net income, but results in a lower level of gross margin leverage or improvement as a percentage of sales in times of increased demand. For example, from 2014 to 2017, sales grew at a compound annual growth rate, or CAGR, of 38% while adjusted net income from continuing operations grew at a CAGR of 77%. Conversely, our low fixed cost approach allows us to minimize the impact of cyclical downturns on our net income, but results in a smaller increase in gross margin as a percentage of sales in times of increased demand.

Our Growth Strategy

Our objective is to enhance our position as a leader in providing fluid delivery solutions, including subsystems, components, and tool refurbishment, to our customers by leveraging our core strengths. The key elements of our growth strategy are:

Grow Our Market Share within Existing Customer Base

We intend to grow our position with existing customers by continuing to leverage our specialized engineering talent and early collaboration approach with OEMs to foster long-term relationships. Each of our customers produces many different process tools for various process steps. At each customer, we are an outsourced supplier of fluid delivery subsystems for a subset of their entire process tool offerings. We are constantly looking to expand our market share at our existing customers. We believe that our early collaborative approach with customers positions us to deliver innovative and dynamic solutions, offer timely deployment and meet competitive cost targets, further enhancing our brand reputation. Through our recent acquisitions of a weldment company and a precision machining company completed in July and December 2017, respectively, as well as our 2016 acquisition of a plastic machining & fabrication company, we expanded our served market and entered the market for chemical delivery subsystems for wet process tools where we had only limited engagement in the past. Using this and our existing engineering capability, we developed a liquid delivery module and were qualified on a wet process equipment system at one of our two largest customers who is a market leader in this space.

Grow Our Total Available Market at Existing Customers with Expanded Product Offerings

We continue to work with our existing core customers on additional opportunities, including chemical delivery, one of our important potential growth areas. We believe that wet processes, clean and electro chemical deposition, or ECD, that require precise chemical delivery are currently an underpenetrated market opportunity for us. By leveraging our existing customer relationships and strong reputation in fluid mechanics, we intend to increase our chemical delivery module market share and introduce additional related products. Through our recent acquisitions of a weldment company and a precision machining company completed in July and December 2017, respectively, as well as our 2016 acquisition of a plastic machining & fabrication company, we expanded our served market and entered the market for chemical delivery subsystems. The acquisitions allow us to manufacture and assemble the complex plastic and metal products and precision machined components for the semiconductor equipment, aerospace, and general-industrial industries.

Expand Our Total Customer Base within Fluid Delivery Market

We have expanded our customer base and are currently a supplier for of gas delivery systems for a leading lithography system manufacturer in addition to a leading ALD system manufacturer. We continue to actively engage with new customers that are considering outsourcing their gas and chemical delivery needs.

Continue to Improve Our Manufacturing Process Efficiency

We continually strive to improve our processes to reduce our manufacturing process cycle time, improve our ability to respond to short lead-time and last minute configuration changes, reduce our manufacturing costs, and improve our inventory efficiency requirements in order to improve profitability and make our product offerings more attractive to new and existing customers.

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

Chemical Delivery Subsystems

Our chemical delivery subsystems are used to precisely blend and dispense reactive chemistries and colloidal slurries critical to the specific “wet” front-end process, such as wet clean, electro chemical deposition (“ECD”), and chemical-mechanical planarization (“CMP”). In addition to the chemical delivery subsystem, we also develop the process modules that apply the various chemicals directly to the wafer in a process and application-unique manner to create the desired chemical reaction.

The image below shows a typical wet-process front end semiconductor tool, with a chemical delivery subsystem and corresponding application process module highlighted:

Weldments

Our complete offering of weldments support the delivery of fluids through the process tool. We have developed both automated and manual welding process to support world class workmanship on all types of metals needed to support fluid delivery within the semiconductor market. The welded assemblies are used in both wet and dry processes.

Precision Machining

Precision machining provides the ability to supply our customers with components used in our gas delivery systems and weldments, while also providing custom machined solutions throughout customers’ equipment. Many of these items are used downstream of the gas system and in process critical applications. Our precision machined products can be used in both wet and dry applications.

History

We were originally incorporated as Celerity, Inc. (“Celerity”) in 1999. Our business of designing and manufacturing critical systems for semiconductor capital equipment manufacturers operated as a stand-alone business until 2009 when Celerity sold the business to a private equity fund. Francisco Partners acquired the business in December 2011 and formed Ichor Holdings, Ltd., an exempt company incorporated in the Cayman Islands, in March 2012 to serve as the parent company as part of a restructuring to accommodate the expansion of our business in Singapore and Malaysia. In April 2012, we acquired Semi Scenic UK Limited to provide refurbishment services for legacy tools. In April 2016, we purchased Ajax for $17.6 million to add chemical delivery subsystem capabilities with existing customers. We completed the initial public offering of our ordinary shares in December 2016. In July 2017 we acquired Cal‑Weld, Inc. (“Cal‑Weld”) for $56.9 million to add to our gas delivery subsystem and weldment capabilities. In December 2017 we acquired Talon Innovations Corporation (“Talon”) for $137.0 million to add to our gas delivery subsystem, precision machining, and component manufacturing capabilities. We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth.

Customers, Sales and Marketing

We market and sell our products directly to equipment OEMs in the semiconductor equipment market. We are dependent upon a small number of customers, as the semiconductor equipment manufacturer market is highly concentrated with four companies accounting for over 80% of all process tool revenues. For 2017, our two largest customers were Lam Research and Applied Materials, which accounted for 53% and 40% of sales, respectively. We do not have long-term contracts that require customers to place orders with us in fixed or minimum volumes, and we generally operate on a purchase order basis with customers.

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

Operations, Manufacturing and Supply Chain Management

We have developed a highly flexible manufacturing model with cost-effective locations situated nearby the manufacturing facilities of our largest customers. We have facilities in the United States, Singapore, Malaysia, and the United Kingdom.

Operations

Our product cycle engagements begin by working closely with our customers to outline the solution specifications before design and prototyping even begin. Our design and manufacturing process is highly flexible, enabling our customers to make alterations to their final requirements throughout the design, engineering and manufacturing process. This flexibility results in significantly decreased order-to-delivery cycle times for our customers. For instance, it can take as little as 20 to 30 days for us to manufacture a gas delivery system with fully evaluated performance metrics after receiving an order.

Manufacturing

We are ISO 9001 qualified at each of our manufacturing locations, and our manufactured subsystems and modules adhere to strict design tolerances and specifications. We operate Class 100 and Class 10,000 clean room facilities for customer-specified testing, assembly and integration of high-purity gas and chemical delivery systems at our locations in Singapore; Tualatin, Oregon; and Austin, Texas. We operate a facility in Malaysia; Tualatin, Oregon; and Fremont, California for weldments and related components used in our gas delivery subsystems and a facility in Union City, California for critical components used in our chemical delivery subsystems. We operate a facility in Sauk Rapids, Minnesota for precision machining of components for sale to our customers and internal use. Our facilities are located in close proximity to our largest customers to allow us to collaborate with them on a regular basis and to enable us to deliver our products on a just-in-time basis, regardless of order size or the degree of changes in the applicable configuration or specifications.

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

We have built a team of gas delivery experts, many of whom have previously worked for certain of our customers. As of December 29, 2017, our engineering team consisted of approximately 65 engineers and designers with mechanical, electrical, chemical, systems and software expertise. Our engineers are closely connected with our customers and typically work at our customers’ sites and operate as an extension of our customers’ design team. We engineer within our customers’ processes, design vaults, drawing standards and part numbering systems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. The majority of our sales are generated from projects during which our engineers cooperated with our customer early in the design cycle. Through this early collaborative process, we become an integral part of our customers’ design and development processes, and we are able to quickly anticipate and respond to our customers’ changing requirements.

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

Intellectual Property

Our success depends, in part, upon our ability to maintain and protect our technology and products and to conduct our business without infringing the proprietary rights of others. We continue to invest in securing intellectual property protection for our technology and products and protect our technology by, among other things, filing patent applications. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, copyrights and trademarks, to protect our proprietary rights. We have historically focused our patent protection efforts in the United States. As of December 29, 2017, we held 33 patents, 16 of which were U.S. patents. While we consider our patents to be valuable assets, we do not believe the success of our business or our overall operations are dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our business.

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

Employees and Labor Relations

As of December 29, 2017, we had approximately 1,420 full‑time employees, 320 contract or temporary workers , and 20 part‑time employees, which allow flexibility as business conditions and geographic demand change. Of our total employees, approximately 65 are engineers, 60 are engaged in sales and marketing, 1,530 are engaged in manufacturing, and 100 perform executive and administrative functions. None of our employees are unionized, but in various countries, local law requires our participation in works councils. We have not experienced any material work stoppages at any of our facilities. We consider our relationship with our employees to be good.

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

Available Information

Our internet address is www.ichorsystems.com. We make a variety of information available, free of charge, at our Investor Relations website, ir.ichorsystems.com. This information includes our Annual Reports on Form 10‑K, our Quarterly Reports on Form 10‑Q, our Current Reports on Form 8‑K, and any amendments to those reports as soon as reasonably practicable after we electronically file those reports with or furnish them to the Securities and Exchange Commission (“SEC”), as well as our Code of Business Ethics and Conduct and other governance documents.

The public may read and copy materials filed by us with the Securities and Exchange Commission, or the SEC, at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file documents electronically with the SEC at www.sec.gov.

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

The semiconductor capital equipment industry is highly concentrated and has experienced significant consolidation in recent years. As a result, a relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue for the foreseeable future. For 2017, our top two customers accounted for approximately 53% and 40%, respectively, of sales, and we expect that our sales will continue to be concentrated among a very small number of customers. We do not have any long-term contracts that require customers to place orders with us in fixed or minimum volumes. Accordingly, the success of our business depends on the success of our customers and those customers and other OEMs continuing to outsource the manufacturing of critical subsystems and process solutions to us. Because of the small number of OEMs in the markets we serve, a number of which are already our customers, it would be difficult to replace lost sales resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to a reduction in the amount of outsourcing they do, their giving orders to our competitors, their acquisition by an OEM who is not a customer or with whom we do less business, or otherwise. We have in the past lost business from customers for a number of these reasons. If we are unable to replace sales from customers who reduce the volume of products and services they purchase from us or terminate their relationship with us entirely, such events could have a material adverse impact on our business, financial condition and results of operations.

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

Our ability to meet our customers’ demand for our products depends upon obtaining adequate supplies of quality components and other raw materials on a timely basis. In addition, our customers often specify components from particular suppliers that we must incorporate into our products. We also use consignment and just-in-time stocking programs, which means we carry very little inventory of components or other raw materials, and we rely on our suppliers to deliver necessary components and raw materials in a timely manner. However, our suppliers are under no obligation to provide us with components or other raw materials. As a result, the loss of or failure to perform by any of our key suppliers could materially adversely affect our ability to deliver products on a timely basis. In addition, if a supplier was unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources of supply. However, the process of qualifying new suppliers for complex components is also lengthy and could delay our production. We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of significant growth in our business. If we are unable to procure sufficient quantities of components or raw materials from suppliers, our customers may elect to delay or cancel existing orders or not place future orders, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to interruptions or failures in our information technology systems.

We rely on our information technology systems to process transactions, summarize our operating results and manage our business. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events, such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations.

We may be the target of attempted cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale and our role in the financial services industry, the outsourcing of some of our business operations, the ongoing shortage of qualified cyber security professionals, and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations.

The reliability and capacity of our information technology systems is critical to our operations and the implementation of our growth initiatives. Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, and results of operations.

Restrictive covenants under our Credit Facilities may limit our current and future operations. If we fail to comply with those covenants, the lenders could cause outstanding amounts, which are currently substantial, to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.

As of December 29, 2017, we had $179.5 million of indebtedness outstanding under our term loan facility, or our Term Loan Facility, and $10.0 million of indebtedness outstanding under our revolving credit facility, or our Revolving Credit Facility, and together with our Term Loan Facility, our Credit Facilities. The outstanding amount of our Credit Facilities reflected in our consolidated financial statements included elsewhere in this report on Form 10-K is net of $2.8 million of debt issuance costs. On February 14, 2018, we amended and restated the credit agreement governing our Credit Facilities resulting in a $175.0 million Term Loan Facility and a Revolving Credit Facility enabling borrowing up to $125.0 million. We may incur additional indebtedness in the future. Our Credit Facilities contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:

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

We have acquired strategic businesses in the past and if we find appropriate opportunities in the future, we may acquire businesses, products or technologies that we believe are strategic. The process of integrating an acquired business, product or technology may produce unforeseen operating difficulties and expenditures, fail to result in expected synergies or other benefits and absorb significant attention of our management that would otherwise be available for the ongoing development of our business. In addition, we may record a portion of the assets we acquire as goodwill, other indefinite-lived intangible assets or finite-lived intangible assets. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The recoverability of goodwill and indefinite-lived intangible assets is dependent on our ability to generate sufficient future earnings and cash flows. Changes in estimates, circumstances or conditions, resulting from both internal and external factors, could have a significant impact on our fair valuation determination, which could then have a material adverse effect on our business, financial condition and results of operations.

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

As of December 29, 2017, we had approximately 1,420 full time employees, 320 contract or temporary workers, and 20 part‑time employees worldwide. None of our employees are unionized, but in various countries, local law requires our participation in works councils. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in manufacturing, and we cannot assure you that alternate qualified capacity would be available on a timely basis, or at all. As a result, labor disruptions at any of our facilities could materially adversely affect our business, financial condition and results of operations.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following our initial public offering in December 2016.

If we identify weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources.

In the second quarter of 2017, we identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our share price.

During the second quarter of 2017, we identified a material weakness in our internal control over financial reporting related to ineffective periodic risk assessment over control activities that ensure the ending inventory balances of our Malaysia and Singapore subsidiaries were recorded at the appropriate U.S. Dollar functional currency rate. During our previous consolidation process, we had a manual process that translated these inventory balances into the U.S. Dollar functional currency at incorrect rates for these subsidiaries due to system limitations, and we did not implement a control to reconcile the ending inventory balance at our Malaysia and Singapore subsidiaries to the final inventory balance reported in our consolidated financial statements. This material weakness resulted in an accumulated overstatement of inventory as of March 31, 2017 of approximately $1.75 million. We corrected this overstatement in the second quarter of 2017 with a charge to cost of sales of $1.75 million. Additionally, we re‑implemented our Oracle system, which allows for a systems‑based calculation of inventory purchases and ending inventory at the proper U.S. Dollar functional currency rates, and implemented a control to reconcile the final Malaysia and Singapore inventory sub‑ledger balances to the final balances recorded in consolidation. These improvements to our internal controls, implemented during 2017, were in place and demonstrated a sustained period of effective operation during 2017 to enable management of the Company to conclude the material weakness has been remediated as of December 29, 2017.

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

On December 22, 2017, Congress passed the Tax Cuts and Jobs Act (the “Tax Act”). Among a number of significant changes to the U.S. federal income tax rules, the Tax Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the Tax Act on us and our affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time.

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

Francisco Partners owns a significant portion of our outstanding equity, and its interests may not always coincide with the interests of other holders.

As of December 29, 2017, Francisco Partners owned approximately 15.0% of our ordinary shares. As a result, Francisco Partners could have significant influence over all matters presented to our shareholders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring a majority shareholder approval.

In addition, persons associated with Francisco Partners currently serve on our Board. The interests of Francisco Partners may not always coincide with the interests of the other holders of our ordinary shares, and the concentration of control in Francisco Partners will limit other shareholders’ ability to influence corporate matters. The concentration of ownership and voting power of Francisco Partners may also delay, defer or even prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other shareholders. Therefore, the concentration of voting power of Francisco Partners may have an adverse effect on the price of our ordinary shares. We may also take actions that our other shareholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of your investment to decline.

Future sales of our ordinary shares, or the perception in the public markets that these sales may occur, may depress our share price.

Sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur, could adversely affect the price of our ordinary shares and could impair our ability to raise capital through the sale of additional shares. As of December 29, 2017, we had 25,892,162 shares outstanding, of which 3,880,513 were beneficially owned by Francisco Partners. Francisco Partners has the right to require us to register the sales of their shares under the Securities Act of 1933, as amended, or the Securities Act, under the terms of an agreement between us and Francisco Partners. Future sales by Francisco Partners, or a distribution of shares by Francisco Partners to its limited partners and subsequent sale of such shares in the public market, could cause the trading price of our ordinary shares to decline.

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

Based on the current and anticipated value of our assets and the composition of our income and assets, we do not believe we were treated as a PFIC for U.S. federal income purposes for our taxable year ending December 29, 2017. However, the determination of PFIC status is based on an annual determination that cannot be made until the close of a taxable year, involves extensive factual investigation, including ascertaining the fair market value of all of our assets on a quarterly basis and the character of each item of income that we earn, and is subject to uncertainty in several respects. Accordingly, we cannot assure you that we were not treated as a PFIC for our taxable year ending December 29, 2017, or will not be treated as a PFIC for any future taxable year or that the IRS will not take a contrary position.

If we are a PFIC for any taxable year during which a U.S. person holds ordinary shares, certain adverse U.S. federal income tax consequences could apply to such U.S. person. You are strongly urged to consult your tax advisors as to whether or not we will be a PFIC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 3185 Laurelview Ct., Fremont, California 94538. As of December 29, 2017, our principal manufacturing and administrative facilities, including our executive offices, comprises approximately 604,100 square feet. All of our facilities are leased, which allows for flexibility as business conditions and geographic demand change. The table below sets forth the approximate square footage of each of our facilities.

Location	Approximate Square Footage
Austin, Texas	25,700
East Blantyre, Scotland	37,700
Fremont, California	55,000
Kingston, New York (1)	71,800
Seoul, Korea	600
Osakis, Minnesota	22,300
Sauk Rapids, Minnesota	58,600
Selangor, Malaysia	31,900
Singapore	76,900
Tampa, Florida	32,600
Tualatin, Oregon	138,200
Union City, California	52,800

(1)	Operations ceased as of May 27, 2016. The facility is leased through February 28, 2018.

We believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our currently anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings. However, in the future we may be subject to various legal claims and proceedings which arise in the ordinary course of our business involving claims incidental to our business, including employment-related claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

On December 9, 2016, our ordinary shares began trading on NASDAQ under the symbol “ICHR”. Prior to that time, there was no public market for our ordinary shares. Shares sold in our initial public offering were priced at $9.00 per share on December 8, 2016. The following table sets forth the high and low closing prices per share of our ordinary shares as reported by the NASDAQ for the period indicated.

	High	Low
2017
Fourth Quarter	$34.28	$23.61
Third Quarter	$26.80	$18.03
Second Quarter	$27.88	$17.14
First Quarter	$19.83	$11.55
2016
Fourth Quarter (from December 9, 2016)	$11.12	$9.77

Holders of Record

On March 6, 2018, there were 5 holders of record of our ordinary shares. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

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

None.

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

Our ordinary shares are listed for trading on the NASDAQ under the symbol “ICHR.” The Stock Price Performance Graph set forth below plots the cumulative total shareholder return on a monthly basis of our ordinary shares from December 9, 2016, the date on which our shares began trading, through December 29, 2017, with the cumulative total return of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index over the same period. The comparison assumes $100 was invested on December 9, 2016 in the ordinary shares of Ichor Holdings, Ltd., in the Nasdaq Composite Index, and in the PHLX Semiconductor Sector Index and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present our historical selected consolidated financial data. The selected consolidated statement of operations data for fiscal years 2017, 2016, and 2015, and the selected balance sheet data as of December 29, 2017 and December 30, 2016, are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected balance sheet data as of December 25, 2015 is derived from our audited consolidated balance sheet as of such date not included in this report.

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

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Net sales	$655,892	$405,747	$290,641
Cost of sales (1)	555,131	340,352	242,087
Gross profit	100,761	65,395	48,554
Operating expenses:
Research and development (1)	7,899	6,383	4,813
Selling, general and administrative (1)	37,802	28,126	24,729
Amortization of intangible assets	8,880	7,015	6,411
Total operating expenses	54,581	41,524	35,953
Operating income	46,180	23,871	12,601
Interest expense	3,277	4,370	3,831
Other income, net	(126)	(629)	(46)
Income from continuing operations before income taxes	43,029	20,130	8,816
Income tax benefit from continuing operations (2)	(13,886)	(649)	(3,991)
Net income from continuing operations	56,915	20,779	12,807
Discontinued operations:
Loss from discontinued operations before taxes	(722)	(4,077)	(7,406)
Income tax expense (benefit) from discontinued operations	(261)	40	(225)
Net loss from discontinued operations	(461)	(4,117)	(7,181)
Net income	56,454	16,662	5,626
Less: Preferred share dividend	—	—	(22,127)
Less: Undistributed earnings attributable to preferred shareholders	—	(15,284)	—
Net income (loss) attributable to ordinary shareholders	$56,454	$1,378	$(16,501)
Net income (loss) per share from continuing operations attributable to ordinary shareholders: (3)
Basic	$2.27	$1.14	$(292.39)
Diluted	$2.17	$0.87	$(292.39)
Net income (loss) per share attributable to ordinary shareholders: (3)
Basic	$2.25	$0.92	$(517.68)
Diluted	$2.15	$0.70	$(517.68)
Shares used to compute net income (loss) from continuing operations per share attributable to ordinary shareholders: (3)
Basic	25,118,031	1,503,296	31,875
Diluted	26,218,424	1,967,926	31,875
Shares used to compute net income (loss) per share attributable to ordinary shareholders: (3)
Basic	25,118,031	1,503,296	31,875
Diluted	26,218,424	1,967,926	31,875

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and restricted cash	$69,304	$52,648	$24,188
Working capital	$131,233	$56,020	$24,860
Total assets	$557,684	$282,491	$198,023
Total long-term debt (4)	$189,535	$39,830	$65,000
Preferred shares	$—	$—	$142,728
Total shareholders’ equity	$216,762	$141,659	$74,678

(1)	Share-based compensation included in the consolidated statement of operations data above was as follows:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands)
Share-Based Compensation Expense:
Cost of sales	$118	$20	$105
Research and development	141	35	46
Selling general and administrative	1,971	3,161	967
Total share-based compensation expense	$2,230	$3,216	$1,118

(2)

During 2017, income tax benefit from continuing operations consists primarily of the impact of foreign operations, including withholding taxes, offset by a $7.6 million tax benefit as a result of our acquisitions (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report), a $5.9 million tax benefit from revaluing our deferred taxes from 35% to 21% due to the Tax Cuts and Jobs Act, and a $1.6 million benefit from re-characterizing intercompany debt to equity between our U.S. and Singapore entities related to the reversal of previously accrued withholding taxes. During 2016 and 2015, income tax benefit from continuing operations consisted primarily of the impact of foreign operations, including withholding taxes, offset by a tax benefit in 2016 as a result of our acquisition (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report).

(3)

Please see Note 14 – Earnings per Share of our consolidated financial statements included elsewhere in this report for an explanation of the calculations of our actual basic and diluted net income per share and our pro forma unaudited basic and diluted net income per share.

(4)	Does not include debt issuance costs of $2.8 million, $1.9 million, and $2.4 million as of December 29, 2017, December 30, 2016, and December 25, 2015, respectively.

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

We use a 52 or 53 week fiscal year ending on the last Friday in December. The years ended December 29, 2017, December 30, 2016, and December 25, 2015 were 52 weeks, 53 weeks, and 52 weeks, respectively. All references to 2017, 2016, and 2015 are references to fiscal years unless explicitly stated otherwise.

Overview

We are a leader in the design, engineering and manufacturing of critical fluid delivery subsystems for semiconductor capital equipment. Our primary offerings include gas and chemical delivery subsystems, collectively known as fluid delivery subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as electroplating and cleaning. We also manufacture certain components such as weldments and precision machined components for use in fluid delivery systems for direct sales to our customers. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

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

We have a global footprint with volume production facilities in Malaysia; Singapore; and Tualatin, Oregon; Austin, Texas; Union City, California; Fremont, California; and Sauk Rapids, Minnesota. In 2017, 2016, and 2015, our two largest customers by revenue were Lam Research and Applied Materials. During 2017, 2016, and 2015, respectively, we generated revenue of $655.9 million, $405.7 million, and $290.6 million, gross profit of $100.8 million, $65.4 million, and $48.6 million, net income from continuing operations of $56.9 million, $20.8 million, and $12.8 million, and adjusted net income from continuing operations of $65.1 million, $31.6 million, and $20.2 million. Adjusted net income from continuing operations is a financial measure that is not calculated in accordance with GAAP. See “Non‑GAAP Results” for a discussion of adjusted net income from continuing operations, an accompanying presentation of the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States, net income from continuing operations, and a reconciliation of the differences between adjusted net income from continuing operations and net income from continuing operations.

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

Cyclicality of Semiconductor Device Industry

Our business is indirectly subject to the cyclicality of the semiconductor device industry. In 2017, we derived approximately 93% of our sales from the semiconductor device industry. Demand for semiconductor devices can fluctuate significantly based on changes in general economic conditions, including consumer spending, demand for the products that include these devices and other factors. These fluctuations have in the past resulted in significant variations in our results of operations. The cyclicality of the semiconductor device industries will continue to impact our results of operations in the future.

Customer Concentration

The number of capital equipment manufacturers for the semiconductor device industry has undergone significant consolidation in recent years, resulting in a small number of large manufacturers. Our customers have led much of this consolidation, resulting in our sales being concentrated in a few customers. In 2017, our two largest customers were Lam Research and Applied Materials, which accounted for approximately 53% and 40% of sales, respectively. The sales we generated from these customers in 2017 were spread across 35 different product lines utilized in 13 unique manufacturing process steps. We believe the diversity of products that we provide to these customers, combined with the fact that our customers use our products on numerous types of process equipment, lessens the impact of the inherent concentration in the industry. Our customers often require reduced prices or other pricing, quality or delivery commitments as a condition to their purchasing from us in any given period or increasing their purchase volume, which can, among other things, result in reduced gross margins in order to maintain or expand our market share. Although we do not have any long-term contracts that require customers to place orders with us, Lam Research and Applied Materials have been our customers for over 10 years.

Acquisitions

We acquired Cal‑Weld, a California-based leader in the design and fabrication of precision, high purity industrial components, subsystems, and systems, in July 2017 for $56.9 million. We also acquired Talon, a Minnesota-based leader in the design and manufacturing of high precision machined parts used in leading edge semiconductor tools, in December 2017 for $137.0 million.  On a combined basis, these acquisitions contributed approximately $57.5 million to sales in 2017. We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth, and any such acquisitions could have a material impact on our business and results of operations.

Discontinued Operations

Discontinued operations consist of the results of operations for our systems integration business with the primary purpose of building modules and tools (metal organic chemical vapor deposition or ion implant) for Veeco Instruments, Inc. In January 2016, our management and the board of directors decided to discontinue this business because it consumed a significant amount of resources while generating low gross margins and contributing only a small amount to our net income. We completed our final builds of these products at the end of May 2016.

Components of Our Results of Operations

The following discussion sets forth certain components of our statements of operations as well as significant factors that impact those items.

Sales

We generate sales primarily from the design, manufacture and sale of subsystems and components for semiconductor capital equipment. Sales are recognized when persuasive evidence of an arrangement exists, transfer of title has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Our shipping terms are FOB shipping point or FOB destination, or equivalent terms, and accordingly, sales are recognized when legal title has passed to the customer upon shipment or delivery.

Cost of Sales and Gross Profit

Cost of sales consists primarily of purchased materials, direct labor, indirect labor, factory overhead cost and depreciation expense for our manufacturing facilities and equipment, as well as certain engineering costs that are related to non-recurring engineering services that we provide to, and for which we invoice, our customers in connection with their product development activities. Our business has a highly variable cost structure with a low fixed overhead structure as a percentage of cost of sales. In addition, our existing global manufacturing plant capacity is scalable and we are able to adjust to increased customer demand for our products without significant additional capital investment. We operate our business in this manner in order to avoid having excessive fixed costs during a cyclical downturn while retaining flexibility to expand our production volumes during periods of growth. However, this approach results in a smaller increase in gross margin as a percentage of sales in times of increased demand.

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

Research and development – Research and development expense consists primarily of activities related to product design and other development activities, new component testing and evaluation, and test equipment and fixture development. Research and development expense does not include engineering costs that are related to non-recurring engineering services that we provide to and for which we invoice our customers as part of sales, which are reflected as cost of sales. We expect research and development expense will increase in absolute dollars as our customers continue to increase their demand for new product designs and as we invest in our research and product development efforts to enhance our product capabilities and access new customer markets.

Selling, general and administrative – Selling expense consists primarily of salaries and commissions paid to our sales and sales support employees and other costs related to the sales of our products. General and administrative expense consists primarily of salaries and overhead associated with our administrative staff, professional fees and depreciation and other allocated facility related costs. We expect selling expenses to increase in absolute dollars as we continue to invest in expanding our markets and as we expand our international operations. We expect general and administrative expenses to also increase in absolute dollars due to an increase in costs related to being a public company, including higher legal, corporate insurance and accounting expenses.

Amortization of intangibles – Amortization of intangible assets is related to our finite-lived intangible assets and is computed using the straight-line method over the estimated economic life of the asset.

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

Income Tax Benefit

During 2017, income tax benefit from continuing operations consists primarily of the impact of foreign operations, including withholding taxes, offset by a $7.6 million tax benefit as a result of our acquisitions (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report), a $5.9 million tax benefit from revaluing our deferred taxes from 35% to 21% due to the Tax Cuts and Jobs Act, and a $1.6 million benefit from re-characterizing intercompany debt to equity between our U.S. and Singapore entities related to the reversal of previously accrued withholding taxes. During 2016 and 2015, income tax benefit from continuing operations consisted primarily of the impact of foreign operations, including withholding taxes, offset by a tax benefit in 2016 as a result of our acquisition.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands)
Consolidated Statements of Operations Data:
Sales	$655,892	$405,747	$290,641
Cost of sales	555,131	340,352	242,087
Gross profit	100,761	65,395	48,554
Operating expenses:
Research and development	7,899	6,383	4,813
Selling, general, and administrative	37,802	28,126	24,729
Amortization of intangible assets	8,880	7,015	6,411
Total operating expenses	54,581	41,524	35,953
Operating income	46,180	23,871	12,601
Interest expense	3,277	4,370	3,831
Other income, net	(126)	(629)	(46)
Income from continuing operations before income taxes	43,029	20,130	8,816
Income tax benefit from continuing operations	(13,886)	(649)	(3,991)
Net income from continuing operations	56,915	20,779	12,807
Discontinued operations:
Loss from discontinued operations before taxes	(722)	(4,077)	(7,406)
Income tax expense (benefit) from discontinued operations	(261)	40	(225)
Net loss from discontinued operations	(461)	(4,117)	(7,181)
Net income	$56,454	$16,662	$5,626

The following table sets forth our results of operations as a percentage of our total sales for the periods presented.

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015

Consolidated Statements of Operations Data:
Sales	100.0	100.0	100.0
Cost of sales	84.6	83.9	83.3
Gross profit	15.4	16.1	16.7
Operating expenses:
Research and development	1.2	1.6	1.7
Selling, general, and administrative	5.8	6.9	8.5
Amortization of intangible assets	1.4	1.7	2.2
Total operating expenses	8.3	10.2	12.4
Operating income	7.0	5.9	4.3
Interest expense	0.5	1.1	1.3
Other income, net	0.0	(0.2)	0.0
Income from continuing operations before income taxes	6.6	5.0	3.0
Income tax benefit from continuing operations	(2.1)	(0.2)	(1.4)
Net income from continuing operations	8.7	5.1	4.4
Discontinued operations:
Loss from discontinued operations before taxes	(0.1)	(1.0)	(2.5)
Income tax expense (benefit) from discontinued operations	0.0	0.0	(0.1)
Net loss from discontinued operations	(0.1)	(1.0)	(2.5)
Net income	8.6	4.1	1.9

Comparison of Fiscal Years 2017 and 2016

Sales

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Sales	$655,892	$405,747	$250,145	61.7%

The increase in sales from 2016 to 2017 was primarily related to an increase in volume resulting from industry growth, our acquisitions of Cal‑Weld and Talon, and market share gains. The volume increase was due to an approximate 6.1%, or approximately $77.8 million, increase in our market share at our two largest customers, which includes the acquisitions of Cal‑Weld and Talon, and an approximately $172.3 million increase in the volume of purchases primarily by our two largest customers driven by overall industry growth. We refer to the volume of purchases from us by a customer of ours relative to its other suppliers as our market share of that customer. On a geographic basis, sales in the U.S. increased by $169.9 million in 2017 to $386.6 million. Foreign sales increased by $80.2 million in 2017 to $269.3 million.

Cost of Sales and Gross Margin

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Cost of sales	$555,131	$340,352	$214,779	63.1%
Gross profit	$100,761	$65,395	$35,366	54.1%
Gross margin	15.4%	16.1%		- 70 bps

The increase in cost of sales from 2016 to 2017 was primarily due to the increase in sales volume. The increase in absolute dollars of gross profit was driven primarily by an increase in sales volume.

As part of our purchase of Talon and Cal‑Weld, we recorded opening inventory at fair value which included a fair value adjustment to inventory of $6.2 million and $3.6 million, respectively. We released a combined $5.2 million of the fair value adjustment to cost of sales based on the sale of inventory during 2017. The impact of this charge accounts for a decrease to reported gross margin of 80 basis points for 2017.

As discussed in Note 1 – Basis of Presentation to the consolidated financial statements, we recorded a charge to cost of sales of $1.75 million in the second quarter of 2017 due to the correction of an error related to translating inventory balances at our Singapore and Malaysia subsidiaries. The impact of this charge accounts for a decrease to reported gross margin of 30 basis points in 2017.

Additionally, our gross margins for 2017 were favorably impacted by our acquisitions of Cal‑Weld and Talon, with margins that were accretive to our historical business.

Research and Development

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Research and development	$7,899	$6,383	$1,516	23.8%

The increase in research and development expenses from 2016 to 2017 was due to an increase in headcount and consulting expense to support additional projects and development programs.

Selling, General and Administrative

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$37,802	$28,126	$9,676	34.4%

The increase in selling, general, and administrative expense from 2016 to 2017 was primarily due to increased acquisition‑related expenses from our acquisitions of Cal‑Weld and Talon, incremental Cal‑Weld and Talon operating expenses incurred subsequent to the acquisition, increased expenses resulting from the secondary offerings of our ordinary shares by Francisco Partners, increased public company costs, increased incentive compensation on improved performance to operating targets, and increased headcount expense to support increased sales volume.

Selling, general, and administrative expense also increased during 2017 due to a charge of approximately $1.0 million as a result of the final arbitration ruling on our working capital claim with the sellers of Ajax. The ruling was outside of the one year measurement period and not considered to be an adjustment to goodwill, resulting in a charge to selling, general, and administrative expense.

Amortization of Intangible Assets

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$8,880	$7,015	$1,865	26.6%

The increase in amortization expense from 2016 to 2017 was due to incremental amortization expense from intangible assets acquired in connection with our acquisition of Ajax in the second quarter of 2016, and our acquisitions of Talon and Cal‑Weld in the fourth and third quarters of 2017, respectively.

The fair value assigned to intangible assets acquired in connection with our acquisitions of Cal‑Weld and Talon is still preliminary. Amortization of intangible assets may change in future periods depending on the final fair value assigned to the assets.

Interest Expense, Net

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Interest expense, net	$3,277	$4,370	$(1,093)	-25.0%

The decrease in interest expense, net from 2016 to 2017 was due to a decrease in the average amount borrowed during 2017 as a result of the pay down of debt in December 2016 using proceeds from our IPO and a 70 basis point decrease in our average interest rate during 2017 primarily from an amendment to our Credit Facilities in connection with our acquisition of Cal‑Weld, partially offset by an additional $30.0 million in borrowings to fund our acquisition of Cal‑Weld. The additional $120.0 million in borrowings to fund our acquisition of Talon and the related impact on our average interest rate was not significant to 2017 results due to the short period of time the additional borrowing were outstanding during 2017.

Total borrowings outstanding at December 29, 2017, net of debt issuance costs, was $186.7 million, compared to $37.9 million at December 30, 2016.

Other Expense (Income), Net

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Other expense (income), net	$(126)	$(629)	$503	-80.0%

The decrease in other income, net from 2016 to 2017 was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound, partially offset by a gain on the sale of our cost method investment, CHawk Technology International, Inc. (“CHawk”) of $0.2 million that occurred in the first quarter of 2017.

Income Tax Benefit from Continuing Operations

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Income tax benefit from continuing operations	$(13,886)	$(649)	$(13,237)	2039.6%

During 2017, income tax benefit from continuing operations consists primarily of the impact of foreign operations, including withholding taxes, offset by a $7.6 million tax benefit as a result of our acquisitions of Talon and Cal‑Weld, a $5.9 million tax benefit from revaluing our deferred taxes from 35% to 21% due to the Tax Cuts and Jobs Act, and a $1.6 million benefit from re-characterizing intercompany debt to equity between our U.S. and Singapore entities related to the reversal of previously accrued withholding taxes. This compares to a discrete tax benefit of only $2.3 million in 2016 in connection with our acquisition of Ajax.

Comparison of Fiscal Years 2016 and 2015

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

Cost of Sales and Gross Margin

	Year Ended		Change
	December 30, 2016	December 25, 2015	Amount	%
	(dollars in thousands)
Cost of sales	$340,352	$242,087	$98,265	40.6%
Gross profit	$65,395	$48,554	$16,841	34.7%
Gross margin	16.1%	16.7%		- 60 bps

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

Selling, General and Administrative

	Year Ended		Change
	December 30, 2016	December 25, 2015	Amount	%
	(dollars in thousands)
Selling, general and administrative	$28,126	$24,729	$3,397	13.7%

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

Other Expense (Income), Net

	Year Ended		Change
	December 30, 2016	December 25, 2015	Amount	%
	(dollars in thousands)
Other expense (income), net	$(629)	$(46)	$(583)	1267.4%

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

Non-GAAP Results

Management uses non-GAAP adjusted net income from continuing operations to evaluate Ichor’s operating and financial results. Ichor believes the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view Ichor’s results from management’s perspective. Non-GAAP adjusted net income from continuing operations is defined as: (1) net income from continuing operations; (2) excluding amortization of intangible assets, share-based compensation expense, non-recurring expenses including adjustments to the cost of goods sold and a loss on the Ajax acquisition arbitration settlement, and the tax adjustments related to those non-GAAP adjustments; and (3) non-recurring discrete tax items including tax benefits from acquisitions, the tax benefit from re-characterizing intercompany debt to equity, and the tax impact from enactment of the Tax Act. Non-GAAP adjusted diluted EPS is defined as non-GAAP adjusted net income from continuing operations divided by adjusted diluted ordinary shares, which assumes the IPO shares sold, conversion of preferred shares into ordinary shares, and vesting of restricted shares and options that vested at the IPO occurred at the beginning of the measurement period. No adjustment to GAAP diluted ordinary shares was necessary for 2017.

The following table presents our non-GAAP adjusted net income from continuing operations and a reconciliation from net income from continuing operations, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands, except share and per share amounts)
Non-GAAP Data:
Net income from continuing operations	$56,915	$20,779	$12,807
Non-GAAP adjustments:
Amortization of intangible assets	8,880	7,015	6,411
Share-based compensation	2,230	3,216	1,118
Other non-recurring expenses, net (1)	4,767	2,988	4,154
Tax adjustments related to non-GAAP adjustments	(626)	(131)	(4,241)
Tax benefit from acquisitions (2)	(7,582)	(2,271)	—
Tax benefit from re-characterizing intercompany debt to equity (3)	(1,627)	—	—
Tax impact from tax law change (4)	(5,911)	—	—
Adjustments to cost of goods sold (5)	1,752	—	—
Fair value adjustment to inventory from acquisitions (6)	5,230	—	—
Loss on Ajax acquisition arbitration settlement (7)	1,032	—	—
Non-GAAP adjusted net income from continuing operations	$65,060	$31,596	$20,249
Non-GAAP adjusted diluted EPS	$2.48	$1.31	$0.85
Shares used to compute diluted EPS (8)	26,218,424	24,188,881	23,779,908
(1)

Included in this amount for 2017 are (i) acquisition-related expenses, (ii) expenses incurred in connection with sales or other dispositions of our ordinary shares by affiliates of Francisco Partners, (iii) executive search expenses incurred in connection with replacing the Company’s Chief Financial Officer, (iv) a refund of previously paid consulting fees from Francisco Partners Consulting (“FPC”), and (v) a gain on sale of our investment in CHawk. Included in this amount for 2016 and 2015 are

(i) acquisition-related expenses, (ii) bonuses paid to members of our management in connection with the cash dividend paid by us in August 2015, (iii) consulting fees paid to FPC, and (iv) IPO preparation expenses.

(2)

We recorded $7.6 million in tax benefits during 2017 in connection with our acquisitions of Talon and Cal-Weld. We recorded $2.3 million in tax benefits in 2016 in connection with its acquisition of Ajax.

(3)

In the third quarter of 2017 we re-characterized intercompany debt to equity between our U.S. and Singapore entities resulting in a tax benefit of $1.6 million related to the reversal of previously accrued withholding taxes.

(4)	This adjustment represents the impact of the Tax Cuts and Jobs Act, including revaluing our deferred tax assets from 35% to 21%.
(5)

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

(6)

As part of our purchase price allocation for our acquisition of Talon and Cal‑Weld, we recorded inventory at fair value, resulting in a fair value step‑up to acquired inventory of $6.2 million and $3.6 million, respectively. As the related inventory was sold during 2017, we released $1.6 million and $3.6 million of Talon and Cal‑Weld’s step‑up, respectively, to cost of sales.

(7)

During the third quarter of 2017, we received a final arbitration ruling on our working capital claim with the sellers of Ajax. The ruling was outside the one year measurement period and therefore could not be considered an adjustment to goodwill, resulting in a charge to selling, general, and administrative expense.

(8)

For 2016 and 2015, assumes the shares sold, the conversion of preferred shares into ordinary shares, and vesting of restricted shares and options in connection with our December 2016 IPO occurred at the beginning of each period, for comparability between periods. No adjustment to GAAP diluted ordinary shares was necessary for 2017.

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

	Three Months Ended
	December 29, 2017	September 29, 2017	June 30, 2017	March 31, 2017	December 30, 2016	September 23, 2016	June 24, 2016	March 25, 2016
	(in thousands, except share and per share amounts)
Sales	$182,936	$164,519	$159,733	$148,704	$131,408	$105,687	$95,365	$73,287
Cost of sales	153,892	140,323	136,227	124,689	110,003	88,802	80,185	61,362
Gross profit	29,044	24,196	23,506	24,015	21,405	16,885	15,180	11,925
Operating expenses:
Research and development	2,213	1,992	1,950	1,744	2,154	1,564	1,290	1,375
Selling, general and administrative	11,530	11,430	7,984	6,858	7,797	6,782	7,183	6,364
Amortization of intangible assets	3,062	2,220	1,803	1,795	1,805	1,804	1,803	1,603
Total operating expenses	16,805	15,642	11,737	10,397	11,756	10,150	10,276	9,342
Operating income	12,239	8,554	11,769	13,618	9,649	6,735	4,904	2,583
Interest expense	1,173	739	675	690	1,125	1,183	1,160	902
Other expense (income), net	199	73	151	(549)	(245)	(241)	244	(387)
Income (loss) from continuing operations before income taxes	10,867	7,742	10,943	13,477	8,769	5,793	3,500	2,068
Income tax expense (benefit) from continuing operations	(8,328)	(6,556)	473	525	778	(1,888)	225	236
Net income from continuing operations	19,195	14,298	10,470	12,952	7,991	7,681	3,275	1,832
Discontinued operations:
Income (loss) from discontinued operations before taxes	(1)	—	(610)	(111)	(64)	16	(2,305)	(1,724)
Income tax expense (benefit) from discontinued operations	(270)	8	—	1	14	23	2	1
Net loss from discontinued operations	269	(8)	(610)	(112)	(78)	(7)	(2,307)	(1,725)
Net income	19,464	14,290	9,860	12,840	7,913	7,674	968	107
Less: Preferred share dividend	—	—	—	—	—	—	—	—
Less: Undistributed earnings attributable to preferred shareholders	—	—	—	—	(5,666)	(7,628)	(963)	(107)
Net income attributable to ordinary shareholders	$19,464	$14,290	$9,860	$12,840	$2,247	$46	$5	$—
Diluted net income per share from continuing operations attributable to ordinary shareholders: (1)	$0.72	$0.54	$0.40	$0.51	$0.39	$0.08	$0.06	$0.03
Diluted net income per share attributable to ordinary shareholders: (1)	$0.73	$0.54	$0.38	$0.50	$0.38	$0.08	$0.02	$—
Shares used to compute diluted net income (loss) per share from continuing operations attributable to ordinary shareholders:	26,656,065	26,278,147	26,063,527	25,640,089	5,870,331	542,949	277,554	249,889
Shares used to compute diluted net income (loss) per share attributable to ordinary shareholders:	26,656,065	26,278,147	26,063,527	25,640,089	5,870,331	542,949	277,554	65,673
(1)

See Note 14 – Earnings per Share of our consolidated financial statements included elsewhere in this report for a description of net income per share attributable to ordinary shareholders presented in conformity with the two-class method, required for participating securities.

The following table sets forth our unaudited quarterly consolidated statement of operations data as a percentage of sales for each of the last eight quarters in the period ended December 29, 2017.

	Three Months Ended
	December 29, 2017	September 29, 2017	June 30, 2017	March 31, 2017	December 30, 2016	September 23, 2016	June 24, 2016	March 25, 2016

Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of sales	84.1	85.3	85.3	83.9	83.7	84.0	84.1	83.7
Gross profit	15.9	14.7	14.7	16.1	16.3	16.0	15.9	16.3
Operating expenses:
Research and development	1.2	1.2	1.2	1.2	1.6	1.5	1.4	1.9
Selling, general and administrative	6.3	6.9	5.0	4.6	5.9	6.4	7.5	8.7
Amortization of intangible assets	1.7	1.3	1.1	1.2	1.4	1.7	1.9	2.2
Total operating expenses	9.2	9.5	7.3	7.0	8.9	9.6	10.8	12.7
Operating income	6.7	5.2	7.4	9.2	7.3	6.4	5.1	3.5
Interest expense	0.6	0.4	0.4	0.5	0.9	1.1	1.2	1.2
Other expense (income), net	0.1	0.0	0.1	(0.4)	(0.2)	(0.2)	0.3	(0.5)
Income (loss) from continuing operations before income taxes	5.9	4.7	6.9	9.1	6.7	5.5	3.7	2.8
Income tax expense (benefit) from continuing operations	(4.6)	(4.0)	0.3	0.4	0.6	(1.8)	0.2	0.3
Net income from continuing operations	10.5	8.7	6.6	8.7	6.1	7.3	3.4	2.5
Discontinued operations:
Income (loss) from discontinued operations before taxes	0.0	0.0	(0.4)	(0.1)	0.0	0.0	(2.4)	(2.4)
Income tax expense (benefit) from discontinued operations	(0.1)	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Net loss from discontinued operations	0.1	0.0	(0.4)	(0.1)	(0.1)	0.0	(2.4)	(2.4)
Net income	10.6	8.7	6.2	8.6	6.0	7.3	1.0	0.1
Seasonality

We have not historically experienced meaningful seasonality with respect to our business or results of operations.

Liquidity and Capital Resources

We had cash and restricted cash of $69.3 million as of December 29, 2017, compared to $52.6 million as of December 30, 2016. Our principal uses of liquidity are to fund our working capital needs, satisfy our debt obligations, and purchase new capital equipment. The increase in cash is primarily due to proceeds from the issuance of $150.0 million in long-term debt and cash from operations of $38.8 million, partially offset by cash paid for our acquisitions of Cal‑Weld and Talon of $181.0 million and capital expenditures of $8.2 million.

We believe that our cash, the amounts available under our Credit Facilities and our cash flows from operations, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flow Analysis

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands)
Cash provided by operating activities	$38,803	$27,730	$26,690
Cash used in investing activities	(186,751)	(21,202)	(1,367)
Cash provided by (used in) financing activities	164,604	21,932	(15,508)
Net increase in cash and restricted cash	$16,656	$28,460	$9,815

Operating Activities

We generated $38.8 million of cash from operating activities during 2017 due to net income of $56.5 million, partially offset by net non‑cash charges of $(0.2) million and an increase in our net operating assets and liabilities of $17.4 million. Non‑cash charges primarily related to $12.5 million in depreciation and amortization, $2.2 million in share-based compensation, and $0.6 million in amortization of debt issuance cost, offset by $15.3 million in deferred tax benefit and a gain on the sale of our investment in CHawk of $0.2 million. The increase in net operating assets and liabilities was primarily due to an increase in inventories of $43.4 million in order to meet sales demand in the first quarter of 2018, partially offset by an increase in accounts payable of $22.6 million and prepaid expenses and other assets of $3.4 million.

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

Investing Activities

Cash used in investing activities during 2017 was $186.8 million. We used approximately $137.0 million and $56.9 million to acquire Talon and Cal‑Weld, respectively, and $8.2 million to fund capital expenditures to purchase test fixtures and leasehold improvements primarily related to our plant expansions in the United States and Malaysia. These outflows were partially offset by proceeds from the sale of our investments in Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”) and CHawk and the settlement of a note receivable from AFGM of $2.4 million.

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

Cash used in investing activities during 2015 was $1.4 million from capital expenditures for the purchase of property and equipment relating to our manufacturing footprint in our Oregon, Texas, and corporate facilities.

Financing Activities

We generated $164.6 million of cash from financing activities during 2017, which primarily consisted of $150.0 million in proceeds from the issuance of long-term debt to fund our acquisitions of Talon and Cal‑Weld, $9.1 million in proceeds from employees’ and directors’ exercise of stock options, and $7.3 million of proceeds from the exercise of the underwriters’ over‑allotment option in January 2017 in connection with our December 2016 IPO, partially offset by $1.5 million in financing costs associated with the issuance of long-term debt.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. For a description of subsequent events, please review the information provided in Note 16 – Subsequent Events of our consolidated financial statements in Part IV, Item 15 of this report on Form 10‑K.

Credit Facilities

For a description of our Credit Facilities, please review the information provided in Note 9 – Credit Facilities of our consolidated financial statements included in Part IV, Item 15 of this report on Form 10‑K.

Share Repurchase Program

In February 2018, our board of directors authorized a share repurchase program up to $50.0 million under which we may repurchase our ordinary shares in the open market or through privately negotiated transactions, depending on market conditions and other factors.  We expect to fund share repurchases with cash on hand or borrowings under our Revolving Credit Facility. As of the date of this report, the Company has repurchased approximately $5.0 million of its ordinary shares.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 29, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$11,668	$3,516	$4,775	$3,003	$374
Long-term debt obligations, principal (1)	189,535	6,490	183,045	—	—
Long-term debt obligations, interest (2)	21,943	7,842	14,101	—	—
Total	$223,146	$17,848	$201,921	$3,003	$374
(1)	Represents the contractually required principal payments under our Credit Facilities in accordance with the required principal payment schedule.
(2)

Represents the contractually required interest payments under our Credit Facilities in accordance with the required interest payment schedule. Interest costs have been estimated based on interest rates in effect for such indebtedness as of December 29, 2017.

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

Revenue Recognition

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

Inventory Valuation

We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. During 2017, 2016, and 2015, we wrote down $0.9 million, $3.9 million, and $3.0 million, respectively, in inventory determined to be obsolete.

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

At December 29, 2017, the date of our last impairment analysis, the fair value of the reporting unit was substantially in excess of its carrying value.

Share-Based Compensation

Our share-based compensation was $2.2 million, $3.2 million, and $1.1 million during 2017, 2016, and 2015, respectively. Compensation expense related to share-based transactions, including employee and non-employee stock options, is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. Share-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards, which is generally four years.

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

•	Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option-pricing model based on the U.S. Treasury rates in effect during the corresponding period of grant.
•	Expected Term. We use the simplified method to estimate the expected term of option awards, as the Company does not have sufficient history to estimate the weighted average expected term.
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

We file income tax returns in the U.S. federal jurisdiction, various states and various foreign jurisdictions. We are no longer subject to U.S. federal examination for tax years ending before 2014, to state examinations before 2013 or to foreign examinations before 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward. We are currently enjoying a zero rate tax holiday in Singapore that is scheduled to expire at the end of 2021. This tax rate is subject to maintaining certain commitments agreed to with the Economic Development Board of Singapore including investment and employment thresholds. Our tax rate could be significantly affected if we do not maintain these commitments or if we are unable to favorably renegotiate the commitment requirements.

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 1 – Organization and Summary of Significant Accounting Policies of our consolidated financial statements in Part IV, Item 15 of this report on Form 10‑K.

Off-Balance Sheet Arrangements

As of December 29, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Interest Rate Risk

We had total indebtedness of $189.5 million as of December 29, 2017, exclusive of unamortized debt issuance costs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2017, with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 29, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 29, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” as defined by the JOBS Act.

Remediation of Previously Identified Material Weakness

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

During the second quarter of 2017, we identified a material weakness in our internal control over financial reporting related to ineffective periodic risk assessment over control activities that ensure the ending inventory balances of our Malaysia and Singapore subsidiaries were recorded at the appropriate U.S. Dollar functional currency rate. During our previous consolidation process, we had a manual process that translated these inventory balances into the U.S. Dollar functional currency at incorrect rates for these subsidiaries due to system limitations, and we did not implement a control to reconcile the ending inventory balance at our Malaysia and Singapore subsidiaries to the final inventory balance reported in our consolidated financial statements. This material weakness resulted in an accumulated overstatement of inventory as of March 31, 2017 of approximately $1.75 million. We corrected this overstatement in the second quarter of 2017 with a charge to cost of sales of $1.75 million. Additionally, we re‑implemented our our Oracle system, which allows for a systems‑based calculation of inventory purchases and ending inventory at the proper U.S. Dollar functional currency rates, and implemented a control to reconcile the final Malaysia and Singapore inventory sub‑ledger balances to the final balances recorded in consolidation. These improvements to our internal controls, implemented during 2017, were in place and demonstrated a sustained period of effective operation during 2017 to enable management of the Company to conclude the material weakness has been remediated as of December 29, 2017.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting during the quarter ended December 29, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 29, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 29, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 29, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 29, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 29, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ichor Holdings, Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ichor Holdings, Ltd. and subsidiaries (the Company) as of December 29, 2017 and December 30, 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 29, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2017 and December 30, 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 29, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Portland, Oregon

March 13, 2018

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 29, 2017	December 30, 2016
Assets
Current assets:
Cash	$68,794	$50,854
Restricted cash	510	1,794
Accounts receivable, net	49,249	26,401
Inventories, net	154,541	70,881
Prepaid expenses and other current assets	5,357	7,061
Current assets from discontinued operations	3	99
Total current assets	278,454	157,090
Property and equipment, net	34,380	12,018
Other noncurrent assets	1,052	3,574
Deferred tax assets	994	570
Intangible assets, net	73,405	32,146
Goodwill	169,399	77,093
Total assets	$557,684	$282,491
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$121,405	$88,531
Accrued liabilities	12,211	6,554
Other current liabilities	6,715	5,421
Current portion of long-term debt	6,490	—
Current liabilities from discontinued operations	400	564
Total current liabilities	147,221	101,070
Long-term debt, less current portion, net	180,247	37,944
Deferred tax liabilities	10,558	606
Other non-current liabilities	2,896	1,173
Non-current liabilities from discontinued operations	—	39
Total liabilities	340,922	140,832
Shareholders’ equity
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 25,892,162 and 23,857,381 shares issued and outstanding, respectively)	3	2
Additional paid in capital	214,697	196,049
Retained earnings (accumulated deficit)	2,062	(54,392)
Total shareholders’ equity	216,762	141,659
Total liabilities and shareholders’ equity	$557,684	$282,491

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Net sales	$655,892	$405,747	$290,641
Cost of sales	555,131	340,352	242,087
Gross profit	100,761	65,395	48,554
Operating expenses:
Research and development	7,899	6,383	4,813
Selling, general, and administrative	37,802	28,126	24,729
Amortization of intangible assets	8,880	7,015	6,411
Total operating expenses	54,581	41,524	35,953
Operating income	46,180	23,871	12,601
Interest expense, net	3,277	4,370	3,831
Other income, net	(126)	(629)	(46)
Income from continuing operations before income taxes	43,029	20,130	8,816
Income tax benefit from continuing operations	(13,886)	(649)	(3,991)
Net income from continuing operations	56,915	20,779	12,807
Discontinued operations:
Loss from discontinued operations before taxes	(722)	(4,077)	(7,406)
Income tax expense (benefit) from discontinued operations	(261)	40	(225)
Net loss from discontinued operations	(461)	(4,117)	(7,181)
Net income	56,454	16,662	5,626
Less: Preferred share dividend	—	—	(22,127)
Less: Undistributed earnings attributable to preferred shareholders	—	(15,284)	—
Net income (loss) attributable to ordinary shareholders	$56,454	$1,378	$(16,501)
Net income (loss) per share from continuing operations attributable to ordinary shareholders:
Basic	$2.27	$1.14	$(292.39)
Diluted	$2.17	$0.87	$(292.39)
Net income (loss) per share attributable to ordinary shareholders:
Basic	$2.25	$0.92	$(517.68)
Diluted	$2.15	$0.70	$(517.68)
Shares used to compute net income (loss) from continuing operations per share attributable to ordinary shareholders:
Basic	25,118,031	1,503,296	31,875
Diluted	26,218,424	1,967,926	31,875
Shares used to compute net income (loss) per share attributable to ordinary shareholders:
Basic	25,118,031	1,503,296	31,875
Diluted	26,218,424	1,967,926	31,875

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

						Retained
					Additional	Earnings	Total
	Preferred Shares		Ordinary Shares		Paid-In	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 26, 2014	17,722,808	$142,728	22,377	$—	$1,886	$(54,553)	$90,061
Share-based compensation expense	—	—	—	—	1,118	—	1,118
Vesting of restricted shares	—	—	43,032	—	—	—	—
Dividend to shareholders	—	—	—	—	—	(22,127)	(22,127)
Net income	—	—	—	—	—	5,626	5,626
Balance at December 25, 2015	17,722,808	142,728	65,409	—	3,004	(71,054)	74,678
Ordinary shares issued, net of transaction costs	—	—	5,877,778	—	47,103	—	47,103
Conversion of preferred shares to ordinary shares	(17,722,808)	(142,728)	17,722,808	2	142,726	—	—
Share-based compensation expense	—	—	—	—	3,216	—	3,216
Vesting of restricted shares	—	—	191,386	—	—	—	—
Net income	—	—	—	—	—	16,662	16,662
Balance at December 30, 2016	—	—	23,857,381	2	196,049	(54,392)	141,659
Ordinary shares issued from initial public offering, net of transaction costs	—	—	881,667	1	7,277	—	7,278
Ordinary shares issued from exercise of stock options			1,078,182	—	9,141	—	9,141
Ordinary shares issued from vesting of restricted share units	—	—	74,932	—	—	—	—
Share-based compensation expense	—	—	—	—	2,230	—	2,230
Net income	—	—	—	—	—	56,454	56,454
Balance at December 29, 2017	—	$—	25,892,162	$3	$214,697	$2,062	$216,762

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Cash flows from operating activities:
Net income	$56,454	$16,662	$5,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,509	9,497	9,936
Gain on sale of investments and settlement of note receivable	(241)	—	—
Share-based compensation	2,230	3,216	1,118
Deferred income taxes	(15,347)	(2,429)	(4,927)
Amortization of debt issuance costs	608	527	834
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(1,059)	(9,007)	6,333
Inventories	(43,425)	(23,719)	9,110
Prepaid expenses and other assets	3,386	(3,381)	403
Accounts payable	22,612	36,761	(1,676)
Accrued liabilities	848	1,612	169
Other liabilities	228	(2,009)	(3,396)
Net cash provided by operating activities	38,803	27,730	26,690
Cash flows from investing activities:
Capital expenditures	(8,226)	(4,268)	(1,367)
Cash paid for acquisitions, net of cash acquired	(180,955)	(17,407)	—
Proceeds from sale of intangible assets	—	230	—
Proceeds from sale of property, plant, and equipment	—	243	—
Proceeds from sale of investments and settlement note receivable	2,430	—	—
Net cash used in investing activities	(186,751)	(21,202)	(1,367)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	7,278	47,103	—
Proceeds from exercise of stock options	9,141	—	—
Dividends to shareholders	—	—	(22,127)
Debt issuance and modification costs	(1,520)	—	(2,631)
Borrowings under revolving commitment	10,000	12,000	24,000
Repayments on revolving commitment	—	(22,000)	(26,000)
Borrowing on long-term debt	140,000	15,000	55,000
Repayments on long-term debt	(295)	(30,171)	(43,750)
Net cash provided by (used in) financing activities	164,604	21,932	(15,508)
Net increase in cash	16,656	28,460	9,815
Cash and restricted cash at beginning of year	52,648	24,188	14,373
Cash and restricted cash at end of quarter	$69,304	$52,648	$24,188
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,436	$3,686	$2,632
Cash paid during the period for taxes	$1,068	$103	$496
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$723	$1,174	$10

ICHOR HOLDINGS, LTD.

Notes to Financial Statements

(dollar figures in tables in thousands, except share and per share amounts and percentages)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization and Operations of the Company

Ichor Holdings, Ltd. and Subsidiaries (the “Company”) designs, develops, manufactures and distributes gas and liquid delivery subsystems and components purchased by capital equipment manufacturers for use in the semiconductor markets. The Company is headquartered in Fremont, California and has operations in the United States, United Kingdom, Singapore, Malaysia, and South Korea.

On December 30, 2011, Ichor Systems Holdings, LLC consummated a sales transaction with Icicle Acquisition Holdings, LLC, a Delaware limited liability company. Shortly after consummation of the sale transaction, Icicle Acquisition Holdings, LLC changed its name to Ichor Holdings, LLC.

In March 2012, Ichor Holdings, LLC completed a reorganization of its legal structure, forming Ichor Holdings, Ltd., a Cayman Islands entity. Ichor Holdings, Ltd. is now the reporting entity and the ultimate parent company of the operating entities.

In January 2016, the Company decided to shut its Kingston, New York facility which was the primary facility for the Precision Flow Technologies, Inc. subsidiary. In May 2016, the Company ceased operations in this facility and ended the relationship with the customer it served in this location. The Company’s consolidated financial statements and accompanying notes for current and prior periods have been retroactively adjusted to present the results of operations of the Precision Flow Technologies, Inc. subsidiary as discontinued operations. In addition, the assets and liabilities to be disposed of have been treated and classified as discontinued operations. For more information on discontinued operations see Note 15 – Discontinued Operations.

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

These consolidated financial statements include the following wholly owned subsidiaries of Ichor Holdings, Ltd.:

▪	FP-Ichor Ltd. (Cayman)
▪	Icicle Acquisition Holding Coöperatief U.A.
▪	Icicle Acquisition Holding B.V.
▪	Ichor Holdings Ltd (Scotland).
▪	Ichor Systems Ltd. (Scotland)
▪	Ichor Holdings, LLC
▪	Ichor Systems, Inc.
▪	Ichor Systems Malaysia Sdn Bhd
▪	Ichor Systems Singapore Pte. Ltd.
▪	Precision Flow Technologies, Inc.
▪	Ajax-United Patterns & Molds, Inc.
▪	Cal-Weld, Inc.
▪	Talon Innovations Corporation
▪	Talon Innovations (FL) Corporation

Public Offering and Reverse Stock Split

On December 14, 2016, the Company completed an initial public offering (“IPO”) of 5,877,778 ordinary shares at a price to the public of $9.00 per share. The Company received net proceeds from the offering of $47.1 million after offering fees and expenses. The net proceeds were used to repay $40.0 million of the Company’s loans outstanding under the Company’s Credit Facilities. In January 2017, the Company received $7.3 million, net of fees and expenses, from the exercise of the underwriters’ over‑allotment option to sell an additional 881,667 ordinary shares.

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

Year End

We use a 52 or 53 week fiscal year ending on the last Friday in December. The years ended December 29, 2017, December 30, 2016, and December 25, 2015 were 52 weeks, 53 weeks, and 52 weeks, respectively. All references to 2017, 2016, and 2015 are references to fiscal years unless explicitly stated otherwise.

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

Correction of Immaterial Error

During the second quarter of 2017, we corrected an error related to translating the inventory balances at our Malaysia and Singapore subsidiaries at an incorrect foreign currency rate. The error arose in prior period financial statements beginning in periods prior to 2014 and through 2016. The correction resulted in a $1.8 million increase in cost of sales and a corresponding decrease in gross profit in our consolidated statements of operations and a decrease to inventories in our consolidated balances sheet during the second quarter of 2017. We evaluated the error on both a quantitative and qualitative basis and determined that the error was not material and did not affect the trend of net income or cash flows in previously issued financial statements. Additionally, we determined that correcting the error in the second quarter of 2017 did not have a material impact to our consolidated financial statements for 2017.

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

The Company derived approximately 93%, 97%, and 95% of its revenue from continuing operations from two customers during 2017, 2016, and 2015, respectively. At December 29, 2017 and December 30, 2016, those customers represented, in the aggregate, approximately 61% and 83%, respectively, of the accounts receivable balance.

Accounts receivable are carried at invoice price less an estimate for doubtful accounts and estimated payment discounts. Payment terms vary by customer, but generally are due within 15‑60 days. The Company reviews a customer’s credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends, and other information. Activity and balances related to the Company’s allowance for doubtful accounts is as follows:

Allowance for doubtful accounts
Balance at December 26, 2014	$385
Charges to costs and expenses	(6)
Write-offs	(256)
Balance at December 25, 2015	123
Charges to costs and expenses	71
Write-offs	—
Balance at December 30, 2016	194
Charges to costs and expenses	62
Write-offs	—
Balance at December 29, 2017	$256

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

The Company maintains cash balances at both United States-based and foreign-based commercial banks. At various times during the year, cash balances in the United States will exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). The majority of the cash maintained in foreign-based commercial banks is insured by the government where the foreign banking institutions are based. Cash held in foreign-based commercial banks totaled $36.4 million and $14.7 million at December 29, 2017 and December 30, 2016, respectively. No losses have been incurred at December 29, 2017 and December 30, 2016 for the amounts exceeding the insured limits.

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

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date

There were no changes to the Company’s valuation techniques during 2017. The Company estimates that the recorded value of its financial assets and liabilities approximates fair value at December 29, 2017 and December 30, 2016.

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

At December 29, 2017 and December 30, 2016, intangible assets passed the recoverability test resulting in no impairment. At December 25, 2015, certain intangibles assets associated with our Kingston facility did not pass the recoverability test, and the Company recorded an impairment charge of $1.8 million. See Note 15 – Discontinued Operations for additional details on the closure of the Kingston, New York location.

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

Property and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Estimated useful lives of PP&E
Machinery	5-10 years
Leasehold improvements	Lesser of 10 years or lease term
Computer software, hardware, and equipment	3-5 years
Office furniture, fixtures, and equipment	5-7 years
Vehicles	5 years

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

Other Non-Current Assets

In connection with the acquisition of Ajax in 2016, the Company acquired two investments and a note receivable that were recorded at fair value on the date of acquisition: (i) a cost method investment in CHawk Technology International, Inc. (“CHawk”), (ii) an equity method investment in Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”), and (iii) a note receivable from AFGM. The Company accounted for the investments on the cost and equity method, respectively, as the Company did not control either entity. During 2016, the Company recorded equity in earnings of AFGM of $0.2 million, which is included in other expense (income), net. At December 30, 2016, the investment in CHawk and AFGM and the note receivable from AFGM had carrying balances of $1.5 million, $0.7 million, and $0.9 million, respectively. The Company sold its investments in CHawk and AFGM and settled its note from AFGM in January 2017, resulting in a net gain of $0.2 million.

Intangible Assets

The Company accounts for its intangible assets that have a definite life and are amortized on a basis consistent with their expected cash flows over the following estimated useful lives:

Estimated useful lives of intangibles
Trademarks	10 years
Customer relationships	6-10 years
Developed technology	7-10 years

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a quantitative goodwill impairment test. Under the quantitative test, the fair value of the reporting unit is compared to its carrying value and an impairment loss is recognized for any excess of carrying amount over the reporting unit’s fair value. Fair value of the reporting unit is determined using a discounted cash flow analysis. For purposes of testing goodwill for impairment, the Company has concluded it operates in one reporting unit.

The Company performed a qualitative goodwill assessment in the fourth quarter of 2017 and 2016. Our goodwill assessment performed in 2017 and 2016 indicated that it was more likely than not the reporting unit’s fair value exceeded its carrying value.

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

Special Bonus

On August 11, 2015, the Board of Directors instituted a special bonus to certain members of management totaling $3.1 million, of which $1.8 million, $0.2 million, and $0.1 million was earned and recorded as a component of selling, general, and administrative, research and development, and cost of sales, respectively, in 2015. The remaining $1.0 million could be earned by certain members of management through the fourth quarter of 2018 based on their continued employment. In December 2016 the Board of Directors approved that all remaining special bonus was earned and to be paid in December 2016. During 2016, the Company expensed $0.6 million related to the special bonus, including the amount earned in the fourth quarter of 2016. The remaining amount of the bonus was forfeited due to employee terminations. Management does not expect to pay bonuses of this nature in future periods.

Share-Based Payments

The Company uses the Black-Scholes option-pricing model to value the awards on the date of grant. The Company uses the simplified method to estimate the expected term of its share-based awards for all periods, as the Company did not have sufficient history to estimate the weighted average expected term. The risk-free interest rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Estimated volatility is based on historical volatility of the Company and similar entities whose share prices are publicly traded.

Income Taxes

The Company recognizes deferred income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax benefit for the current year differs from the statutory rate primarily as a result of revaluing our deferred taxes from 35% to 21% due to the Tax Cuts and Jobs Act, the impact of foreign operations, discrete tax benefits recorded in connection with the Company’s acquisitions of Talon and Cal‑Weld in 2017 and Ajax in 2016 (see Note 2 – Acquisitions), and the impact of re-characterizing intercompany debt to equity between our U.S. and Singapore entities related to the reversal of previously accrued withholding taxes (see Note 7 – Income Taxes).

The Company files federal income tax returns, foreign income tax returns, as well as multiple state and local tax returns. The Company is no longer subject to US Federal examination for tax years ending before 2014, to state examinations before 2013, or to foreign examinations before 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward.

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

Foreign Operations

The functional currency of the Company’s international subsidiaries located in the United Kingdom, Singapore, and Malaysia, is the U.S. dollar. Transactions denominated in currencies other than the functional currency generate foreign exchange gains and losses that are included in other expense (income), net on the accompanying consolidated statements of operations. Substantially, all of the Company’s sales and agreements with third-party suppliers provide for pricing and payments in U.S. dollars and, therefore, are not subject to material exchange rate fluctuations. Foreign operations consist of revenue of $346.0 million, $241.7 million, and $173.7 million during 2017, 2016, and 2015, respectively. Assets of foreign operations totaled $127.2 million and $90.4 million at December 29, 2017 and December 30, 2016, respectively.

Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017‑04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017‑04”), which eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017 04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017‑04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company tests goodwill for impairment in the fourth quarter of its fiscal year. The Company adopted ASU 2017‑04 in the fourth quarter of 2017. The adoption did not have an impact on the Company’s financial position or results of operations.

Accounting Pronouncements Recently Issued

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”) and, in August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014‑09 by one year. ASU 2014‑09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard permits the use of either the retrospective or modified retrospective transition methods. This guidance replaces most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective, which for us will be at the beginning of the first quarter of fiscal year 2018. In April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016‑10”), which was issued to clarify ASC Topic 606, Revenue from Contracts with Customers, related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), which for us will be the beginning of the first quarter of fiscal year 2018.

We plan to adopt Topic 606 using the modified retrospective method through a cumulative effect adjustment being recognized in retained earnings at December 30, 2017, the date of adoption. Under this approach, we will not restate the prior period financial statements.

We are currently completing the assessment phase of the implementation project and are finalizing our review of the impact of adoption. We are currently in the process of developing, implementing and testing our internal systems, processes and controls necessary to adopt Topic 606, and are in process of making the necessary changes to our accounting policies and disclosures.

Based on our current assessment, we do not anticipate that the adoption of Topic 606 will result in a material cumulative effect adjustment to accumulated deficit nor have a material impact on our financial position, results of operations, or cash flows, as it is not expected to materially change the manner or timing of recognizing revenue. We are currently evaluating the impact of the expanded disclosures to our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update establishes a comprehensive lease standard for all industries. The new standard requires lessees to recognize a right of use asset and a lease liability for virtually all leases, other than leases that meet the definition of short term leases. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this accounting standard.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016‑18"). This update clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendment requires restricted cash be included in an entity's cash and cash-equivalent balances in the statement of cash flows and also requires an entity to disclose information about the nature of the restrictions. Further, a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. ASU 2016-18 should be applied on a retrospective basis and is effective for interim and annual reporting periods beginning after December 15, 2017. The Company intends to adopt ASU 2016‑18 at the beginning of 2018, and does not expect the adoption to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017‑01"). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017‑01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company intends to adopt ASU 2017‑01 at the beginning of 2018, and does not expect the adoption to have a material impact on its consolidated financial statements.

Note 2 – Acquisitions

Talon Innovations Corporation

On December 11, 2017, the Company completed the acquisition of Talon Innovations Corporation (“Talon”), a Minnesota-based leader in the design and manufacturing of high precision machined parts used in leading edge semiconductor tools, for $137.0 million. Talon expands the Company’s capacity and capabilities in the area of component manufacturing for gas and chemical delivery tools used in semiconductor manufacturing and other industrial applications.

The following table presents the preliminary purchase price allocation as of December 11, 2017:

Preliminary Allocation December 11, 2017
Cash acquired	$5,586
Accounts receivable, net	11,471
Inventories	19,399
Prepaid expenses and other current assets	182
Property and equipment, net	16,655
Other noncurrent assets	76
Intangible assets, net	38,000
Goodwill	74,594
Accounts payable	(4,706)
Accrued liabilities	(2,767)
Other current liabilities	(1,838)
Deferred tax liabilities	(19,652)
Total acquisition consideration	$137,000

The Company preliminarily allocated $32.4 million to customer relationships and $5.6 million to intellectual property with weighted average amortization periods of 6 years and 10 years, respectively. Goodwill recognized from the acquisition was primarily attributed to an assembled workforce and expected synergies and is not tax deductible. The allocation of acquisition consideration for Talon is preliminary as we have not obtained all of the information to finalize our procedures on the opening balance sheet or the allocation between goodwill and intangible assets. Management has recorded allocations based on information currently available. The Company incurred transaction costs of $1.5 million in connection with the acquisition during 2017. The preliminary inventory fair value adjustment resulted in a $1.6 million charge to cost of sales during 2017.

The Company’s consolidated statement of operations for 2017 includes approximately 3 weeks of Talon operating activity, which is not material to the Company’s 2017 results of operations.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed on December 26, 2015, the beginning of the earliest period presented. Pro forma adjustments are mainly comprised of preliminary estimates of amortization expense related to acquired intangible assets, acquisition-related costs, incremental interest expense from increased borrowings to fund the acquisition, acquired inventory fair value charges, and the related income tax effects. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved or of results that may occur in the future:

	Year Ended
	December 29, 2017	December 30, 2016
Net sales	$719,264	$452,195
Net income from continuing operations	$58,436	$25,498
Net income per share from continuing operations attributable to ordinary shareholders:
Basic	$2.33	$1.40
Diluted	$2.23	$1.07

Cal‑Weld, Inc.

On July 27, 2017, the Company completed the acquisition of Cal‑Weld, Inc. (“Cal‑Weld”), a California-based leader in the design and fabrication of precision, high purity industrial components, subsystems, and systems, for $56.9 million. Cal‑Weld expands the Company’s capacity and capabilities in the area of component manufacturing for gas delivery tools used in semiconductor manufacturing.

The following table presents the preliminary purchase price allocation as of July 27, 2017 and December 29, 2017 and measurement period adjustments. Measurement period adjustments are due to finalizing our procedures on the opening balance sheet and preliminary estimates of fair value of Cal‑Weld:

	Preliminary Allocation July 27, 2017	Measurement Period Adjustment	Preliminary Allocation December 29, 2017
Cash acquired	$7,337	$—	$7,337
Accounts receivable, net	10,318	—	10,318
Inventories	20,836	—	20,836
Prepaid expenses and other current assets	287	113	400
Property and equipment, net	1,639	—	1,639
Other noncurrent assets	587	—	587
Intangible assets, net	12,140	—	12,140
Goodwill	17,957	(223)	17,734
Accounts payable	(5,991)		(5,991)
Accrued liabilities	(2,016)	79	(1,937)
Other non-current liabilities	(908)	—	(908)
Deferred tax liabilities	(5,307)	31	(5,276)
Total acquisition consideration	$56,879	$—	$56,879

The Company preliminarily allocated $11.5 million to customer relationships and $0.7 million to order backlog with weighted average amortization periods of 6 years and 6 months, respectively. Goodwill recognized from the acquisition was primarily attributed to an assembled workforce and expected synergies and is not tax deductible. The allocation of acquisition consideration for Cal‑Weld is preliminary as we have not obtained all of the information to finalize our procedures on the opening balance sheet or the allocation between goodwill and intangible assets. Management has recorded allocations based on information currently available. The Company incurred transaction costs of $1.9 million in connection with the acquisition during 2017. The inventory fair value adjustment resulted in a $3.6 million charge to cost of sales during 2017.

The Company’s consolidated statement of operations for 2017 includes approximately 5 months of Cal‑Weld operating activity, including revenue of $53.0 million and net income from continuing operations of $6.7 million.

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

	Year Ended
	December 29, 2017	December 30, 2016
Net sales	$725,081	$486,918
Net income from continuing operations	$62,540	$29,462
Net income per share from continuing operations attributable to ordinary shareholders:
Basic	$2.49	$1.62
Diluted	$2.39	$1.24

Ajax-United Patterns & Molds, Inc.

On April 12, 2016, the Company completed a stock purchase agreement of Ajax-United Patterns & Molds, Inc. (“Ajax”), a California-based manufacturer of complex plastic and metal products used in the medical, biomedical, semiconductor, data communication and food processing equipment industries, for $17.6 million. The acquisition allows us to manufacture and assemble the complex plastic and metal products required by the medical, biomedical, semiconductor and data communication equipment industries.

The following table presents the preliminary purchase price allocation as of April 12, 2016 and December 30, 2016, measurement period adjustments, and the final purchase price allocation on April 12, 2017, the end of the measurement period. Measurement period adjustments are primarily related to finalization of the valuation of deferred tax liabilities and net identifiable assets and liabilities:

	Preliminary Allocation April 12, 2016	Measurement Period Adjustment	Preliminary Allocation December 30, 2016	Measurement Period Adjustment	Final Allocation April 12, 2017
Cash acquired	$187	$—	$187	$—	$187
Accounts receivable, net	1,245	5	1,250	—	1,250
Inventories	3,236	—	3,236	—	3,236
Prepaid expenses and other current assets	77	—	77	8	85
Property and equipment, net	1,545	—	1,545	(78)	1,467
Other noncurrent assets	2,948	—	2,948	—	2,948
Intangible assets, net	8,130	(100)	8,030	—	8,030
Goodwill	4,629	2,449	7,078	(22)	7,056
Accounts payable and accrued liabilities	(4,403)	(83)	(4,486)	9	(4,477)
Deferred tax liabilities	—	(2,271)	(2,271)	83	(2,188)
Total acquisition consideration	$17,594	$—	$17,594	$—	$17,594

The Company allocated $8.0 million to customer relationships with a weighted average amortization periods of 10 years. Goodwill recognized from the acquisition was primarily attributed to an assembled workforce and expected synergies and is not tax deductible. The Company incurred transaction costs of $1.5 million in 2016 in connection with the acquisition.

The Company’s consolidated statement of operations for 2016 includes approximately 8 months of Ajax operating activity, including revenue of $20.0 million and operating income of $0.6 million.

Pro forma financial information has not been provided for the acquisition of Ajax as it was not material to the Company’s current year operations and overall financial position.

Note 3 – Inventories

Inventory consists of the following:

	December 29, 2017	December 30, 2016
Raw materials	$91,109	$46,889
Work in process	42,186	22,649
Finished goods	27,268	9,423
Excess and obsolete adjustment	(6,022)	(8,080)
Total inventories, net	$154,541	$70,881

The following table presents changes to the Company’s excess and obsolete adjustment:

Excess and obsolete adjustment
Balance at December 26, 2014	$(4,067)
Charge to cost of sales	(3,000)
Disposition of inventory	935
Balance at December 25, 2015	(6,132)
Charge to cost of sales	(3,921)
Disposition of inventory	1,973
Balance at December 30, 2016	(8,080)
Charge to cost of sales	(909)
Disposition of inventory	2,967
Balance at December 29, 2017	$(6,022)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 29, 2017	December 30, 2016
Machinery	$23,464	$5,243
Leasehold improvements	15,329	11,276
Computer software, hardware and equipment	4,551	2,848
Office furniture, fixtures and equipment	868	220
Vehicles	51	10
Construction-in-process	2,771	2,069
	47,034	21,666
Less accumulated depreciation	(12,654)	(9,648)
Total property and equipment, net	$34,380	$12,018

Depreciation expense for 2017, 2016, and 2015 was $3.6 million, $2.5 million, and $3.1 million, respectively.

Note 5 – Intangible Assets and Goodwill

Definite-lived intangible assets consist of the following:

	December 29, 2017
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(5,814)	$—	$3,876	10.0 years
Customer relationships	81,427	(20,060)	—	61,367	7.8 years
Developed technology	22,990	(14,938)	—	8,052	7.7 years
Backlog	660	(550)	—	110	0.5 years
Total intangible assets	$114,767	$(41,362)	$—	$73,405

	December 30, 2016
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(4,845)	$—	$4,845	10.0 years
Customer relationships	50,557	(17,150)	(11,076)	22,331	10.0 years
Developed technology	28,100	(14,975)	(8,155)	4,970	6.9 years
Backlog	30	(30)	—	—	0.5 years
Total intangible assets	$88,377	$(37,000)	$(19,231)	$32,146

Amortization expense totaled $8.9 million, $7.0 million, and $6.9 million during 2017, 2016, and 2015, respectively.

Future projected annual amortization expense consists of the following:

Future amortization expense
2018	$15,198
2019	12,604
2020	12,604
2021	12,570
2022	8,792
Thereafter	11,637
$73,405

The following tables present the changes to goodwill:

Goodwill
Balance at December 26, 2014	$70,015
Acquisitions	—
Impairment	—
Balance at December 25, 2015	70,015
Acquisitions	7,078
Impairment	—
Balance at December 30, 2016	77,093
Acquisitions	92,306
Impairment	—
Balance at December 29, 2017	$169,399

Note 6 – Commitments and Contingencies

Operating Leases

The Company leases offices under various operating leases expiring through 2024. The Company is responsible for utilities and its proportionate share of operating expenses under the facilities’ leases. The Company recognizes escalating lease payments on a straight-line basis over the lease term. Rent expense for 2017, 2016, and 2015 was $3.6 million, $2.9 million, and $3.0 million, respectively. Future minimum lease payments for non-cancelable operating leases as of December 29, 2017 are as follows:

Future minimum lease payments
2018	$3,516
2019	2,467
2020	2,308
2021	1,788
2022	1,215
Thereafter	374
$11,668

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Note 7 – Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one‑time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation, and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin (“SAB”) No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. SAB No. 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. The Company’s financial results reflect the income tax effects of the 2017 Tax Act for which provisional amounts have been made based on a reasonable estimate.

The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which we believe have the most significant impact on the Company’s federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were re‑measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $5.9 million increase in income tax benefit for 2017 and a corresponding $5.9 million decrease in net deferred tax liabilities at December 29, 2017.

Transition Tax on Foreign Earnings

The Company recognized a provisional income tax expense of $0.7 million for 2017 related to the one-time transition tax on certain foreign earnings. This resulted in a corresponding decrease in deferred tax assets due to the utilization of net operating loss carryforwards. The determination of the transition tax requires further analysis regarding the amount and composition of the Company’s historical foreign earnings, which is expected to be completed in 2018.

Income from continuing operations before tax was as follows:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
United States	$370	$(12,553)	$(15,319)
Foreign	42,659	32,683	24,135
Income from continuing operations before tax	$43,029	$20,130	$8,816

Significant components of income tax benefit from continuing operations consist of the following:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Current:
Federal	$809	$—	$(1,001)
State	249	(73)	65
Foreign	397	1,858	1,816
Total current tax expense	1,455	1,785	880
Deferred:
Federal	(13,251)	(2,213)	(4,296)
State	(1,553)	—	(203)
Foreign	(537)	(221)	(372)
Total deferred tax benefit	(15,341)	(2,434)	(4,871)
Income tax benefit from continuing operations	$(13,886)	$(649)	$(3,991)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit from continuing operations consist of the following:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Effective rate reconciliation:
U.S. federal tax expense	$15,060	$7,046	$3,084
State income taxes, net	(373)	(324)	(383)
Permanent items	2,141	303	92
Foreign rate differential	(7,498)	(5,907)	(4,259)
Tax holiday	(7,437)	(5,714)	(3,872)
Credits	(1,818)	(794)	(691)
Tax contingencies	335	86	(835)
Share-based compensation	(5,438)	185	22
Withholding tax	840	1,435	925
Impact of re-characterizing intercompany debt to equity	1,409	—	—
Impact of Tax Cuts and Jobs Act	(6,188)	—	—
Other, net	(248)	168	(71)
Valuation allowance	(4,671)	2,867	1,997
Income tax benefit from continuing operations	$(13,886)	$(649)	$(3,991)

Deferred income tax assets and liabilities from continuing operations consist of the following as of:

	December 29, 2017	December 30, 2016
Deferred tax assets:
Inventory	$2,825	$2,159
Share-based compensation	866	1,521
Accrued payroll	1,202	903
Net operating loss carryforwards	4,020	5,274
Transaction costs	63	191
Tax credits	5,851	3,600
Other assets	1,956	2,337
Deferred tax assets	16,783	15,985
Valuation allowance	(4,252)	(4,888)
Total deferred tax assets	12,531	11,097
Deferred tax liabilities:
Intangible assets	(18,283)	(10,830)
Property, plant and equipment	(3,069)	—
Other liabilities	(743)	(303)
Total deferred tax liabilities	(22,095)	(11,133)
Net deferred tax liability	$(9,564)	$(36)

At December 29, 2017, the Company had federal and state net operating loss carryforwards of $16.4 million and $13.6 million, respectively. The federal and state net operating loss carryforwards, if not utilized, will begin to expire in 2031 and 2026, respectively. At December 29, 2017, the Company had federal and state research and development credits of $1.3 million and $0.5 million, respectively. The federal and state research and development credits, if not utilized, will begin to expire in 2032 and 2018, respectively. Additionally, the Company had foreign tax credits of $1.3 million, which if not utilized, will begin to expire in 2022.

We have determined the amount of our valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. During 2017, the Company completed the acquisitions of Cal‑Weld and Talon, resulting in a release of valuation allowance against the Company’s net deferred tax assets. During the third quarter of 2017, the Company re‑characterized intercompany debt to equity between its U.S. and Singapore entities resulting in a discrete tax benefit of $1.6 million related to the reversal of previously accrued withholding taxes. As of December 29, 2017, the Company had determined it was more-likely-than-not to realize its U.S. deferred tax assets and had released all of its valuation allowance against its net deferred tax assets, with the exception of foreign tax credits and certain state and foreign net operating loss carryforwards the Company believes are not likely to be realized within the carryforward period.

The Company was granted a tax holiday for its Singapore operations effective 2011 through 2021. The net impact of the tax holiday in Singapore as compared to the Singapore statutory rate was a benefit of $7.4 million, $5.7 million, and $3.9 million during 2017, 2016, and 2015, respectively.

As of December 29, 2017, the Company has recognized $1.6 million of unrecognized tax benefits in long-term liabilities and $0.3 million of unrecognized tax benefits in noncurrent deferred tax liabilities on the accompanying consolidated balance sheet. If recognized, $1.8 million of this amount would impact the Company’s effective tax rate. The Company does not expect a significant decrease to the total amount of unrecognized tax benefits within the next twelve months.

The Company's ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense (benefit). During 2017, the Company recognized a net increase of approximately $0.1 million in potential interest and penalties associated with uncertain tax positions in the consolidated statements of operations. At December 29, 2017, the Company had approximately $0.1 million and $0.4 million of interest and penalties, respectively, associated with uncertain tax positions, which are excluded from the unrecognized tax benefits table below.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Unrecognized tax benefits
Balance at December 26, 2014	$1,385
Increase in tax positions for current year	85
Decrease in tax positions for prior period	(912)
Balance at December 25, 2015	558
Increase in tax positions for current year	118
Decrease in tax positions for prior period	(100)
Balance at December 30, 2016	576
Increase in tax positions for current year	458
Increase in tax positions for prior period	214
Increase in tax positions due to acquisitions	710
Decrease in tax positions for prior period	—
Impact of Tax Cuts and Jobs Act	(48)
Balance at December 29, 2017	$1,910

The Company’s three major filing jurisdictions are the United States, Singapore and Malaysia. The Company is no longer subject to US Federal examination for tax years ending before 2014, to state examinations before 2013, or to foreign examinations before 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward.

Note 8 – Employee Benefit Programs

401(k) Plan

The Company sponsors a 401(k) plan available to employees of its United States-based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s compensation in a plan year or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of each participant’s deferral, up to an annual maximum of two thousand five hundred dollars. For 2017, 2016, and 2015, matching contributions were $0.7 million, $0.3 million, and $0.4 million, respectively.

Medical Insurance

The Company sponsors a self-insured group medical insurance plan for its U.S. employees and their dependents. The self-insured plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer, in order to limit the Company’s exposure. For 2017, 2016, and 2015, expense incurred related to this plan was $4.1 million, $2.2 million, and $2.8 million, respectively.

Note 9 – Credit Facilities

Long-term debt consists of the following:

	December 29, 2017	December 30, 2016
Term loan facility	$179,535	$39,830
Revolving credit facility	10,000	—
Total principal amount of long-term debt	189,535	39,830
Less unamortized debt issuance costs	(2,798)	(1,886)
Total long-term debt, net	186,737	37,944
Less current portion	(6,490)	—
Total long-term debt, less current portion, net	$180,247	$37,944

Maturities of long-term debt consist of the following:

Future maturities of long-term debt
2018	$6,490
2019	8,260
2020	174,785
$189,535

The weighted average interest rate across all credit facilities was 4.30%, 5.04%, and 4.86% during 2017, 2016, and 2015, respectively.

2015 Credit Facility

On August 11, 2015, the Company and its subsidiaries entered into a $55.0 million term loan facility and $20.0 million revolving credit facility (collectively, the “2015 Credit Facility”) with a syndicate of lenders and repaid all outstanding indebtedness under the 2011 Credit Facility discussed below. The 2015 Credit Facility also includes a letter of credit subfacility under the revolving credit facility. The Company recorded $2.6 million in debt issuance costs associated with the 2015 Credit Facility and is amortizing this balance over the term of the facility to interest expense. The Company wrote off previously existing debt issuance costs related to the 2011 Credit Facility resulting in an extinguishment loss of $0.5 million, which is included within interest expense in the accompanying financial statements for 2015.

In December 2017, the Company acquired Talon. To fund the acquisition, the Company amended the 2015 Credit Facility to increase the term loan facility by $120.0 million. The amendment did not meet the definition of an extinguishment and was accounted for as a modification.

In July 2017, the Company acquired Cal‑Weld. To fund the acquisition, the Company amended the 2015 Credit Facility to increase the term loan facility by $20.0 million, add an additional $20.0 million of borrowing capacity under its revolving credit facility, and reduce its interest rate. The amendment did not meet the definition of an extinguishment and was accounted for as a modification.

In April 2016, the Company acquired Ajax. To fund the acquisition, the Company amended the 2015 Credit Facility and increased the term loan facility by $15.0 million and drew an additional $4.0 million on the revolving credit facility. The amendment did not meet the definition of an extinguishment and was accounted for as a modification.

The 2015 Credit Facility is secured by all tangible and intangible assets of the Company and includes customary representations, warranties, and covenants. Additionally, the Company is required to maintain a minimum fixed charge coverage ratio of 1.25 : 1 measured quarterly, and a maximum consolidated leverage ratio 2.25 : 1.

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the agreement governing the 2015 Credit Facility) at the option of the Company, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Effective rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 1.00‑1.50% and 2.00‑2.50% per annum, respectively, depending on the Company’s leverage ratio. Interest payments are due quarterly if loans are made under the Base Rate. Interest payments are due on the last day of the applicable interest period under Eurodollar Rate loans. As of December 29, 2017, $59.5 million of the term loan facility and the revolving credit facility bore interest at the Eurodollar rate option of 4.15%, and the remaining $120.0 million of the term loan facility bore interest at the Base Rate option of 6.00%.

Principal payments are due on a quarterly basis, however, the $25.0 million payment made using proceeds from our IPO in December 2016 was treated as a pre-payment, and therefore the Company is only required to make quarterly principal payments of $2.1 million on the additional $140.0 million borrowed in connection with the July and December 2017 amendments. The 2015 Credit Facility matures in August 2020.

Under the revolving credit facility, the Company is able to borrow an amount equal to the lesser of i) $5.0 million and ii) the revolving credit facility under a swingline loan. The borrowing availability under the swingline loan is a sublimit to the revolving commitment.

Note 10 – Shareholders’ Equity

Preferred Shares

Prior to the December 2016 IPO, the Company’s preferred shares had the following characteristics:

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

Dividends—Preferred shareholders are entitled to receive dividends when and if declared by the Board of Directors. In August 2015, the Board of Directors approved and paid a cash dividend totaling $22.1 million to the preferred shareholders.

At the IPO, all outstanding preferred shares were converted into 17,722,808 ordinary shares.

Note 11 – Related Party Transactions

The Company purchased certain parts from Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”), an investment acquired in conjunction with the acquisition of Ajax. Total purchases from AFGM were $0.2 million and $0.7 million in 2017 and 2016, respectively. Outstanding accounts payable to AFGM totaled $0.3 million December 30, 2016. During February 2017, the Company sold its investment in AFGM, and therefore no related party relationship exists on a go‑forward basis.

The Company received advisory services from Francisco Partners Management, L.P. (“FPM”), an entity affiliated with certain of the Company’s principal shareholders through our December 2016 IPO, at which time the Company’s advisory agreement with FPM was terminated. Under the advisory agreement, the Company was obligated to pay FPM an annual advisory fee equal to $1.5 million per year. Such advisory fee was waived for all periods presented in which the advisory agreement was effective.

The Company also received consulting services from Francisco Partners Consulting, LLC (“FPC”), an entity that provides consulting services to the private equity funds managed by FPM and their portfolio companies on a dedicated basis, through our December 2016 IPO, at which time the Company’s agreement with FPC was terminated and such services ceased. FPC is not an affiliate of the Company, FPM, or any of the Company’s principal shareholders, and none of the Company’s principal shareholders hold an in interest in FPC. During 2017, the Company received from FPC a refund of previously paid consulting fees of $0.3 million. During 2016 and 2015, the Company paid $0.5 million and $0.3 million, respectively, to FPC for consulting services.

On January 10, 2011, PFT entered into a sublease agreement with Precision Flow Inc., which was majority owned by a member of the board of directors of the Company. During 2016 and 2015, PFT paid $1.0 million and $1.2 million, respectively, in sublease rent to Precision Flow Inc. The sublease agreement between PFT and Precision Flow Inc. expires February 28, 2018. The Company has ceased operations in this facility as of May 2016 but has not completed a lease termination agreement with Precision Flow Inc. This board member resigned in 2016, and therefore no related party relationship exists going forward.

The Company had purchases totaling $0.1 million and $0.8 million from Ceres, an entity owned by a member of the board of directors of the Company, during 2016 and 2015, respectively. The Company had sales totaling $0.2 million and $0 during 2016 and 2015. This board member resigned in 2016, and therefore no related party relationship exists going forward.

Note 12 – Share-Based Compensation

2016 Plan

In December 2016, the Company adopted the 2016 Omnibus Incentive Plan (“the 2016 Plan”). Under the 2016 Plan, 1,888,000 ordinary shares are reserved for issuance. The number of shares reserved for issuance under the 2016 Plan increases annually beginning in fiscal year 2018 by the lesser of (i) 2% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year or (ii) such amount determined by the Board. Awards may be in the form of options, tandem and non-tandem stock appreciation rights, restricted shares, performance awards, and other share based awards and can be issued to employees, directors, and consultants. Canceled or expired awards under the 2016 Plan are returned to the incentive plan pool for future grants.

Awards granted under the 2016 Plan generally have a term of 7 years. Vesting generally occurs 25% on the first anniversary of the date of grant, and quarterly thereafter over the remaining 3 years.

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

Stock options granted under the 2012 Plan generally have a term of 7 years. Vesting generally occurs 25% on the first anniversary of the date of grant, and quarterly thereafter over the remaining 3 years.

There have been no issuances of equity-based awards under the 2012 Plan since the adoption of the 2016 Plan.

Stock Options

The table below sets forth the weighted average assumptions used to measure the fair value of options granted:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Weighted average expected term	5 years	5 years	5 years
Risk-free interest rate	1.9%	1.3%	1.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility	47.7%	50.0%	50.0%

The following table summarizes the Company’s stock option activity during 2017:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 30, 2016	1,948,307	215,908	$8.87
Granted	604,700	—	$19.57
Exercised	(1,078,182)	—	$8.48
Forfeited	(22,000)	—	$18.69
Expired	—	—	$—
Outstanding, December 29, 2017	1,452,825	215,908	$12.87	4.2 years	$19,662
Exercisable, December 29, 2017	682,560	215,908	$9.29	2.7 years	$13,754

Fair value information for options granted and the intrinsic value of options exercised are as follows:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Weighted average grant-date fair value of options granted	$8.52	$4.18	$4.18
Total intrinsic value of options exercised	$16,423	N/A	N/A

At December 29, 2017, total unrecognized share-based compensation expense relating to stock options was $5.0 million, with a weighted average remaining service period of 3.3 years.

Restricted Shares

The following table summarizes the Company’s restricted share activity during 2017:

	Number of Restricted Ordinary Shares
	Time vesting	Weighted average grant date fair value
Unvested, December 30, 2016	103,055	$8.39
Granted	125,158	$19.63
Vested	(74,932)	$8.46
Forfeited	—	$—
Unvested, December 29, 2017	153,281	$17.53

Fair value information for restricted shares granted and vested during is as follows:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Weighted average grant-date fair value of shares granted	$19.63	$9.42	N/A
Total fair value of shares vested	$634	$1,484	$296

At December 29, 2017, total unrecognized share-based compensation expense relating to restricted shares was $2.3 million, with a weighted average remaining service period of 3.4 years.

During 2017, 2016, and 2015, share-based compensation expense for stock options and restricted shares across all plans totaled $2.2 million, $3.2 million, and $1.1 million, respectively.

2017 ESPP

In May 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which provides employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of ordinary shares on the first or last day of each 6 month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31, or next business day if such date is not a business day. Shares are purchased on the last day of the purchase period. 2,500,000 ordinary shares are reserved for issuance under the 2017 ESPP. The current purchase period began on August 7, 2017 and ends on January 2, 2018. No shares were issued under the 2017 ESPP during 2017.

The table below sets forth the weighted average assumptions used to measure the fair value of 2017 ESPP rights:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Weighted average expected term	0.4 years	N/A	N/A
Risk-free interest rate	1.1%	N/A	N/A
Dividend yield	0.0%	N/A	N/A
Volatility	47.8%	N/A	N/A

The Company recognizes share-based compensation expense associated with the 2017 ESPP over the duration of the purchase period. The Company recognized an insignificant amount of share-based compensation expense associated with the 2017 ESPP during 2017. At December 29, 2017, there was no unrecognized share-based compensation expense.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area (including sales from discontinued operations):

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
United States of America	$386,645	$243,237	$238,470
Singapore	223,277	163,515	96,141
Europe	27,555	16,353	22,938
Other	18,415	9,218	13,840
Total net sales	$655,892	$432,323	$371,389

The following table sets forth the Company’s two major customers, which comprised 93%, 97%, and 95% of sales from continuing operations in 2017, 2016, and 2015, respectively:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Lam Research	$350,372	$207,230	$165,133
Applied Materials	$259,234	$185,465	$111,661

Note 14 – Earnings per Share

Basic and diluted net income per share attributable to ordinary shareholders was presented in conformity with the two-class method during 2016 and 2015, required for participating securities, as the Company had two classes of stock until its December 2016 IPO. The Company considered its convertible preferred shares to be a participating security as the convertible preferred shares participated in dividends with ordinary shareholders, when and if declared by the board of directors. In the event a dividend was paid on ordinary shares, the holders of preferred shares were entitled to a proportionate share of any such dividend as if they were holders of ordinary shares (on an as-if converted basis). The convertible preferred shares did not participate in losses incurred by the Company. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to ordinary shareholders.

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

Net income per share was not presented in conformity with the two‑class method during 2017, as the Company had only one class of stock outstanding.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to ordinary shareholders and a reconciliation of the numerator and denominator used in the calculation:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Numerator:
Net income from continuing operations	$56,915	$20,779	$12,807
Preferred share dividend	—	—	(22,127)
Undistributed earnings attributed to preferred shareholders	—	(19,060)	—
Net income (loss) from continuing operations, attributable to ordinary shareholders	$56,915	$1,719	$(9,320)
Net loss from discontinued operations	$(461)	$(4,117)	$(7,181)
Undistributed earnings attributed to preferred shareholders	—	—	—
Preferred share dividend	—	—	—
Net loss from discontinued operations, attributable to ordinary shareholders	$(461)	$(4,117)	$(7,181)
Net income	$56,454	$16,662	$5,626
Preferred share dividend	—	—	(22,127)
Undistributed earnings attributed to preferred shareholders	—	(15,284)	—
Net income (loss), attributable to ordinary shareholders	$56,454	$1,378	$(16,501)
Denominator:
Weighted average ordinary shares outstanding	25,118,031	1,503,296	31,875
Dilutive effect of stock options	1,030,793	306,871	—
Dilutive effect of restricted shares	68,184	157,759	—
Dilutive effect of employee share purchase plan	1,416	—	—
Weighted average number of shares used in diluted per share calculation for net income (loss) from continuing operations	26,218,424	1,967,926	31,875
Weighted average ordinary shares outstanding	25,118,031	1,503,296	31,875
Dilutive effect of stock options	—	—	—
Dilutive effect of restricted shares	—	—	—
Dilutive effect of employee share purchase plan	—	—	—
Weighted average number of shares used in diluted per share calculation for net loss from discontinued operations	25,118,031	1,503,296	31,875
Weighted average ordinary shares outstanding	25,118,031	1,503,296	31,875
Dilutive effect of stock options	1,030,793	306,871	—
Dilutive effect of restricted shares	68,184	157,759	—
Dilutive effect of employee share purchase plan	1,416	—	—
Weighted average number of shares used in diluted per share calculation for net income (loss)	26,218,424	1,967,926	31,875
Net income (loss) per share attributable to ordinary shareholders:
Continuing operations:
Basic	$2.27	$1.14	$(292.39)
Diluted	$2.17	$0.87	$(292.39)
Discontinued operations:
Basic	$(0.02)	$(2.74)	$(225.29)
Diluted	$(0.02)	$(2.74)	$(225.29)
Total:
Basic	$2.25	$0.92	$(517.68)
Diluted	$2.15	$0.70	$(517.68)

An aggregated total of 72,321, 165,275, and 519,576 potential ordinary shares have been excluded from the computation of diluted net income (loss) per share attributable to ordinary shareholders for 2017, 2016, and 2015, respectively, because including them would have been antidilutive.

Note 15 – Discontinued Operations

In January 2016, we made the decision to shut down our Kingston, New York facility as this location consumed a significant amount of resources while contributing very little income. We completed the shutdown of the operations of the New York facility in May 2016 through abandonment as a buyer for the facility and operation was not found. We recognized additional expense consisting of fixed asset and long-lived asset impairments totaling $3.2 million in the fourth quarter of 2015 related to this decision. The impairments related to fixed assets and long lived assets were based on the estimated fair value of such assets over their remaining expected lives through May 2016. No further sales are being generated from the customer that this location serviced after May 2016.

The Company ceased operations at this facility in May 2016. As this was our cease use date, the Company recorded lease abandonment and inventory charges of approximately $0.6 million and $2.0 million, respectively, in the second quarter of 2016. At December 29, 2017, future minimum lease payments of $0.3 million are reflected in accrued liabilities of discontinued operations.

The carrying amounts of the major classes of assets and liabilities of the Kingston, New York facility are reflected in the following table:

	December 29, 2017	December 30, 2016
Assets
Current assets:
Prepaid expenses and other current assets	$3	$99
Total current assets	3	99
Total assets	$3	$99
Liabilities
Current liabilities:
Accounts payable	$136	$152
Accrued liabilities	255	360
Other current liabilities	9	52
Total current liabilities	400	564
Deferred tax liabilities	—	30
Other long-term liabilities	—	9
Total liabilities	$400	$603

The results of the discontinued operation were as follows:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Net sales	$—	$26,576	$80,748
Cost of sales	—	28,077	80,840
Operating expenses:
Research and development	—	262	954
Selling, general, and administrative	722	2,315	2,765
Amortization of intangible assets	—	—	475
Total operating expenses	722	2,577	4,194
Operating income (loss)	(722)	(4,078)	(4,286)
Interest income, net	—	—	(16)
Other expense, net	—	(1)	3,136
Income (loss) from discontinued operations before income taxes	(722)	(4,077)	(7,406)
Income tax expense	(261)	40	(225)
Loss from discontinued operations	$(461)	$(4,117)	$(7,181)

Supplemental information related to the discontinued operation is as follows for the periods presented:

	Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Depreciation and amortization	$—	$—	$1,143
Capital expenditures	$—	$—	$427
Impairment of property and equipment	$—	$—	$1,335
Impairment of intangible assets	$—	$—	$1,825
Write-down of inventory	$—	$1,999	$1,506

Note 16 – Subsequent Events (unaudited)

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company's consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 13, 2018, the date the consolidated financial statements were issued.

Modification of Equity Awards

On January 18, 2018, in connection with the separation of our previous Chief Financial Officer (“previous CFO”) from the Company, the General Release of All Claims (the “General Release”) became effective. Pursuant to our previous CFO’s Transition Agreement, separation benefits begin on the date the General Release becomes effective. Included in the separation benefits is a vesting acceleration of all outstanding and unvested stock options and restricted shares. Consequently, 88,445 stock options and 39,175 restricted shares vested on January 18, 2018. This was accounted for as a modification under ASC Topic 718 and resulted in approximately $2.9 million in share-based compensation expense. All 88,445 modified stock options were exercised on February 12, 2018.

Refinance of Long-Term Debt

On February 15, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) to refinance all outstanding indebtedness under the 2015 Credit Facility. The agreement features a $175.0 million term loan facility and a revolving facility allowing for borrowings up to $125.0 million. The Credit Agreement decreases the applicable interest rate for borrowings under the term loan facility and revolving facility by 25 basis points and extends the maturity from August 2020 to February 2023. Additionally, the Credit Agreement (i) increases the maximum leverage ratio to 3.0x and (ii) changes the leverage ratios such that the Company is not required to use excess cash flow to prepay amounts owed under the credit facility when its leverage ratio is less than 2.0x. The effect of this debt refinance has not been recognized in these consolidated financial statements.

Share Repurchase Program

In February 2018, our board of directors authorized a share repurchase program up to $50.0 million under which we may repurchase our ordinary shares in the open market or through privately negotiated transactions, depending on market conditions and other factors.  We expect to fund share repurchases, if any, with cash on hand or borrowings under our Revolving Credit Facility. As of the date of this report, the Company has repurchased approximately $5.0 million in ordinary shares.

EXHIBIT INDEX

The following exhibits are filed with this Form 10‑K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1

Stock Purchase Agreement, dated as of July 27, 2017, by and among Ichor Holdings, LLC, Cal-Weld, Inc., Richard A. Olazaba Revocable Trust u/d/t dated March 9, 2011, and, with respect to Section 9.14 therein only, Richard A. Olazaba (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017).

2.2*	Stock Purchase Agreement, dated as of December 11, 2017, by and among Ichor Holdings, Ltd., Talon Innovations Corporation, Talon Innovations Holdings LLC and the guarantors party thereto.

3.1

Amended and Restated Memorandum and Articles of Association of Ichor Holdings, Ltd., effective as of December 9, 2016 (Incorporated by reference to Exhibit 3.1 to the current report on Form 8‑K filed with the Securities and Exchange Commission on December 14, 2016).

10.1

Credit Agreement, dated as of August 11, 2015, by and among Ichor Holdings, LLC, Precision Flow Technologies, Inc. and Ichor Systems, Inc., as borrowers, Icicle Acquisition Holding B.V. and certain of its other subsidiaries as guarantors, Bank of America, N.A. as administrative agent, L/C issuer, and swingline lender, and the lenders from time to time party thereto, or the Credit Agreement (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

10.2

First Amendment to Credit Agreement, dated as of April 12, 2016, by and among Ichor Holdings, LLC, Ichor Systems, Inc. and Precision Flow Technologies, Inc., as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.2 to Ichor Holdings, Ltd’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

10.3

Investor Rights Agreement, dated as of March 16, 2012, by and among Ichor Holdings, Ltd. and certain of its shareholders (Incorporated by reference to Exhibit 10.3 to Ichor Holdings, Ltd’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

10.4+

Employment Agreement, dated as of September 19, 2014, by and among Ichor Systems, Inc., Thomas Rohrs and, with respect to Sections 1.2 and 3.4 therein only, Ichor Holdings, Ltd (Incorporated by reference to Exhibit 10.7 to Ichor Holdings, Ltd’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

10.5+

Employment Agreement, dated as of September 19, 2014, by and among Ichor Systems, Inc., Maurice Carson and, with respect to Sections 1.2 and 3.3 therein only, Ichor Systems, Ltd (Incorporated by reference to Exhibit 10.8 to Ichor Holdings, Ltd’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

10.6+

Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.11 to Ichor Holdings, Ltd’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.7+

Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 to Ichor Holdings, Ltd’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.8+

Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to Ichor Holdings, Ltd’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.9+

Form of Nonqualifed Stock Option Agreement (Incorporated by reference to Exhibit 10.14 to Ichor Holdings, Ltd’s Amendment No. 2 Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.10+

Offer Letter, dated as of January 8, 2013, by and between Ichor Systems, Inc. and Philip Barros (Incorporated by reference to Exhibit 10.16 to Ichor Holdings, Ltd’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

10.11+

Offer Letter, dated as of September 30, 2015, by and between Ichor Systems, Inc. and Philip Barros (Incorporated by reference to Exhibit 10.17 to Ichor Holdings, Ltd’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

10.12

Transition Agreement, dated June 29, 2017, between Ichor Systems, Inc. and Maurice Carson (Incorporated by reference to Exhibit 10.1 to the current report on Form 8‑K filed with the Securities and Exchange Commission on June 29, 2017).

10.13

Second Amendment to the Credit Agreement, dated as of July 27, 2017, by and among Ichor Holdings, LLC, Ichor Systems, Inc., Precision Flow Technologies, Inc., Ajax‑United Patterns & Molds, Inc. and Cal‑Weld, Inc., as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to the current report on Form 8‑K filed with the Securities and Exchange Commission on July 31, 2017)

10.14*+	Offer Letter, dated as of July 20, 2017, between Ichor Systems, Inc. and Kevin Canty

10.15*+	Offer Letter, dated as of November 9, 2017, between Ichor Systems, Inc. and Jeffrey Andreson

10.16*

Third Amendment to the Credit Agreement, dated December 11, 2017, by and among Ichor Holdings, LLC, Ichor Systems, Inc., Precision Flow Technologies, Inc., Ajax United Patterns & Molds, Inc., Cal‑Weld, Inc., Talon Innovations Corporation, as borrowers, the guarantors named therein, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders.

21.1*	List of subsidiaries

23.1*	Consent of KPMG LLP

31.1*	Certifications of Chief Executive Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1*

Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes‑Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

32.2*

Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes‑Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

*	Filed herewith
+	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S‑K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2018	ICHOR HOLDINGS, LTD.

	By:	/s/ Thomas M. Rohrs
Thomas M. Rohrs Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Thomas M. Rohrs Thomas M. Rohrs	Executive Chairman, Director and Chief Executive Officer (Principal Executive Officer)	March 13, 2018

/s/ Jeffrey Andreson Jeffrey Andreson	Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2018

/s/ John Chenault John Chenault	Director	March 13, 2018

/s/ Dipanjan Deb Dipanjan Deb	Director	March 13, 2018

/s/ Andrew Kowal Andrew Kowal	Director	March 13, 2018

/s/ Iain MacKenzie Iain MacKenzie	Director	March 13, 2018

/s/ Marc Haugen	Director	March 13, 2018
Marc Haugen