Form 10-Q
period 2018-03-30
ICHOR HOLDINGS, LTD.
filed 2018-05-09
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

As of May 1, 2018, the registrant had 25,664,553 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 30, 2018	December 29, 2017
Assets
Current assets:
Cash	$63,796	$68,794
Restricted cash	—	510
Accounts receivable, net	76,199	49,249
Inventories, net	164,623	154,541
Prepaid expenses and other current assets	5,260	5,357
Current assets from discontinued operations	—	3
Total current assets	309,878	278,454
Property and equipment, net	36,286	34,380
Other noncurrent assets	782	1,052
Deferred tax assets	994	994
Intangible assets, net	69,526	73,405
Goodwill	168,412	169,399
Total assets	$585,878	$557,684
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$130,383	$121,405
Accrued liabilities	11,492	12,211
Other current liabilities	7,137	6,715
Current portion of long-term debt	6,563	6,490
Current liabilities from discontinued operations	—	400
Total current liabilities	155,575	147,221
Long-term debt, less current portion, net	181,042	180,247
Deferred tax liabilities	10,628	10,558
Other non-current liabilities	2,950	2,896
Total liabilities	350,195	340,922
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 26,083,585 and 25,892,162 shares outstanding, respectively; 26,279,335 and 25,892,162 shares issued, respectively)	3	3
Additional paid in capital	221,897	214,697
Treasury shares (195,750 and zero shares, respectively)	(5,000)	—
Retained earnings	18,783	2,062
Total shareholders’ equity	235,683	216,762
Total liabilities and shareholders’ equity	$585,878	$557,684

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net sales	$258,029	$148,704
Cost of sales	215,430	124,689
Gross profit	42,599	24,015
Operating expenses:
Research and development	2,452	1,744
Selling, general, and administrative	15,711	6,858
Amortization of intangible assets	3,879	1,795
Total operating expenses	22,042	10,397
Operating income	20,557	13,618
Interest expense	2,504	690
Other expense (income), net	241	(549)
Income from continuing operations before income taxes	17,812	13,477
Income tax expense from continuing operations	1,091	525
Net income from continuing operations	16,721	12,952
Discontinued operations:
Loss from discontinued operations before taxes	—	(111)
Income tax expense from discontinued operations	—	1
Net loss from discontinued operations	—	(112)
Net income	$16,721	$12,840
Net income per share from continuing operations:
Basic	$0.64	$0.53
Diluted	$0.63	$0.51
Net income per share:
Basic	$0.64	$0.52
Diluted	$0.63	$0.50
Shares used to compute net income from continuing operations per share:
Basic	26,030,298	24,654,415
Diluted	26,734,710	25,640,089
Shares used to compute net income per share:
Basic	26,030,298	24,654,415
Diluted	26,734,710	25,640,089

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

			Additional	Treasury			Total
	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 29, 2017	25,892,162	$3	$214,697	—	$—	$2,062	$216,762
Ordinary shares issued from exercise of stock options	325,969	—	3,232	—	—	—	3,232
Ordinary shares issued from vesting of restricted share units	50,423	—	—	—	—	—	—
Ordinary shares issued from employee share purchase plan	10,781	—	177	—	—	—	177
Repurchase of ordinary shares	(195,750)	—	—	195,750	(5,000)	—	(5,000)
Share-based compensation expense	—	—	3,791	—	—	—	3,791
Net income	—	—	—	—	—	16,721	16,721
Balance at March 30, 2018	26,083,585	$3	$221,897	195,750	$(5,000)	$18,783	$235,683

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$16,721	$12,840
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,752	2,485
Gain on sale of investments and settlement of note receivable	—	(241)
Share-based compensation	3,791	344
Deferred income taxes	(127)	(75)
Amortization of debt issuance costs	333	132
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(26,350)	(22,661)
Inventories	(10,470)	(20,063)
Prepaid expenses and other assets	370	(1,505)
Accounts payable	8,731	17,904
Accrued liabilities	(974)	(2,202)
Other liabilities	1,439	1,365
Net cash used in operating activities	(784)	(11,677)
Cash flows from investing activities:
Capital expenditures	(3,668)	(2,274)
Proceeds from sale of investments and settlement note receivable	—	2,430
Net cash provided by (used in) investing activities	(3,668)	156
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	—	7,277
Issuance of ordinary shares under share-based compensation plans	3,409	—
Repurchase of ordinary shares	(5,000)	—
Debt issuance and modification costs	(2,092)	—
Borrowings on revolving credit facility	7,162	—
Repayments on term loan	(4,535)	—
Net cash provided by (used in) financing activities	(1,056)	7,277
Net decrease in cash	(5,508)	(4,244)
Cash at beginning of year	69,304	52,648
Cash at end of quarter	$63,796	$48,404
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,297	$1,409
Cash paid during the period for taxes	$230	$14
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$834	$1,585

See accompanying notes.

ICHOR HOLDINGS, LTD.

Notes to Consolidated Financial Statements (Unaudited)

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

Year End

We use a 52 or 53 week fiscal year ending on the last Friday in December. The three months ended March 30, 2018 and March 31, 2017 were both 13 weeks. References to the first quarter of 2018 and 2017 relate to the three months ended March 30, 2018 and March 31, 2017, respectively. References to fiscal year 2018 relate to our fiscal year ending December 28, 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from the estimates made by management. Significant estimates include the fair value of assets and liabilities acquired in acquisitions, estimated useful lives for long‑lived assets, allowance for doubtful accounts, inventory valuation, uncertain tax positions, fair value assigned to stock options granted, and impairment analysis for both definite‑lived intangible assets and goodwill.

Revenue Recognition

We recognize revenue when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. This amount is recorded as net sales in our consolidated statements of operations.

Transaction price – In most of our contracts, prices are generally determined by a customer-issued purchase order and remain fixed. Certain contracts contain variable consideration, including early-payment discounts and rebates. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal will not occur. Variable consideration estimates are updated at each reporting date. Historically, we have not incurred significant costs to obtain a contract. All amounts billed to a customer related to shipping and handling are classified as net sales, while all costs incurred by us for shipping and handling are classified as cost of goods sold.

Performance obligations – Substantially all of our performance obligations pertain to promised goods (“products”), which are primarily comprised of gas and fluid delivery systems, weldments, and other components. Most of our contracts contain a single performance obligation. Product sales are recognized at a point-in-time, generally upon delivery, as such term is definied within the contract, as that is when control of the promised good has transferred. Products are covered by a standard assurance warranty, varying in length by customer, which promises that delivered products conform to contract specifications. As such, we account for such warranties under ASC 460, Guarantees, and not as a separate performance obligation.

Contract balances – Accounts receivable represents our unconditional right to receive consideration from our customers. Accounts receivable are carried at invoice price less an estimate for doubtful accounts and estimated payment discounts. Payment terms vary by customer but are generally due within 15‑60 days. Historically, we have not incurred significant payment issues with our customers. We had no significant contract assets or liabilities on our consolidated balance sheets in any of the periods presented.

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of ASU No. 2014‑09, the FASB clarified the guidance through several ASUs. We adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, on December 30, 2017, the first day of fiscal year 2018, using the modified retrospective method. After assessing our contracts with our customers, we determined that there was not a significant change to the nature, timing, and extent of our revenues under the new standard. Accordingly, we did not make a cumulative-effect adjustment to retained earnings on December 30, 2017, as there was no adjustment to be made.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. The amendment provides and clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to eliminate diversity in practice. We adopted ASU 2016-15 on December 30, 2017, the first day of fiscal year 2018, which did not have a significant impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017‑09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. We adopted ASU 2017‑09 on December 30, 2017, the first day of fiscal year 2018, which did not have a significant impact on our consolidated financial statements.

Accounting Pronouncements Recently Issued

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), which establishes a comprehensive lease standard for all industries. The standard requires lessees to recognize a right of use asset and a lease liability for virtually all leases, other than leases that meet the definition of short term leases. The standard is effective for us beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact of this accounting standard.

Note 2 – Acquisitions

Talon Innovations Corporation

On December 11, 2017, we completed the acquisition of Talon Innovations Corporation (“Talon”), a Minnesota-based leader in the design and manufacturing of high precision machined parts used in leading edge semiconductor tools, for $137.0 million. Talon expanded our capacity and capabilities in the area of component manufacturing for gas and chemical delivery tools used in semiconductor manufacturing and other industrial applications.

The following table presents the preliminary purchase price allocation as of December 29, 2017 and March 30, 2018, as well as measurement period adjustments recorded during the one year measurement period. Measurement period adjustments primarily relate to the fair value of Talon’s opening balance accounts receivable, income taxes payable, and deferred taxes.

	Preliminary Allocation December 29, 2017	Measurement Period Adjustment	Preliminary Allocation March 30, 2018
Cash acquired	$5,586	$—	$5,586
Accounts receivable	11,471	600	12,071
Inventories	19,399	—	19,399
Prepaid expenses and other current assets	182	—	182
Property and equipment	16,655	—	16,655
Other noncurrent assets	76	—	76
Intangible assets	38,000	—	38,000
Goodwill	74,594	(1,375)	73,219
Accounts payable	(4,706)	—	(4,706)
Accrued liabilities	(2,767)	—	(2,767)
Other current liabilities	(1,838)	972	(866)
Deferred tax liabilities	(19,652)	(197)	(19,849)
Total acquisition consideration	$137,000	$—	$137,000

Cal-Weld, Inc.

On July 27, 2017, we completed the acquisition of Cal‑Weld, Inc. (“Cal‑Weld”), a California-based leader in the design and fabrication of precision, high purity industrial components, subsystems, and systems, for $56.9 million. Cal‑Weld expanded our capacity and capabilities in the area of component manufacturing for Gas Delivery tools used in semiconductor manufacturing.

The following table presents the preliminary purchase price allocation as of December 29, 2017 and March 30, 2018, as well as measurement period adjustments recorded during the one year measurement period. Measurement period adjustments primarily relate to the fair value of Cal‑Weld’s opening balance inventory.

	Preliminary Allocation December 29, 2017	Measurement Period Adjustment	Preliminary Allocation March 30, 2018
Cash acquired	$7,337	$—	$7,337
Accounts receivable	10,318	—	10,318
Inventories	20,836	(388)	20,448
Prepaid expenses and other current assets	400	—	400
Property and equipment	1,639	—	1,639
Other noncurrent assets	587	—	587
Intangible assets	12,140	—	12,140
Goodwill	17,734	388	18,122
Accounts payable	(5,991)	—	(5,991)
Accrued liabilities	(1,937)	—	(1,937)
Other non-current liabilities	(908)	—	(908)
Deferred tax liabilities	(5,276)	—	(5,276)
Total acquisition consideration	$56,879	$—	$56,879

Note 3 – Inventories

Inventories consist of the following:

	March 30, 2018	December 29, 2017
Raw materials	$101,353	$91,109
Work in process	45,822	42,186
Finished goods	24,050	27,268
Excess and obsolete adjustment	(6,602)	(6,022)
Total inventories, net	$164,623	$154,541

Note 4 – Property and Equipment

Property and equipment consist of the following:

	March 30, 2018	December 29, 2017
Machinery	$25,834	$23,464
Leasehold improvements	14,778	15,329
Computer software, hardware and equipment	4,581	4,551
Office furniture, fixtures and equipment	906	868
Vehicles	51	51
Construction-in-process	4,624	2,771
	50,774	47,034
Less accumulated depreciation	(14,488)	(12,654)
Total property and equipment, net	$36,286	$34,380

Depreciation expense was $1.9 million and $0.7 million for the first quarter of 2018 and 2017, respectively.

Note 5 – Intangible Assets and Goodwill

Definite‑lived intangible assets consist of the following:

	March 30, 2018
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(6,056)	$—	$3,634	10.0 years
Customer relationships	81,427	(22,826)	—	58,601	7.8 years
Developed technology	22,990	(15,699)	—	7,291	7.7 years
Total intangible assets	$114,107	$(44,581)	$—	$69,526

	December 29, 2017
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(5,814)	$—	$3,876	10.0 years
Customer relationships	81,427	(20,060)	—	61,367	7.8 years
Developed technology	22,990	(14,938)	—	8,052	7.7 years
Backlog	660	(550)	—	110	0.5 years
Total intangible assets	$114,767	$(41,362)	$—	$73,405

Amortization expense was $3.9 million and $1.8 million for the first quarter of 2018 and 2017, respectively.

The following table presents changes to goodwill during the first quarter of 2018:

Goodwill
Balance at December 29, 2017	$169,399
Acquisitions	(987)
Impairment	—
Balance at March 30, 2018	$168,412

Note 6 – Commitments and Contingencies

Operating Leases

We lease offices under various operating leases expiring through 2024. We are responsible for utilities and our proportionate share of operating expenses under the facilities’ leases. Escalating lease payments are recognized on a straight‑line basis over the lease term. The total obligation at March 30, 2018 was $22.2 million.

Litigation

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on our financial position or results of operations.

Note 7 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Income tax expense from continuing operations	$1,091	$525
Income from continuing operations before income taxes	$17,812	$13,477
Effective income tax rate	6.1%	3.9%

Our effective tax rate for the first quarter of 2018 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate and accrued withholding taxes. Our effective tax rate for the first quarter of 2017 differs from the statutory rate due to a full valuation allowance provided against our U.S. net deferred tax assets, taxes on foreign income that differ from the U.S. tax rate, and accrued withholding taxes.

As of March 30, 2018, our accounting for the tax effects of the Tax Cuts and Jobs Act is not complete, however, during the first quarter of 2018, there were no adjustments made to the provisional amounts recorded at December 29, 2017.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $2.0 million at March 30, 2018. The related interest and penalties were $0.1 million and $0.4 million, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of March 30, 2018, we are not under examination by tax authorities.

Note 8 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s compensation in a plan year or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of each participant’s deferral, up to an annual maximum of two thousand five hundred dollars. Matching contributions were $0.5 million and $0.1 million for the first quarter of 2018 and 2017, respectively.

Medical Insurance

We sponsor a self‑insured group medical insurance plan for our U.S. employees and their dependents. The self‑insured plan is designed to provide a specified level of coverage, with stop‑loss coverage provided by a commercial insurer, in order to limit our exposure. Expense incurred related to this plan was $2.5 million and $0.7 million for the first quarter of 2018 and 2017, respectively.

Note 9 – Long-Term Debt

Long‑term debt consists of the following:

	March 30, 2018	December 29, 2017
Term loan	$175,000	$179,535
Revolving credit facility	17,162	10,000
Total principal amount of long-term debt	192,162	189,535
Less unamortized debt issuance costs	(4,557)	(2,798)
Total long-term debt, net	187,605	186,737
Less current portion	(6,563)	(6,490)
Total long-term debt, less current portion, net	$181,042	$180,247

On February 15, 2018, we amended and restated our credit agreement (the “amendment”), which replaced our existing credit facilities with a $175.0 million term loan and a revolving credit facility (the “revolver”) allowing for borrowings up to $125.0 million. Additionally, the amendment reduced our borrowing rate, depending on our leverage ratio, and extended the maturity date. We incurred debt issuance costs of $2.1 million in connection with the amendment. The amendment did not meet the definition of an extinguishment and was accounted for as a debt modification.

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolver. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At March 30, 2018, the term loan and revolver bore interest at the Eurodollar rate option of 4.08% and 4.16%, respectively.

Term loan principal payments of $2.2 million are due on a quarterly basis, commencing June 30, 2018. The term loan and revolver mature on February 15, 2023.

Note 10 – Shareholders’ Equity

Share Repurchase Program

In February 2018, our board of directors authorized a share repurchase program up to $50.0 million under which we may repurchase our ordinary shares in the open market or through privately negotiated transactions, depending on market conditions and other factors. Ordinary shares repurchased are recorded as treasury shares using the cost method on a first-in, first-out basis.

During the first quarter of 2018, we repurchased 195,750 ordinary shares for a total cost of $5.0 million at an average price of $25.51 per share. At March 30, 2018, $45.0 million remained available to repurchase ordinary shares under the repurchase program.

Note 11 – Share‑Based Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of options, tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“restricted shares”), performance awards, and other share‑based awards. Awards generally vest over four years, 25% on the first anniversary and quarterly thereafter.

Share‑based compensation expense across all plans for stock options, restricted shares, and employee share purchase rights was $3.8 million and $0.3 million for the first quarter of 2018 and 2017, respectively.

On January 18, 2018, in connection with the resignation of our former Chief Financial Officer, certain separation benefits became effective, which includes a vesting acceleration of all outstanding and unvested stock options and restricted shares. Consequently, 88,445 stock options and 39,175 restricted shares vested on January 18, 2018. This was accounted for as an equity award modification under ASC Topic 718, resulting in $2.9 million in share-based compensation expense.

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 29, 2017	1,452,825	215,908	$12.87
Granted	711,100	—	$24.95
Exercised	(325,969)	—	$9.91
Forfeited	—	—	$—
Expired	—	—	$—
Outstanding, March 30, 2018	1,837,956	215,908	$17.52	5.1 years	$14,537
Exercisable, March 30, 2018	464,356	215,908	$9.50	2.5 years	$10,006

Restricted Shares

The following table summarizes restricted share activity:

	Number of Restricted Ordinary Shares
	Time vesting	Weighted average grant date fair value
Unvested, December 29, 2017	153,281	$17.53
Granted	92,100	$24.95
Vested	(50,423)	$12.16
Forfeited	—	$—
Unvested, March 30, 2018	194,958	$22.43

Employee Share Purchase Plan

The 2017 Employee Stock Purchase Plan (the “2017 ESPP”) grants employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of our ordinary shares on the first or last day of each 6 month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31, or the next business day if such date is not a business day. Shares are purchased on the last day of the purchase period.

During the first quarter of 2018, 10,781 ordinary shares were purchased under the 2017 ESPP. As of March 30, 2018, 2.5 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 12 – Segment Information

Our Chief Operating Decision Maker, the Chief Executive Officer, reviews our results of operations on a consolidated level and executive staff is structured by function rather than by product category. Therefore, we operate in one operating segment. Key resources, decisions, and assessment of performance are also analyzed on a company‑wide level.

Foreign operations are conducted primarily through our wholly owned subsidiaries in Singapore and Malaysia. Our principal markets include North America, Asia and, to a lesser degree, Europe. Sales by geographic area represent sales to unaffiliated customers.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended
	March 30, 2018	March 31, 2017
United States of America	$162,240	$78,095
Singapore	73,736	59,940
Europe	12,836	6,399
Other	9,217	4,270
Total net sales	$258,029	$148,704

Note 13 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 30, 2018	March 31, 2017
Numerator:
Net income from continuing operations	$16,721	$12,952
Net loss from discontinued operations	$—	$(112)
Net income	$16,721	$12,840
Denominator:
Weighted average ordinary shares outstanding	26,030,298	24,654,415
Dilutive effect of stock options	658,223	935,200
Dilutive effect of restricted shares	45,271	50,474
Dilutive effect of employee share purchase plan	918	—
Weighted average number of shares used in diluted per share calculation for net income and net income from continuing operations	26,734,710	25,640,089
Weighted average ordinary shares outstanding	26,030,298	24,654,415
Dilutive effect of stock options	—	—
Dilutive effect of restricted shares	—	—
Dilutive effect of employee share purchase plan	—	—
Weighted average number of shares used in diluted per share calculation for net loss from discontinued operations	26,030,298	24,654,415
Earnings per share:
Net income from continuing operations:
Basic	$0.64	$0.53
Diluted	$0.63	$0.51
Net loss from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Net income:
Basic	$0.64	$0.52
Diluted	$0.63	$0.50

An aggregated total of 346,622 and zero potential ordinary shares have been excluded from the computation of diluted net income per share and diluted net income from continuing operations per share for the first quarter of 2018 and 2017, respectively, because including them would have been antidilutive.

Note 14 – Discontinued Operations

In January 2016, we made the decision to shut down our Kingston, New York facility as this location consumed a significant amount of resources while contributing very little income. We completed the shutdown of the operations of the New York facility in May 2016 through abandonment as a buyer for the facility and operation was not found. In 2017, we accrued for remaining costs to occupy the facility through its lease expiration in February 2018. The discontinued operation was deemed to be fully disposed of at December 29, 2017. Accordingly, there was no activity associated with the discontinued operation during the first quarter of 2018.

The following table represents the carrying amounts of the major classes of assets and liabilities of our discontinued operation:

December 29, 2017
Assets
Current assets:
Prepaid expenses and other current assets	$3
Total current assets	3
Total assets	$3
Liabilities
Current liabilities:
Accounts payable	$136
Accrued liabilities	255
Other current liabilities	9
Total current liabilities	400
Total liabilities	$400

The following table represents results of our discontinued operation:

Three Months Ended
March 31, 2017
Operating expenses:
Selling, general, and administrative	$111
Total operating expenses	111
Operating loss	(111)
Loss from discontinued operations before income taxes	(111)
Income tax expense	1
Loss from discontinued operations	$(112)

Note 15 – Subsequent Events

Acquisition of IAN Engineering

On April 13, 2018, our subsidiary, Ichor Systems Korea, Ltd., entered into a stock purchase agreement to acquire IAN Engineering Co., Ltd., a Seoul-based leader in providing locally-sourced design and manufacturing of gas delivery systems to customers in South Korea, for a total of $8.0 million, which is inclusive of $4.0 million to be paid if certain financial and operational milestones are achieved during the years ending December 31, 2018 and 2019. We expect the transaction to close by the end of our second quarter 2018.

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

We have a global footprint with volume production facilities in Malaysia; Singapore; Tualatin, Oregon; Austin, Texas, Union City, California; Fremont, California; and Sauk Rapids, Minnesota. In the first quarter of 2018 and 2017, our two largest customers by sales were Lam Research and Applied Materials. During the first quarter of 2018 and 2017, respectively, we generated sales of $258.0 million and $148.7 million, gross profit of $42.6 million and $24.0 million, net income from continuing operations of $16.7 million and $13.0 million, and adjusted net income from continuing operations of $27.5 million and $14.6 million. Adjusted net income from continuing operations is a financial measure that is not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”). See “Non‑GAAP Results” for a discussion of adjusted net income from continuing operations, an accompanying presentation of the most directly comparable financial measure calculated in accordance with GAAP, net income from continuing operations, and a reconciliation of the differences between adjusted net income from continuing operations and net income from continuing operations.

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in thousands)
Consolidated Statements of Operations Data:
Sales	$258,029	$148,704
Cost of sales	215,430	124,689
Gross profit	42,599	24,015
Operating expenses:
Research and development	2,452	1,744
Selling, general, and administrative	15,711	6,858
Amortization of intangible assets	3,879	1,795
Total operating expenses	22,042	10,397
Operating income	20,557	13,618
Interest expense	2,504	690
Other expense (income), net	241	(549)
Income from continuing operations before income taxes	17,812	13,477
Income tax expense from continuing operations	1,091	525
Net income from continuing operations	16,721	12,952
Discontinued operations:
Loss from discontinued operations before taxes	—	(111)
Income tax expense from discontinued operations	—	1
Net loss from discontinued operations	—	(112)
Net income	$16,721	$12,840

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended
	March 30, 2018	March 31, 2017

Consolidated Statements of Operations Data:
Sales	100.0	100.0
Cost of sales	83.5	83.9
Gross profit	16.5	16.1
Operating expenses:
Research and development	1.0	1.2
Selling, general, and administrative	6.1	4.6
Amortization of intangible assets	1.5	1.2
Total operating expenses	8.5	7.0
Operating income	8.0	9.2
Interest expense	1.0	0.5
Other expense (income), net	0.1	(0.4)
Income from continuing operations before income taxes	6.9	9.1
Income tax expense from continuing operations	0.4	0.4
Net income from continuing operations	6.5	8.7
Discontinued operations:
Loss from discontinued operations before taxes	0.0	(0.1)
Income tax expense from discontinued operations	0.0	0.0
Net loss from discontinued operations	0.0	(0.1)
Net income	6.5	8.6

Comparison of the Three Months Ended March 30, 2018 and March 31, 2017

Sales

	Three Months Ended		Change
	March 30, 2018	March 31, 2017	Amount	%
	(dollars in thousands)
Net sales	$258,029	$148,704	$109,325	73.5%

The increase in net sales from the first quarter of 2017 to the first quarter of 2018 was primarily related to an increase in volume resulting from industry growth, our acquisitions of Cal‑Weld and Talon in July 2017 and December 2017, respectively, and market share gains. The volume increase was due to an increase in wafer fabrication equipment production, which utilize our gas and fluid delivery systems. Cal‑Weld and Talon collectively contributed net sales of $57.4 million during the first quarter of 2018. On a geographic basis, sales in the U.S. increased by $84.1 million in the first quarter of 2018 to $162.2 million. Foreign sales increased by $25.2 million in the first quarter of 2018 to $95.8 million.

Cost of Sales and Gross Margin

	Three Months Ended		Change
	March 30, 2018	March 31, 2017	Amount	%
	(dollars in thousands)
Cost of sales	$215,430	$124,689	$90,741	72.8%
Gross profit	$42,599	$24,015	$18,584	77.4%
Gross margin	16.5%	16.1%		+ 40 bps

The increase in cost of sales from the first quarter of 2018 to the first quarter of 2017 was primarily due to the increase in sales volume. The increase in absolute dollars of gross profit was driven primarily by an increase in sales volume.

Our gross margin for the first quarter of 2018 was favorably impacted from our acquisitions of Cal‑Weld and Talon, with margins that were accretive to our historical business. As part of our purchase price allocation for our acquisition of Talon, we recorded acquired inventory at fair value, resulting in a fair value step-up to acquired inventory of $6.2 million. In the first quarter of 2018, we released the remaining $4.5 million of the fair value adjustment to cost of sales as acquired inventory was sold during the quarter. The impact of this charge accounts for a decrease to reported gross margin of 180 basis points for the first quarter of 2018. As of the end of the first quarter of 2018, this fair value adjustment has been fully released.

Research and Development

	Three Months Ended		Change
	March 30, 2018	March 31, 2017	Amount	%
	(dollars in thousands)
Research and development	$2,452	$1,744	$708	40.6%

The increase in research and development expenses from the first quarter of 2017 to the first quarter of 2018 was primarily due to our acquisition of Talon, increased share-based compensation expense, and an increase in headcount and consulting expense to support additional projects.

Selling, General, and Administrative

	Three Months Ended		Change
	March 30, 2018	March 31, 2017	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$15,711	$6,858	$8,853	129.1%

The increase in selling, general, and administrative expense from the first quarter of 2017 to the first quarter of 2018 was primarily due to incremental operating expenses from our acquisitions of Cal‑Weld and Talon of $3.4 million, increased share-based compensation expense of $3.2 million, inclusive of $2.9 million in share-based compensation expense associated with modifying our former CFO’s outstanding equity awards, additional expense incurred from the separation of our former CFO of $1.0 million, and a recovery of fees from Francisco Partners Consulting (“FPC”) of $0.3 million that occurred in the first quarter of 2017 that did not occur in the first quarter of 2018. The expenses incurred in connection with the resignation of our former CFO were due to separation benefits that became effective in January 2018.

Amortization of Intangible Assets

	Three Months Ended		Change
	March 30, 2018	March 31, 2017	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,879	$1,795	$2,084	116.1%

Amortization expense increased from the first quarter of 2017 to the first quarter of 2018 due to incremental amortization expense from intangible assets acquired in connection with our acquisitions of Cal‑Weld and Talon.

The fair value assigned to intangible assets acquired in connection with our acquisitions of Cal‑Weld and Talon is still preliminary. Amortization of intangible assets may change in future periods depending on the final fair value assigned to the acquired intangible assets.

Interest Expense

	Three Months Ended		Change
	March 30, 2018	March 31, 2017	Amount	%
	(dollars in thousands)
Interest expense	$2,504	$690	$1,814	262.9%

The increase in interest expense from the first quarter of 2017 to the first quarter of 2018 was due to an increase in the average amount borrowed during the first quarter of 2018 as a result of an additional $30.0 million and $120.0 million borrowed to fund our acquisitions of Cal‑Weld and Talon, respectively, partially offset by an 80 basis point decrease in our average interest rate during the first quarter of 2018 compared to the first quarter of 2017.

Total borrowings outstanding at March 30, 2018, net of debt issuance costs, were $187.6 million, compared to $38.1 million at March 31, 2017.

Other Expense (Income), Net

	Three Months Ended		Change
	March 30, 2018	March 31, 2017	Amount	%
	(dollars in thousands)
Other expense (income), net	$241	$(549)	$790	n/m

The change in other expense (income), net from the first quarter of 2017 to the first quarter of 2018 was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound. Additionally, the first quarter of 2017 included a gain on the sale of our cost method investment, CHawk Technology International, Inc. (“CHawk”) of $0.2 million that did not repeat in the first quarter of 2018.

Income Tax Benefit from Continuing Operations

	Three Months Ended		Change
	March 30, 2018	March 31, 2017	Amount	%
	(dollars in thousands)
Income tax benefit from continuing operations	$1,091	$525	$566	107.8%

The increase in the income tax expense from continuing operations from the first quarter of 2017 to the first quarter of 2018 was primarily due to a valuation allowance against our U.S. deferred tax assets in 2017, but not in 2018, partially offset by excess tax benefits from share-based compensation.

Non‑GAAP Results

Management uses non-GAAP adjusted net income from continuing operations to evaluate Ichor’s operating and financial results. Ichor believes the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view Ichor’s results from management’s perspective. Non-GAAP adjusted net income from continuing operations is defined as: (1) net income from continuing operations; (2) excluding amortization of intangible assets, share-based compensation expense, non-recurring expenses including adjustments to the cost of goods sold and a loss on the Ajax acquisition arbitration settlement, and the tax adjustments related to those non-GAAP adjustments; and (3) non-recurring discrete tax items including tax benefits from acquisitions, the tax benefit from re-characterizing intercompany debt to equity, and the tax impact from enactment of the Tax Act. Non-GAAP adjusted diluted EPS is defined as non-GAAP adjusted net income from continuing operations divided by weighted average diluted ordinary shares outstanding during the period.

The following table presents our unaudited non‑GAAP adjusted net income from continuing operations and a reconciliation from net income from continuing operations, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
Net income from continuing operations	$16,721	$12,952
Non-GAAP adjustments:
Amortization of intangible assets	3,879	1,795
Share-based compensation (1)	3,791	344
Other non-recurring expense (income), net (2)	1,439	(500)
Tax adjustments related to non-GAAP adjustments	(2,904)	(24)
Fair value adjustment to inventory from acquisitions (3)	4,524	—
Non-GAAP adjusted net income from continuing operations	$27,450	$14,567
Non-GAAP adjusted diluted EPS	$1.03	$0.57
Shares used to compute diluted EPS	26,734,710	25,640,089

(1)

Included in share-based compensation for the first quarter of 2018 is $2.9 million associated with accelerating the vesting of our former CFO’s outstanding stock options and restricted shares pursuant to his separation benefits that became effective in January 2018.

(2)	Included in this amount for the first quarter of 2018 are (i) separation benefits for our former CFO that became effective in January 2018 and (ii) acquisition-related expenses.

Included in this amount for the first quarter of 2017 are (i) a refund from FPC and (ii) a gain on sale of our investment in CHawk.

(3)

As part of our preliminary purchase price allocation for our acquisition of Talon in December 2017, we recorded inventory at fair value, resulting in a fair value step-up to acquired inventory of $6.2 million. The remaining $4.5 million of inventory step-up was charged to cost of sales as acquired inventory was sold during the first quarter of 2018.

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

Liquidity and Capital Resources

We had cash of $63.8 million as of March 30, 2018. Our principal uses of liquidity are to fund our working capital needs and purchase new capital equipment. The net decrease in cash of $5.5 million during the first quarter of 2018 was primarily due to capital expenditures of $3.7 million, net cash used in financing activities of $1.1 million, and net cash used in operating activities of $0.8 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flow Analysis

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in thousands)
Cash used in operating activities	$(784)	$(11,677)
Cash provided by (used in) investing activities	(3,668)	156
Cash provided by (used in) financing activities	(1,056)	7,277
Net decrease in cash	$(5,508)	$(4,244)

Operating Activities

We used $0.8 million of cash in operating activities during the first quarter of 2018 due to a net increase of $27.3 million in our net operating assets and liabilities, partially offset by net income of $16.7 million and net non‑cash charges of $9.7 million. Non‑cash charges primarily consist of $5.8 million in depreciation and amortization and $3.8 million in share-based compensation expense. The increase in net operating assets and liabilities was primarily due to an increase in accounts receivable of $26.4 million, due to increased sales volume and timing of shipments and customer payments during the quarter, and an increase in inventories of $10.5 million, due to increased materials purchases to support demand, partially offset by an increase in accounts payable of $8.7 million.

Investing Activities

Cash used in investing activities during the first quarter of 2018 of $3.7 million was from capital expenditures to support current and future growth.

Financing Activities

Net cash used in financing activities was $1.1 million due to share repurchases of $5.0 million and debt issuance costs of $2.1 million in connection with the refinancing of our credit facilities in February 2018, partially offset by $3.4 million in proceeds related to issuances of ordinary shares under our share-based compensation plans and $2.6 million in net borrowing of long-term debt in connection with the refinancing.

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

The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments and estimates are identified and described in our annual consolidated financial statements and the notes included in our Annual Report on Form 10‑K for the year ended December 29, 2017 (our “Annual Report”).

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

Interest Rate Risk

We had total outstanding debt of $192.2 million as of March 30, 2018, exclusive of debt issuance costs, of which $6.6 million was due within 12 months. The outstanding amount of debt reflected in our consolidated financial statements included elsewhere in this report is net of $4.6 million of debt issuance costs as of March 30, 2018.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is variable based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% change in the interest rate on our outstanding debt would have resulted in a $0.5 million change to interest expense during the first quarter of 2018, or $1.9 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2018, with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 30, 2018.

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

In connection with the adoption of new revenue recognition accounting standards, as codified in ASC Topic 606, we implemented certain internal controls to ensure we adequately evaluated our contracts with our customers and properly assessed the impact of the new revenue recognition accounting standards on our financial statements to facilitate its adoption at the beginning of our first fiscal 2018 quarter. There were no significant changes to our internal control over financial reporting due to the adoption of the new accounting standards.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 6 – Commitments and Contingencies” in the Notes to Financial Statements (Unaudited) included in this report.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the trading price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

Information related to repurchases of our ordinary shares during the three months ended March 30, 2018 is as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Amount Available Under Repurchase Program (1)
	(dollars in thousands, except share and per share amounts)
February 1, 2018 through February 28, 2018	—	$—	—	$50,000
March 1, 2018 through March 30, 2018	195,750	$25.51	195,750	$45,000
Total	195,750	$25.51	195,750	$45,000

(1)

The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases. On February 15, 2018, we announced that our Board of Directors authorized a $50.0 million share repurchase program under which we may repurchase our ordinary shares in the open market or through privately negotiated transactions, depending on market conditions and other factors. Repurchases were funded with cash on-hand, cash flows from operations, and amounts available under our revolver.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Amended and Restated Credit Agreement, dated as of February 14, 2018, by and among Ichor Holdings, LLC, Ichor Systems, Inc., Precision Flow Technologies, Inc., Ajax-United Patterns & Molds, Inc., Cal-Weld, Inc., Talon Innovations Corporation, and Talon Innovations (FL) Corporation as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on February 15, 2018).

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

ICHOR HOLDINGS, LTD.

Date: May 8, 2018	By:	/s/ Thomas M. Rohrs
Thomas M. Rohrs
Executive Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Financial Officer (Principal Accounting and Financial Officer)