Form 10-Q
period 2018-06-29
ICHOR HOLDINGS, LTD.
filed 2018-08-08
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of August 3, 2018, the registrant had 24,358,730 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 29, 2018	December 29, 2017
Assets
Current assets:
Cash	$63,419	$68,794
Restricted cash	—	510
Accounts receivable, net	65,672	49,249
Inventories, net	148,066	154,541
Prepaid expenses and other current assets	5,514	5,357
Current assets from discontinued operations	—	3
Total current assets	282,671	278,454
Property and equipment, net	39,605	34,380
Other noncurrent assets	888	1,052
Deferred tax assets	994	994
Intangible assets, net	67,313	73,405
Goodwill	171,344	169,399
Total assets	$562,815	$557,684
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$107,493	$121,405
Accrued liabilities	12,764	12,211
Other current liabilities	5,290	6,715
Current portion of long-term debt	8,750	6,490
Current liabilities from discontinued operations	—	400
Total current liabilities	134,297	147,221
Long-term debt, less current portion, net	176,825	180,247
Deferred tax liabilities	6,368	10,558
Other non-current liabilities	3,106	2,896
Total liabilities	320,596	340,922
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 25,268,836 and 25,892,162 shares outstanding, respectively; 26,526,441 and 25,892,162 shares issued, respectively)	3	3
Additional paid in capital	225,363	214,697
Treasury shares at cost (1,257,605 and zero shares, respectively)	(29,970)	—
Retained earnings	46,823	2,062
Total shareholders’ equity	242,219	216,762
Total liabilities and shareholders’ equity	$562,815	$557,684

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	$248,973	$159,733	$507,002	$308,437
Cost of sales	205,098	136,227	420,528	260,916
Gross profit	43,875	23,506	86,474	47,521
Operating expenses:
Research and development	2,577	1,950	5,029	3,694
Selling, general, and administrative	11,647	7,984	27,358	14,842
Amortization of intangible assets	3,772	1,803	7,651	3,598
Total operating expenses	17,996	11,737	40,038	22,134
Operating income	25,879	11,769	46,436	25,387
Interest expense	2,303	675	4,807	1,365
Other expense (income), net	(217)	151	24	(398)
Income from continuing operations before income taxes	23,793	10,943	41,605	24,420
Income tax expense (benefit) from continuing operations	(4,247)	473	(3,156)	998
Net income from continuing operations	28,040	10,470	44,761	23,422
Discontinued operations:
Loss from discontinued operations before taxes	—	(610)	—	(721)
Income tax expense from discontinued operations	—	—	—	1
Net loss from discontinued operations	—	(610)	—	(722)
Net income	$28,040	$9,860	44,761	22,700
Net income per share from continuing operations:
Basic	$1.09	$0.42	$1.73	$0.95
Diluted	$1.07	$0.40	$1.69	$0.91
Net income per share:
Basic	$1.09	$0.40	$1.73	$0.92
Diluted	$1.07	$0.38	$1.69	$0.88
Shares used to compute net income from continuing operations per share:
Basic	25,674,173	24,848,365	25,852,235	24,751,390
Diluted	26,120,717	26,063,527	26,428,207	25,868,403
Shares used to compute net income per share:
Basic	25,674,173	24,848,365	25,852,235	24,751,390
Diluted	26,120,717	26,063,527	26,428,207	25,868,403

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

			Additional	Treasury			Total
	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 29, 2017	25,892,162	$3	$214,697	—	$—	$2,062	$216,762
Ordinary shares issued from exercise of stock options	562,232	—	5,510	—	—	—	5,510
Ordinary shares issued from vesting of restricted share units	61,266	—	(27)	—	—	—	(27)
Ordinary shares issued from employee share purchase plan	10,781	—	177	—	—	—	177
Repurchase of ordinary shares	(1,257,605)	—	—	1,257,605	(29,970)	—	(29,970)
Share-based compensation expense	—	—	5,006	—	—	—	5,006
Net income	—	—	—	—	—	44,761	44,761
Balance at June 29, 2018	25,268,836	$3	$225,363	1,257,605	$(29,970)	$46,823	$242,219

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$44,761	$22,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,567	5,185
Gain on sale of investments and settlement of note receivable	—	(241)
Share-based compensation	5,006	913
Deferred income taxes	(4,950)	(224)
Amortization of debt issuance costs	491	264
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(14,960)	(13,417)
Inventories	8,166	(26,114)
Prepaid expenses and other assets	167	2,462
Accounts payable	(18,189)	13,592
Accrued liabilities	(317)	197
Other liabilities	(1,585)	2,191
Net cash provided by operating activities	30,157	7,508
Cash flows from investing activities:
Capital expenditures	(8,797)	(5,214)
Cash paid for acquisitions, net of cash acquired	(1,443)	—
Proceeds from sale of investments and settlement note receivable	—	2,430
Net cash used in investing activities	(10,240)	(2,784)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	—	7,278
Issuance of ordinary shares under share-based compensation plans	5,847	2,188
Employees' taxes paid upon vesting of restricted share units	(27)	—
Repurchase of ordinary shares	(29,970)	—
Debt issuance and modification costs	(2,092)	—
Borrowings on revolving credit facility	7,162	—
Repayments on term loan	(6,722)	—
Net cash provided by (used in) financing activities	(25,802)	9,466
Net increase (decrease) in cash	(5,885)	14,190
Cash at beginning of year	69,304	52,648
Cash at end of quarter	$63,419	$66,838
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,632	$1,927
Cash paid during the period for taxes	$1,775	$93
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$671	$502

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

Year End

We use a 52 or 53 week fiscal year ending on the last Friday in December. The three months ended June 29, 2018 and June 30, 2017 were both 13 weeks. The six months then ended were both 26 weeks. References to the second quarters of 2018 and 2017 relate to the three months ended June 29, 2018 and June 30, 2017, respectively. References to fiscal year 2018 relate to our fiscal year ending December 28, 2018.

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

Transaction price – In most of our contracts, prices are generally determined by a customer-issued purchase order and generally remain fixed over the duration of the contract. Certain contracts contain variable consideration, including early-payment discounts and rebates. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal will not occur. Variable consideration estimates are updated at each reporting date. Historically, we have not incurred significant costs to obtain a contract. All amounts billed to a customer relating to shipping and handling are classified as net sales, while all costs incurred by us for shipping and handling are classified as cost of goods sold.

Performance obligations – Substantially all of our performance obligations pertain to promised goods (“products”), which are primarily comprised of fluid delivery subsystems, weldments, and other components. Most of our contracts contain a single performance obligation. Product sales are recognized at a point-in-time, generally upon delivery, as such term is definied within the contract, as that is when control of the promised good has transferred. Products are covered by a standard assurance warranty, varying in length by customer, which promises that delivered products conform to contract specifications. As such, we account for such warranties under ASC 460, Guarantees, and not as a separate performance obligation.

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

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of ASU 2014‑09, the FASB clarified the guidance through several ASUs. We adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, on December 30, 2017, the first day of fiscal year 2018, using the modified retrospective method. After assessing our contracts with our customers, we determined that there was not a significant change to the nature, timing, and extent of our revenues under the new standard. Accordingly, we did not make a cumulative-effect adjustment to retained earnings on December 30, 2017, as there was no adjustment to be made.

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

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted ASU 2017‑01 on December 30, 2017, the first day of fiscal year 2018, which did not have a significant impact on our consolidated financial statements.

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

Note 2 – Acquisitions

IAN Engineering Co., Ltd.

On April 19, 2018, we completed the acquisition of IAN Engineering Co., Ltd. (“IAN”), a Seoul-based leader in providing locally-sourced design and manufacturing of gas delivery systems to customers in South Korea, for an aggregate purchase price of $6.5 million, inclusive of $5.3 million paid at closing and contingent consideration with a fair value of $1.3 million. Contingent consideration consists of an earn-out liability, included in our consolidated balance sheet, that becomes payable in 2019 and 2020 if certain financial targets are achieved. IAN provides us exposure to and growth opportunities in the South Korean semiconductor capital equipment market.

The following table presents the preliminary purchase price allocation as of April 19, 2018:

Preliminary Allocation April 19, 2018
Cash acquired	$3,952
Accounts receivable	863
Inventories	1,870
Prepaid expenses and other current assets	56
Property and equipment	396
Other noncurrent assets	101
Intangible assets	1,559
Goodwill	2,856
Accounts payable	(4,193)
Accrued liabilities	(452)
Other current liabilities	(82)
Deferred tax liabilities	(383)
Total acquisition consideration	$6,543

We preliminarily allocated $1.6 million to customer relationships with an amortization period of 6 years. Goodwill recognized from the acquisition was primarily attributed to an assembled workforce and expected synergies and is not tax deductible. The allocation of acquisition consideration for IAN is preliminary as we have not obtained all of the information to finalize our procedures on the opening balance sheet or the allocation between goodwill and intangible assets. We have recorded allocations based on information currently available.

Our consolidated statements of operations for the three and six months ended June 29, 2018 include approximately two months of IAN operating activity, including revenue of $3.4 million.

Talon Innovations Corporation

On December 11, 2017, we completed the acquisition of Talon Innovations Corporation (“Talon”), a Minnesota-based leader in the design and manufacturing of high precision machined parts used in leading edge semiconductor tools, for $137.8 million. Talon expanded our capacity and capabilities in the area of component manufacturing for gas and chemical delivery tools used in semiconductor manufacturing and other industrial applications.

The following table presents the preliminary purchase price allocation as of December 29, 2017 and June 29, 2018, as well as measurement period adjustments recorded during the one year measurement period. Measurement period adjustments primarily relate to the fair value of Talon’s opening balance of accounts receivable, inventory, income taxes payable, deferred taxes, and other working capital amounts.

	Preliminary Allocation December 29, 2017	Measurement Period Adjustment	Preliminary Allocation June 29, 2018
Cash acquired	$5,586	$—	$5,586
Accounts receivable	11,471	600	12,071
Inventories	19,399	209	19,608
Prepaid expenses and other current assets	182	—	182
Property and equipment	16,655	—	16,655
Other noncurrent assets	76	—	76
Intangible assets	38,000	—	38,000
Goodwill	74,594	(768)	73,826
Accounts payable	(4,706)	—	(4,706)
Accrued liabilities	(2,767)	170	(2,597)
Other current liabilities	(1,838)	972	(866)
Deferred tax liabilities	(19,652)	(388)	(20,040)
Total acquisition consideration	$137,000	$795	$137,795

Cal-Weld, Inc.

On July 27, 2017, we completed the acquisition of Cal‑Weld, Inc. (“Cal‑Weld”), a California-based leader in the design and fabrication of precision, high purity industrial components, subsystems, and systems, for $56.2 million. Cal‑Weld expanded our capacity and capabilities in the area of component manufacturing for gas delivery tools used in semiconductor manufacturing.

The following table presents the preliminary purchase price allocation as of December 29, 2017 and the final allocation on June 29, 2018, as well as measurement period adjustments recorded during the one year measurement period. Measurement period adjustments primarily relate to the fair value of Cal‑Weld’s opening balance of inventory, income taxes payable, and other working capital amounts.

	Preliminary Allocation December 29, 2017	Measurement Period Adjustment	Final Allocation June 29, 2018
Cash acquired	$7,337	$—	$7,337
Accounts receivable	10,318	—	10,318
Inventories	20,836	(388)	20,448
Prepaid expenses and other current assets	400	—	400
Property and equipment	1,639	—	1,639
Other noncurrent assets	587	—	587
Intangible assets	12,140	—	12,140
Goodwill	17,734	(143)	17,591
Accounts payable	(5,991)	—	(5,991)
Accrued liabilities	(1,937)	(173)	(2,110)
Other non-current liabilities	(908)	—	(908)
Deferred tax liabilities	(5,276)	11	(5,265)
Total acquisition consideration	$56,879	$(693)	$56,186

Note 3 – Inventories

Inventories consist of the following:

	June 29, 2018	December 29, 2017
Raw materials	$100,742	$91,109
Work in process	29,528	42,186
Finished goods	25,350	27,268
Excess and obsolete adjustment	(7,554)	(6,022)
Total inventories, net	$148,066	$154,541

Note 4 – Property and Equipment

Property and equipment consist of the following:

	June 29, 2018	December 29, 2017
Machinery	$29,196	$23,464
Leasehold improvements	14,635	15,329
Computer software, hardware and equipment	4,652	4,551
Office furniture, fixtures and equipment	1,163	868
Vehicles	80	51
Construction-in-process	6,680	2,771
	56,406	47,034
Less accumulated depreciation	(16,801)	(12,654)
Total property and equipment, net	$39,605	$34,380

Depreciation expense was $2.0 million and $0.9 million for the second quarter of 2018 and 2017, respectively, and $3.9 million and $1.6 million for the six months ended June 29, 2018 and June 30, 2017, respectively.

Note 5 – Intangible Assets and Goodwill

Definite‑lived intangible assets consist of the following:

	June 29, 2018
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(6,298)	$—	$3,392	10.0 years
Customer relationships	82,986	(25,595)	—	57,391	7.8 years
Developed technology	22,990	(16,460)	—	6,530	7.7 years
Total intangible assets	$115,666	$(48,353)	$—	$67,313

	December 29, 2017
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(5,814)	$—	$3,876	10.0 years
Customer relationships	81,427	(20,060)	—	61,367	7.8 years
Developed technology	22,990	(14,938)	—	8,052	7.7 years
Backlog	660	(550)	—	110	0.5 years
Total intangible assets	$114,767	$(41,362)	$—	$73,405

The following table presents changes to goodwill during the six months ended June 29, 2018:

Goodwill
Balance at December 29, 2017	$169,399
Acquisitions	1,945
Impairment	—
Balance at June 29, 2018	$171,344

Note 6 – Commitments and Contingencies

Operating Leases

We lease offices under various non-cancellable net operating leases expiring through 2024. In addition to base rental payments, we are responsible for utilities and our proportionate share of operating expenses. Escalating rental payments are recognized on a straight‑line basis over the lease term. As of June 29, 2018, our future minimum rental payment obligation was $17.3 million.

Litigation

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on our financial position or results of operations.

Note 7 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Income tax expense (benefit) from continuing operations	$(4,247)	$473	$(3,156)	$998
Income from continuing operations before income taxes	$23,793	$10,943	$41,605	$24,420
Effective income tax rate	-17.8%	4.3%	-7.6%	4.1%

Our effective tax rate for the three and six months ended June 29, 2018 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate and the release of a valuation allowance against our foreign tax credit carryforwards. Our effective tax rate for the three and six months ended June 30, 2017 differs from the statutory rate due to a full valuation allowance that was provided against our U.S. net deferred tax assets, taxes on foreign income that differ from the U.S. tax rate, and accrued withholding taxes.

During the second quarter of 2018, we determined that we would be able realize our foreign tax credit carryforwards as a result of additional analysis of the Tax Cuts and Jobs Act (the “Act”). As such, we recognized a $4.1 million discrete tax benefit in the second quarter of 2018 associated with the release of the valuation allowance on those credits. As of June 29, 2018, our accounting for the Act was not complete. The Company is still evaluating other changes under the Act, including the impacts of mandatory repatriation and the tax rate change. We expect to finalize these items in the fourth quarter of 2018.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $2.2 million at June 29, 2018. The related interest and penalties were $0.1 million and $0.4 million, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of June 29, 2018, we were not under examination by tax authorities.

Note 8 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s compensation in a plan year or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of each participant’s deferral, up to an annual maximum of two thousand five hundred dollars. Matching contributions were $0.3 million and $0.2 million for the second quarter of 2018 and 2017, respectively, and $0.8 million and $0.3 million for the six months ended June 29, 2018 and June 30, 2017, respectively.

Medical Insurance

We sponsor a self‑insured group medical insurance plan for our U.S. employees and their dependents. The self‑insured plan is designed to provide a specified level of coverage, with stop‑loss coverage provided by a commercial insurer, in order to limit our exposure. Expense incurred related to this plan was $2.5 million and $0.7 million for the second quarter of 2018 and 2017, respectively, and $5.1 million and $1.4 million for the six months ended June 29, 2018 and June 30, 2017, respectively.

Note 9 – Long-Term Debt

Long‑term debt consists of the following:

	June 29, 2018	December 29, 2017
Term loan	$172,812	$179,535
Revolving credit facility	17,162	10,000
Total principal amount of long-term debt	189,974	189,535
Less unamortized debt issuance costs	(4,399)	(2,798)
Total long-term debt, net	185,575	186,737
Less current portion	(8,750)	(6,490)
Total long-term debt, less current portion, net	$176,825	$180,247

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

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolver. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At June 29, 2018, the term loan and revolver bore interest at the Eurodollar rate option of 4.73% and 4.43%, respectively.

Term loan principal payments of $2.2 million are due on a quarterly basis. The term loan and revolver mature on February 15, 2023.

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

During the six months ended June 29, 2018, we repurchased 1,257,605 ordinary shares for a total cost of $30.0 million at an average price of $23.83 per share. At June 29, 2018, $20.0 million remained available to repurchase ordinary shares under the repurchase program.

Note 11 – Share‑Based Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of options, tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“restricted shares”), performance awards, and other share‑based awards. Awards generally vest over four years, 25% on the first anniversary and quarterly thereafter. Upon vesting of restricted shares, employees may elect to have shares withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares were never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.

Share‑based compensation expense across all plans for stock options, restricted shares, and employee share purchase rights was $1.2 million and $0.6 million for the second quarter of 2018 and 2017, respectively, and $5.0 million and $0.9 million for the six months ended June 29, 2018 and June 30, 2017, respectively.

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

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 29, 2017	1,452,825	215,908	$12.87
Granted	743,100	—	$24.92
Exercised	(412,232)	(150,000)	$9.80
Forfeited	(29,000)	—	$22.89
Expired	—	—	$—
Outstanding, June 29, 2018	1,754,693	65,908	$18.57	5.2 years	$7,799
Exercisable, June 29, 2018	482,513	65,908	$10.87	2.7 years	$5,678

Restricted Shares

The following table summarizes restricted share activity:

	Number of Restricted Shares
	Time vesting	Weighted average grant date fair value
Unvested, December 29, 2017	153,281	$17.53
Granted	98,100	$24.82
Vested	(62,373)	$13.11
Forfeited	—	$—
Unvested, June 29, 2018	189,008	$22.77

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

During the six months ended June 29, 2018, 10,781 ordinary shares were purchased by eligible employees under the 2017 ESPP. As of June 29, 2018, 2.5 million ordinary shares remain available for purchase under the 2017 ESPP.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
United States of America	$151,404	$88,544	$313,644	$166,639
Singapore	71,481	62,584	145,217	122,524
Europe	16,037	5,977	28,873	12,376
Other	10,051	2,628	19,268	6,898
Total net sales	$248,973	$159,733	$507,002	$308,437

Note 13 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator:
Net income from continuing operations	$28,040	$10,470	$44,761	$23,422
Net loss from discontinued operations	$—	$(610)	$—	$(722)
Net income	$28,040	$9,860	$44,761	$22,700
Denominator:
Weighted average ordinary shares outstanding	25,674,173	24,848,365	25,852,235	24,751,390
Dilutive effect of stock options	419,867	1,162,889	539,577	1,067,393
Dilutive effect of restricted shares	23,820	52,273	33,538	49,620
Dilutive effect of employee share purchase plan	2,857	—	2,857	—
Weighted average number of shares used in diluted per share calculation for net income and net income from continuing operations	26,120,717	26,063,527	26,428,207	25,868,403
Weighted average ordinary shares outstanding	25,674,173	24,848,365	25,852,235	24,751,390
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted shares	—	—	—	—
Dilutive effect of employee share purchase plan	—	—	—	—
Weighted average number of shares used in diluted per share calculation for net loss from discontinued operations	25,674,173	24,848,365	25,852,235	24,751,390
Earnings per share:
Net income from continuing operations:
Basic	$1.09	$0.42	$1.73	$0.95
Diluted	$1.07	$0.40	$1.69	$0.91
Net loss from discontinued operations:
Basic	$—	$(0.02)	$—	$(0.03)
Diluted	$—	$(0.02)	$—	$(0.03)
Net income:
Basic	$1.09	$0.40	$1.73	$0.92
Diluted	$1.07	$0.38	$1.69	$0.88

An aggregated total of 435,117, 105,471, 384,162, and 192,558 potential ordinary shares have been excluded from the computation of diluted net income per share and diluted net income from continuing operations per share for the second quarters of 2018 and 2017 and the six months ended June 29, 2018 and June 30, 2017, respectively, because including them would have been antidilutive.

Note 14 – Discontinued Operations

In January 2016, we made the decision to shut down our Kingston, New York facility as this location consumed a significant amount of resources while contributing very little income. We completed the shutdown of the operations of the New York facility in May 2016 through abandonment as a buyer for the facility and operation was not found. In 2017, we accrued for remaining costs to occupy the facility through its lease expiration in February 2018. The discontinued operation was deemed to be fully disposed of at December 29, 2017. Accordingly, there was no activity associated with the discontinued operation during the six months ended June 29, 2018.

The following table represents the carrying amounts of the major classes of assets and liabilities of our discontinued operation:

December 29, 2017
Assets
Current assets:
Prepaid expenses and other current assets	$3
Total current assets	3
Total assets	$3
Liabilities
Current liabilities:
Accounts payable	$136
Accrued liabilities	255
Other current liabilities	9
Total current liabilities	400
Total liabilities	$400

The following table represents results of our discontinued operation:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Operating expenses:
Selling, general, and administrative	610	721
Total operating expenses	610	721
Operating loss	(610)	(721)
Loss from discontinued operations before income taxes	(610)	(721)
Income tax expense	—	1
Loss from discontinued operations	$(610)	$(722)

Note 15 – Subsequent Events

Ordinary Share Repurchases

In July 2018, we repurchased 936,092 ordinary shares for a total cost of $20.0 million at an average price of $21.37 per share pursuant to our previously announced share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward‑looking statements based upon our current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Overview

We are a leader in the design, engineering and manufacturing of critical fluid delivery subsystems for semiconductor capital equipment. Our primary offerings include gas and chemical delivery subsystems, collectively known as fluid delivery subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as electroplating and cleaning. We also manufacture certain components such as weldments and precision machined components for use in fluid delivery systems for direct sales to our customers. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing process. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Historically, semiconductor OEMs internally designed and manufactured the fluid delivery subsystems used in their process tools. Currently, most OEMs outsource the design, engineering and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are also increasingly outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage the suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. We believe that this outsourcing trend has enabled OEMs to reduce their fixed costs and development time, as well as provided significant growth opportunities for specialized subsystems suppliers like us.

We have a global footprint with volume production facilities in Malaysia, Singapore, Korea, Oregon, Texas, California, and Minnesota. In the second quarter of 2018 and 2017, our two largest customers by sales were Lam Research and Applied Materials. During the second quarter of 2018 and 2017, respectively, we generated sales of $249.0 million and $159.7 million, gross profit of $43.9 million and $23.5 million, net income from continuing operations of $28.0 million and $10.5 million, and adjusted net income from continuing operations of $26.7 million and $15.5 million. Adjusted net income from continuing operations is a financial measure that is not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”). See “Non‑GAAP Results” for a discussion of adjusted net income from continuing operations, an accompanying presentation of the most directly comparable financial measure calculated in accordance with GAAP, net income from continuing operations, and a reconciliation of the differences between adjusted net income from continuing operations and net income from continuing operations.

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in thousands)
Consolidated Statements of Operations Data:
Sales	$248,973	$159,733	$507,002	$308,437
Cost of sales	205,098	136,227	420,528	260,916
Gross profit	43,875	23,506	86,474	47,521
Operating expenses:
Research and development	2,577	1,950	5,029	3,694
Selling, general, and administrative	11,647	7,984	27,358	14,842
Amortization of intangible assets	3,772	1,803	7,651	3,598
Total operating expenses	17,996	11,737	40,038	22,134
Operating income	25,879	11,769	46,436	25,387
Interest expense	2,303	675	4,807	1,365
Other expense (income), net	(217)	151	24	(398)
Income from continuing operations before income taxes	23,793	10,943	41,605	24,420
Income tax expense (benefit) from continuing operations	(4,247)	473	(3,156)	998
Net income from continuing operations	28,040	10,470	44,761	23,422
Discontinued operations:
Loss from discontinued operations before taxes	—	(610)	—	(721)
Income tax expense from discontinued operations	—	—	—	1
Net loss from discontinued operations	—	(610)	—	(722)
Net income	$28,040	$9,860	$44,761	$22,700

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Consolidated Statements of Operations Data:
Sales	100.0	100.0	100.0	100.0
Cost of sales	82.4	85.3	82.9	84.6
Gross profit	17.6	14.7	17.1	15.4
Operating expenses:
Research and development	1.0	1.2	1.0	1.2
Selling, general, and administrative	4.7	5.0	5.4	4.8
Amortization of intangible assets	1.5	1.1	1.5	1.2
Total operating expenses	7.2	7.3	7.9	7.2
Operating income	10.4	7.4	9.2	8.2
Interest expense	0.9	0.4	0.9	0.4
Other expense (income), net	(0.1)	0.1	0.0	(0.1)
Income from continuing operations before income taxes	9.6	6.9	8.2	7.9
Income tax expense (benefit) from continuing operations	(1.7)	0.3	(0.6)	0.3
Net income from continuing operations	11.3	6.6	8.8	7.6
Discontinued operations:
Loss from discontinued operations before taxes	0.0	(0.4)	0.0	(0.2)
Income tax expense from discontinued operations	0.0	0.0	0.0	0.0
Net loss from discontinued operations	0.0	(0.4)	0.0	(0.2)
Net income	11.3	6.2	8.8	7.4

Comparison of the Three Months Ended June 29, 2018 and June 30, 2017

Sales

	Three Months Ended		Change		Six Months Ended		Change
	June 29, 2018	June 30, 2017	Amount	%	June 29, 2018	June 30, 2017	Amount	%
	(dollars in thousands)
Net sales	$248,973	$159,733	$89,240	55.9%	$507,002	$308,437	$198,565	64.4%

The increase in net sales from the second quarter of 2017 to the second quarter of 2018 was primarily related to an increase in volume resulting from industry growth, our acquisitions of Cal‑Weld and Talon in July 2017 and December 2017, respectively, and market share gains. The volume increase was due to an increase in wafer fabrication equipment shipments, which utilizes our gas and fluid delivery systems, as well as incremental revenue from our recent acquisitions of Cal‑Weld, Talon, and IAN. On a geographic basis, sales in the U.S. increased by $62.9 million in the second quarter of 2018 to $151.4 million; foreign sales increased by $26.4 million to $97.6 million.

The increase in net sales from the six months ended June 30, 2017 to the six months ended June 29, 2018 was primarily related to an increase in volume resulting from industry growth, our acquisitions of Cal‑Weld and Talon in July 2017 and December 2017, respectively, and market share gains. The volume increase was due to an increase in wafer fabrication equipment shipments, which utilizes our gas and fluid delivery systems, as well as incremental revenue from our recent acquisitions of Cal‑Weld, Talon, and IAN. On a geographic basis, sales in the U.S. increased by $147.0 million in the six months ended June 29, 2018 to $313.6 million; foreign sales increased by $51.6 million to $193.4 million.

Cost of Sales and Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
	June 29, 2018	June 30, 2017	Amount	%	June 29, 2018	June 30, 2017	Amount	%
	(dollars in thousands)
Cost of sales	$205,098	$136,227	$68,871	50.6%	$420,528	$260,916	$159,612	61.2%
Gross profit	$43,875	$23,506	$20,369	86.7%	$86,474	$47,521	$38,953	82.0%
Gross margin	17.6%	14.7%		+ 290 bps	17.1%	15.4%		+ 170 bps

The increase in cost of sales from the three and six months ended June 30, 2017 to the three and six months ended June 29, 2018 was primarily due to the increase in sales volume. The increase in absolute dollars of gross profit was driven primarily by an increase in sales volume.

Our gross margin for the second quarter of 2018 was favorably impacted from our acquisitions of Cal‑Weld and Talon, with margins that were accretive to our historical business. As part of our purchase price allocation for our acquisition of IAN, we recorded acquired inventory at fair value, resulting in a fair value step-up to acquired inventory of $0.3 million. In the second quarter of 2018, we released the entirety of the fair value adjustment to cost of sales as acquired inventory was sold during the quarter. The impact of this charge accounts for a decrease to reported gross margin of 10 basis points for the second quarter of 2018.

Our gross margin for the six months ended June 29, 2018 was favorably impacted from our acquisitions of Cal‑Weld and Talon, with margins that were accretive to our historical business. As part of our purchase price allocation for our acquisitions of Talon and IAN, we recorded acquired inventory at fair value, resulting in a fair value step-up to acquired inventory of $6.2 million and $0.3 million, respectively. In the first and second quarters of 2018, we released Talon’s remaining $4.5 million and IAN’s $0.3 million fair value adjustment, respectively, to cost of sales as acquired inventory was sold during the quarter. The impact of these charges accounts for a decrease to reported gross margin of 90 basis points for the six months ended June 29, 2018.

During the second quarter of 2017, we corrected an error relating to translated inventory balances at our Malaysia and Singapore subsidiaries using an incorrect foreign currency rate. The error arose in prior period financial statements beginning in periods prior to 2014 and through 2016. The correction resulted in a $1.75 million increase in cost of sales and a corresponding decrease in gross profit in our consolidated statement of operations during the second quarter of 2017. The impact of this charge accounted for a decrease to reported gross margin of 110 basis points and 60 basis points in the second quarter of 2017 and the six months ended June 30, 2017, respectively.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
	June 29, 2018	June 30, 2017	Amount	%	June 29, 2018	June 30, 2017	Amount	%
	(dollars in thousands)
Research and development	$2,577	$1,950	$627	32.2%	$5,029	$3,694	$1,335	36.1%

The increase in research and development expenses from the three and six months ended June 30, 2017 to the three and six months ended June 29, 2018 was primarily due to our acquisition of Talon, increased share-based compensation expense, and an increase in headcount and consulting expense to support additional projects.

Selling, General, and Administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 29, 2018	June 30, 2017	Amount	%	June 29, 2018	June 30, 2017	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$11,647	$7,984	$3,663	45.9%	$27,358	$14,842	$12,516	84.3%

The increase in selling, general, and administrative expense from the second quarter of 2017 to the second quarter of 2018 was primarily due to incremental operating expenses from our acquisitions of Cal‑Weld, Talon, and IAN of $3.0 million, increased headcount and employee-related expense $0.5 million, and increased consulting-related expense of $0.4 million, and increased share-based compensation expense of $0.3 million, partially offset by a $0.5 million reduction of expense associated with the secondary offering of our shares by affiliates of Francisco Partners (“FP”) that occurred in second quarter of 2017 that did not reoccur in the second quarter of 2018.

The increase in selling, general, and administrative expense from the six months ended June 30, 2017 to the six months ended June 29, 2018 was primarily due to incremental operating expenses from our acquisitions of Cal‑Weld, Talon, and IAN of $6.5 million, increased share-based compensation expense of $3.6 million (inclusive of $2.9 million in share-based compensation expense associated with modifying our former CFO’s equity awards), additional expense incurred from the separation of our former CFO of $1.1 million, increased consulting and other professional services expenses of $0.7 million, increased headcount and employee-related expenses of $0.6 million, a recovery of fees from Francisco Partners Consulting (“FPC”) of $0.3 million that occurred in the first quarter of 2017 that did not repeat in the first quarter of 2018, partially offset by a $0.5 million reduction of expense associated with the secondary offering of our shares by affiliates of FP that occurred in second quarter of 2017 that did not reoccur in the second quarter of 2018.

The expenses incurred in connection with the separation of our former CFO were due to separation benefits that became effective in January 2018.

Amortization of Intangible Assets

	Three Months Ended		Change		Six Months Ended		Change
	June 29, 2018	June 30, 2017	Amount	%	June 29, 2018	June 30, 2017	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,772	$1,803	$1,969	109.2%	$7,651	$3,598	$4,053	112.6%

The increase in amortization expense from the three and six months ended June 30, 2017 to the three and six months ended June 29, 2018 was due to incremental amortization expense from intangible assets acquired in connection with our acquisitions of Cal‑Weld and Talon in the second half of 2017 and IAN in the second quarter of 2018.

The fair value assigned to intangible assets acquired in connection with our acquisitions of Talon and IAN is still preliminary. Amortization of intangible assets may change in future periods depending on the final fair value assigned to the acquired intangible assets.

Interest Expense

	Three Months Ended		Change		Six Months Ended		Change
	June 29, 2018	June 30, 2017	Amount	%	June 29, 2018	June 30, 2017	Amount	%
	(dollars in thousands)
Interest expense	$2,303	$675	$1,628	241.2%	$4,807	$1,365	$3,442	252.2%

The increase in interest expense from the three and six months ended June 30, 2017 to the three and six months ended June 29, 2018 was due to an increase in the average amount borrowed as a result of $30.0 million and $120.0 million borrowed to fund our acquisitions of Cal‑Weld and Talon in the second half of 2017, respectively, partially offset by an 90 and 80 basis point decrease in our average interest rate during the three and six months ended June 29, 2018, respectively, compared to the same periods in the prior year.

Total borrowings outstanding at June 29, 2018, net of debt issuance costs, were $185.6 million, compared to $38.2 million at June 30, 2017.

Other Expense (Income), Net

	Three Months Ended		Change		Six Months Ended		Change
	June 29, 2018	June 30, 2017	Amount	%	June 29, 2018	June 30, 2017	Amount	%
	(dollars in thousands)
Other expense (income), net	$(217)	$151	$(368)	n/m	$24	$(398)	$422	n/m

The change in other expense (income), net for the second quarter of 2018 was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound.

The change in other expense (income), net for six months ended June 29, 2018 was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound, and a gain of $0.2 million on the sale of our cost method investment, CHawk Technology International, Inc. (“CHawk”) in the first quarter of 2017 that did not repeat in the first quarter of 2018.

Income Tax Expense (Benefit) from Continuing Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 29, 2018	June 30, 2017	Amount	%	June 29, 2018	June 30, 2017	Amount	%
	(dollars in thousands)
Income tax expense (benefit) from continuing operations	$(4,247)	$473	$(4,720)	n/m	$(3,156)	$998	$(4,154)	n/m

The decrease in income tax expense from continuing operations from the three and six months ended June 30, 2017 to the three and six months ended June 29, 2018 was primarily due to excess tax benefits from share-based compensation and the release of a valuation allowance against foreign tax credit carryforwards in the second quarter of 2018, partially offset by a valuation allowance against our U.S. deferred tax assets that was present in 2017 but not in 2018.

Non‑GAAP Results

Management uses non-GAAP adjusted net income from continuing operations to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP adjusted net income from continuing operations is defined as: (1) net income from continuing operations; (2) excluding amortization of intangible assets, share-based compensation expense, non-recurring expenses including adjustments to the cost of goods sold, and the tax adjustments related to those non-GAAP adjustments; and (3) non-recurring discrete tax items including tax impacts from releasing a valuation allowance related to foreign tax credits. Non-GAAP adjusted diluted EPS is defined as non-GAAP adjusted net income from continuing operations divided by weighted average diluted ordinary shares outstanding during the period.

The following table presents our unaudited non‑GAAP adjusted net income from continuing operations and a reconciliation from net income from continuing operations, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
Net income from continuing operations	$28,040	$10,470	$44,761	$23,422
Non-GAAP adjustments:
Amortization of intangible assets	3,772	1,803	7,651	3,598
Share-based compensation (1)	1,215	569	5,006	913
Other non-recurring expense, net (2)	447	952	1,886	452
Tax adjustments related to non-GAAP adjustments	(2,928)	(18)	(5,832)	(42)
Tax benefit from release of valuation allowance (3)	(4,140)	—	(4,140)	—
Adjustments to cost of goods sold (4)	—	1,752	—	1,752
Fair value adjustment to inventory from acquisitions (5)	315	—	4,839	—
Non-GAAP adjusted net income from continuing operations	$26,721	$15,528	$54,171	$30,095
Non-GAAP adjusted diluted EPS	$1.02	$0.60	$2.05	$1.16
Shares used to compute diluted EPS	26,120,717	26,063,527	26,428,207	25,868,403

(1)

Included in share-based compensation for the first quarter of 2018 is $2.9 million associated with accelerating the vesting of our former CFO’s equity awards pursuant to separation benefits that became effective in January 2018.

(2)	Included in this amount for the second quarter of 2018 are acquisition-related expenses.

Included in this amount for the second quarter of 2017 are (i) expenses incurred in connection with the secondary offering of our ordinary shares by affiliates of FP and (ii) acquisition‑related expenses.

Included in this amount for the six months ended June 29, 2018 are (i) separation benefits for our former CFO that became effective in January 2018 and (ii) acquisition-related expenses.

Included in this amount for the six months ended June 30, 2017 are (i) expenses incurred in connection with the secondary offering of our ordinary shares by affiliates of FP, (ii) acquisition‑related expenses, (iii) a refund from FPC, and (iv) a gain on sale of our investment in CHawk.

(3)	Represents the release of a valuation allowance against our foreign tax credit carryforwards we now expect to realize as a result of additional analysis of the Tax Cuts and Jobs Act.
(4)

During the second quarter of 2017, we corrected an error relating to translated inventory balances at our Malaysia and Singapore subsidiaries using an incorrect foreign currency rate. The error arose in prior period financial statements beginning in periods prior to 2014 and through 2016. The correction resulted in a $1.75 million increase in cost of sales and a corresponding decrease in gross profit in our consolidated statement of operations and a decrease to inventories in our consolidated balance sheet during the second quarter of 2017.

(5)

As part of our purchase price allocation for our acquisition of Cal‑Weld in July 2017 and our preliminary purchase price allocations for our acquisitions Talon in December 2017 and IAN in April 2018, we recorded acquired-inventory at fair value, resulting in a fair value step-up of $3.6 million, $6.2 million, and $0.3 million, respectively. These amounts were subsequently released to cost of sales as acquired-inventory was sold.

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

Liquidity and Capital Resources

We had cash of $63.4 million as of June 29, 2018. Our principal uses of liquidity are to fund our working capital needs, purchase new capital equipment, and our share repurchase program. The net decrease in cash of $5.9 million during the six months ended June 29, 2018 was primarily due to cash from operations of $30.2 million and proceeds from the issuance of ordinary shares under our share-based compensation plans of $5.8 million, offset by share repurchases of $30.0 million, capital expenditures of $8.8 million, debt modification costs from the refinancing of our credit facilities in February 2018 of $2.1 million, and net cash paid in connection with acquisitions of $1.4 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

	Six Months Ended
	June 29, 2018	June 30, 2017
	(in thousands)
Cash provided by operating activities	$30,157	$7,508
Cash used in investing activities	(10,240)	(2,784)
Cash provided by (used in) financing activities	(25,802)	9,466
Net increase (decrease) in cash	$(5,885)	$14,190

Operating Activities

We generated $30.2 million from operating activities during the six months ended June 29, 2018 due to net income of $44.8 million and net non-cash charges of $12.1 million, partially offset by an increase in our net operating assets and liabilities of $26.7 million, net of acquired assets and liabilities. Non-cash charges primarily consist of depreciation and amortization of $11.6 million and share-based compensation of $5.0 million, partially offset by deferred income taxes of $5.0 million. The increase in our net operating assets and liabilities, net of acquired assets and liabilities, was primarily due to a decrease in accounts payable of $18.2 million and an increase in accounts receivable of $15.0 million, partially offset by a decrease in inventories of $8.2 million.

Investing Activities

We used $10.2 million in investing activities during the six months ended June 29, 2018 due to capital expenditures of $8.8 million and net cash paid in connection with acquisitions of $1.4 million.

Financing Activities

We used $25.8 million in financing activities during the six months ended June 29, 2018 due to share repurchases of $30.0 million and debt modification costs in connection with the refinancing of our credit facilities in February 2018 of $2.1 million, partially offset by proceeds related to issuances of ordinary shares under our share-based compensation plans of $5.8 million and net borrowing of long-term debt of $0.4 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our judgments and estimates including those related to revenue recognition, impairment of goodwill and intangible assets, income taxes, advertising expense, and share‑based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Interest Rate Risk

We had total outstanding debt of $190.0 million as of June 29, 2018, exclusive of $4.4 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is variable based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% change in the interest rate on our outstanding debt would have resulted in a $0.5 million change to interest expense during the second quarter of 2018, or $1.9 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2018, with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 29, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

Information related to repurchases of our ordinary shares during the six months ended June 29, 2018 is as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Amount Available Under Repurchase Program (1)
	(dollars in thousands, except share and per share amounts)
Amount available at February 15, 2018				$50,000
Quarter ended March 30, 2018	195,750	$25.51	195,750	$45,000
April 1, 2018 through April 30, 2018	434,555	$23.00	434,555	$35,004
May 1, 2018 through May 31, 2018	—	$—	—	$35,004
June 1, 2018 through June 29, 2018	627,300	$23.87	627,300	$20,030
Quarter ended June 29, 2018	1,061,855	$23.52	1,061,855	$20,030

(1)

The amounts presented in this column are the remaining total authorized value to be spent after each month’s repurchases. On February 15, 2018, we announced that our Board of Directors authorized a $50.0 million share repurchase program under which we may repurchase our ordinary shares in the open market or through privately negotiated transactions, depending on market conditions and other factors. Repurchases were funded with cash on-hand and cash flows from operations.

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

ICHOR HOLDINGS, LTD.

Date: August 8, 2018	By:	/s/ Thomas M. Rohrs
Thomas M. Rohrs
Executive Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Financial Officer (Principal Accounting and Financial Officer)