Form 10-K
period 2018-12-28
ICHOR HOLDINGS, LTD.
filed 2019-03-08
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒

There were 22,369,135 ordinary shares, $0.0001 par value, outstanding as of March 1, 2019. The aggregate market value of voting ordinary shares held by non-affiliates was $534,635,184 as of June 29, 2018, the last business day of our most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10‑K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2019 General Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

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

We use a 52 or 53 week fiscal year ending on the last Friday in December. The following table details our fiscal periods included elsewhere in this report. All references to fiscal years or quarters relate to our fiscal period as so detailed.

Fiscal Period	Period Ending	Weeks in Period
Fiscal Year 2018:	December 28, 2018	52
First Quarter	March 30, 2018	13
Second Quarter	June 29, 2018	13
Third Quarter	September 28, 2018	13
Fourth Quarter	December 28, 2018	13

Fiscal Year 2017:	December 29, 2017	52
First Quarter	March 31, 2017	13
Second Quarter	June 30, 2017	13
Third Quarter	September 29, 2017	13
Fourth Quarter	December 29, 2017	13

Fiscal Year 2016:	December 30, 2016	53
First Quarter	March 25, 2016	13
Second Quarter	June 24, 2016	13
Third Quarter	September 23, 2016	13
Fourth Quarter	December 30, 2016	14

Fiscal Year 2015	December 25, 2015	52

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

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most OEMs outsource all or a portion of the design, engineering and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are also increasingly outsourcing the design, engineering and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage the suppliers’ highly specialized engineering, design and production skills while focusing their internal resources on their own value-added processes. We believe that this outsourcing trend has enabled OEMs to reduce their costs and development time, as well as provide growth opportunities for specialized subsystems suppliers like us.

Our goal is to be a leading supplier of outsourced fluid delivery subsystems and components to OEMs engaged in manufacturing capital equipment to produce semiconductors and to leverage our technology and products to expand our addressable markets. To achieve this goal, we engage with our customers early in their design and development processes and utilize our deep engineering resources and operating expertise to jointly create innovative and advanced solutions that meet the current and future needs of our customers. These collaborations frequently involve our engineers working at our customers’ sites and serving as an extension of our customers’ product design teams. We employ this approach with three of the largest manufacturers of semiconductor capital equipment in the world. We believe this approach enables us to design subsystems that meet the precise specifications our customers demand, allows us to often be the sole supplier of these subsystems during the initial production ramp and positions us to be the preferred supplier for the full five to ten-year lifespan of the process tool.

The broad technical expertise of our engineering team, coupled with our early customer engagement approach, enables us to offer innovative and reliable solutions to complex fluid delivery challenges. With two decades of experience developing complex fluid delivery subsystems and meeting the constantly changing production requirements of leading semiconductor OEMs, we have developed expertise in fluid delivery that we offer to our OEM customers. In addition, our capital efficient model and the integration of our business systems with those of our customers provides us the flexibility to fulfill increased demand and meet changing customer requirements with relatively low levels of capital expenditures. With an aim to superior customer service, we have a global footprint with many facilities strategically located in close proximity to our customers. We have long standing relationships with top tier OEM customers, including Lam Research, Applied Materials, and ASML, which were our three largest customers by sales in 2018.

We grew our revenue from continuing operations by 26% to $823.6 million in 2018 from $655.9 million in 2017 (hereinafter, all references to “sales” or “revenue” relates to net sales from continuing operations, unless explicitly stated otherwise). We generated net income from continuing operations of $57.9 million, $56.9 million, and $20.8 million in 2018, 2017, and 2016, respectively. We generated adjusted net income from continuing operations of $75.1 million, $65.1 million, and $31.6 million in 2018, 2017, and 2016, respectively. See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Results for a discussion of adjusted net income from continuing operations, an accompanying presentation of the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States, net income from continuing operations, and a reconciliation of the differences between adjusted net income from continuing operations and net income from continuing operations.

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

Long History and Strong Relationships with Top Tier Customers

We have established deep relationships with top tier OEMs such as Lam Research, Applied Materials, and ASML, which were our three largest customers by sales in 2018. Our customers are global leaders by sales in the semiconductor capital equipment industry. Our existing relationships with our customers have enabled us to effectively compete for new fluid delivery subsystems for our customers’ next generation products in development. We leverage our deep rooted existing customer relationships with these market leaders to penetrate new business opportunities created through industry consolidation. Our close collaboration with them has contributed to our established market position and several key supplier awards.

Operational Excellence with Scale to Support the Largest Customers

Over our 19 year history of designing and building gas delivery systems, we have developed deep capabilities in operations. We have strategically located our manufacturing facilities near our customers’ locations in order to provide fast and efficient responses to new product introductions, and accommodate configuration or design changes late in the manufacturing process. We also added significant capacity in our Singapore facility to support high volume products and will continue to add capacity as needed to support future growth. In addition to providing high quality and reliable fluid delivery subsystems, one of our principal strategies is delivering the lead-times that provide our customers the required flexibility needed in their production processes. We have accomplished this by investing in manufacturing systems and processes and an efficient supply chain. Our focus on operational efficiency and flexibility allows us to reduce manufacturing cycle times in order to respond quickly to customer requests and lead-times that are often less than four weeks.

Capital Efficient and Scalable Business Model

In general, our business is not capital intensive and we are able to grow sales with a low investment in property, plant and equipment. In 2018, 2017, and 2016, our total capital expenditures were $13.9 million, $8.2 million, and $4.3 million, respectively, representing only 1.7%, 1.3%, and 1.1% of sales, respectively. The semiconductor capital equipment market has historically been cyclical. We have structured our business to minimize fixed manufacturing overhead and operating expenses to enable us to grow net income at a higher rate than sales during periods of growth. Conversely, our low fixed cost approach allows us to minimize the impact of cyclical downturns on our net income, but results in a lower level of gross margin leverage or improvement as a percentage of sales in times of increased demand. For example, from 2014 to 2018, sales grew at a compound annual growth rate, or CAGR, of 35% while adjusted net income from continuing operations grew at a CAGR of 64%. Conversely, our low fixed cost approach allows us to minimize the impact of cyclical downturns on our net income, but results in a smaller increase in gross margin as a percentage of sales in times of increased demand.

Our Growth Strategy

Our objective is to enhance our position as a leader in providing fluid delivery solutions, including subsystems, components, and tool refurbishment, to our customers by leveraging our core strengths. The key elements of our growth strategy are:

Grow Our Market Share within Existing Customer Base

We intend to grow our position within our existing customers by continuing to leverage our specialized engineering talent, early collaboration approach with OEMs to foster long-term relationships and expanded product offerings. Each of our customers produces many different process tools for various process steps. At each customer, we are an outsourced supplier of fluid delivery subsystems and components for a subset of their entire process tool offerings. We are constantly looking to expand our market share at our existing customers. We believe that our early collaborative approach with customers positions us to deliver innovative and dynamic solutions, offer timely deployment and meet competitive cost targets, further increasing our market share. Through our acquisitions of a weldment company and a precision machining company in July and December 2017, respectively, a plastic machining & fabrication company in April 2016, and a Korean gas panel supplier in April 2018, we expanded our served market and also entered the market for chemical delivery subsystems for wet process tools where we had only limited engagement in the past. Using this and our existing engineering capability, we developed a liquid delivery module and was qualified on a wet process equipment system at one of our largest customers who is a market leader in this space.

Grow Our Total Available Market at Existing Customers with Expanded Product Offerings

We continue to work with our existing core customers on additional opportunities, including chemical delivery, one of our important potential growth areas. We believe that wet processes, clean and electro chemical deposition, or ECD, that require precise chemical delivery are currently an underpenetrated market opportunity for us. By leveraging our existing customer relationships and strong reputation in fluid mechanics, we intend to increase our chemical delivery module market share and introduce additional related products. Through our acquisitions of a weldment company and a precision machining company in July and December 2017, respectively, a plastic machining & fabrication company in April 2016, and a Korean gas panel supplier in April 2018, we expanded our served market and entered the market for chemical delivery subsystems. The acquisitions allow us to manufacture and assemble the complex plastic and metal products and precision machined components for the semiconductor equipment, aerospace, and general-industrial industries, as well as provide us exposure to and growth opportunities in the Korean semiconductor capital equipment market.

Expand Our Total Customer Base within Fluid Delivery Market

We have expanded our customer base and are currently a supplier of gas delivery systems for a leading lithography system manufacturer, a leading ALD system manufacturer, and a Korean process tool OEM. We continue to actively engage with new customers that are considering outsourcing their gas and chemical delivery needs as well as expanding our components business.

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

History

We were originally incorporated as Celerity, Inc. (“Celerity”) in 1999. Our business of designing and manufacturing critical systems for semiconductor capital equipment manufacturers operated as a stand-alone business until 2009 when Celerity sold the business to a private equity fund. Francisco Partners (“FP”) acquired the business in December 2011 and formed Ichor Holdings, Ltd., an exempt company incorporated in the Cayman Islands, in March 2012 to serve as the parent company as part of a restructuring to accommodate the expansion of our business in Singapore and Malaysia. In April 2012, we acquired Semi Scenic UK Limited to provide refurbishment services for legacy tools. In April 2016, we purchased Ajax for $17.6 million to add chemical delivery subsystem capabilities with existing customers. We completed the initial public offering of our ordinary shares in December 2016. In July 2017 we acquired Cal‑Weld, Inc. (“Cal‑Weld”) for $56.2 million to add to our gas delivery subsystem and weldment capabilities. In December 2017 we acquired Talon Innovations Corporation (“Talon”) for $137.8 million to add to our gas delivery subsystem, precision machining, and component manufacturing capabilities. In April 2018, we acquired IAN Engineering Co., Ltd. (“IAN”) for $6.5 million to provide us exposure to and growth opportunities in the Korean semiconductor capital equipment market. We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth.

Customers, Sales and Marketing

We market and sell our products directly to equipment OEMs in the semiconductor equipment market. We are dependent upon a small number of customers, as the semiconductor equipment manufacturer market is highly concentrated with four companies accounting for over 80% of all process tool revenues. For 2018, our two largest customers were Lam Research and Applied Materials, which accounted for 56% and 32% of sales, respectively. We do not have long-term contracts that require customers to place orders with us in fixed or minimum volumes, and we generally operate on a purchase order basis with customers.

Our sales and marketing efforts focus on fostering close business relationships with our customers. As a result, we locate many of our account managers near the customer they support. Our sales process involves close collaboration between our account managers and engineering and operations teams. Account managers and engineers work together with customers and in certain cases provide on-site support, including attending customers’ internal meetings related to production and engineering design. Each customer project is supported by our account managers and customer support team, who ensure we are aligned with all of the customer’s quality, cost and delivery expectations.

Operations, Manufacturing and Supply Chain Management

We have developed a highly flexible manufacturing model with cost-effective locations situated nearby the manufacturing facilities of our largest customers. We have facilities in the United States, Singapore, Malaysia, the United Kingdom, and Korea.

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

Manufacturing

We are ISO 9001 certified or compliant at each of our manufacturing locations, and our manufactured subsystems and modules adhere to strict design tolerances and specifications. We operate Class 100 and Class 10,000 clean room facilities for customer-specified testing, assembly, and integration of high-purity gas and chemical delivery systems at our locations in Singapore, Oregon, Texas, and Korea. We operate additional facilities in Malaysia, Oregon, and California for weldments and related components used in our gas delivery subsystems, and we operate a separate facility in California for critical components used in our chemical delivery subsystems. We operate facilities in Minnesota and Florida for precision machining of components for sale to our customers and internal use. Our facilities are located in close proximity to our largest customers to allow us to collaborate with them on a regular basis and to enable us to deliver our products on a just-in-time basis, regardless of order size or the degree of changes in the applicable configuration or specifications.

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

We have built a team of fluid delivery experts. As of December 28, 2018, our engineering team consisted of approximately 75 engineers and designers with mechanical, electrical, chemical, systems and software expertise. Our engineers are closely connected with our customers and typically work at our customers’ sites and operate as an extension of our customers’ design team. We engineer within our customers’ processes, design vaults, drawing standards and part numbering systems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. The majority of our sales are generated from projects during which our engineers cooperated with our customer early in the design cycle. Through this early collaborative process, we become an integral part of our customers’ design and development processes, and we are able to quickly anticipate and respond to our customers’ changing requirements.

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

Competition

The markets for our products are very competitive. When we compete for new business, we face competition from other suppliers of gas or chemical delivery subsystems, and in some cases with the internal manufacturing groups of OEMs. While many OEMs have outsourced the design and manufacture of their gas and chemical delivery systems, we would face additional competition if in the future these OEMs elected to develop these systems internally.

The fluid delivery subsystem market is concentrated and we face competition primarily from Ultra Clean Technology, with some competition from regional suppliers. The chemical delivery subsystem, weldment and precision machining industries are fragmented and we face competition from numerous smaller suppliers. In addition, the market for tool refurbishment is fragmented and we compete with many regional competitors. The primary competitive factors we emphasize include:

•	early engagement with customers;
•	size and experience of engineering staff;
•	design-to-delivery cycle times;
•	flexible manufacturing capabilities; and
•	customer relationships.

We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition. We anticipate that increased competitive pressures may cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets.

Intellectual Property

Our success depends, in part, upon our ability to maintain and protect our technology and products and to conduct our business without infringing the proprietary rights of others. We continue to invest in securing intellectual property protection for our technology and products and protect our technology by, among other things, filing patent applications. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, copyrights and trademarks, to protect our proprietary rights. We have historically focused our patent protection efforts in the United States. As of December 28, 2018, we held 47 patents, 19 of which were U.S. patents. While we consider our patents to be valuable assets, we do not believe the success of our business or our overall operations are dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our business.

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

Employees and Labor Relations

As of December 28, 2018, we had approximately 1,305 full‑time employees and 185 contract or temporary workers, which allow flexibility as business conditions and geographic demand change. Of our total employees, approximately 75 are engineers, 60 are engaged in sales and marketing, 1,255 are engaged in manufacturing, and 100 perform executive and administrative functions. None of our employees are unionized, but in various countries, local law requires our participation in works councils. We have not experienced any material work stoppages at any of our facilities. We consider our relationship with our employees to be good.

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

The semiconductor capital equipment industry is highly concentrated and has experienced significant consolidation in recent years. As a result, a relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue for the foreseeable future. For 2018, our top two customers accounted for approximately 56% and 32%, respectively, of sales, and we expect that our sales will continue to be concentrated among a very small number of customers. We do not have any long-term contracts that require customers to place orders with us in fixed or minimum volumes. Accordingly, the success of our business depends on the success of our customers and those customers and other OEMs continuing to outsource the manufacturing of critical subsystems and process solutions to us. Because of the small number of OEMs in the markets we serve, a number of which are already our customers, it would be difficult to replace lost sales resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to a reduction in the amount of outsourcing they do, their giving orders to our competitors, their acquisition by an OEM who is not a customer or with whom we do less business, or otherwise. We have in the past lost business from customers for a number of these reasons. If we are unable to replace sales from customers who reduce the volume of products and services they purchase from us or terminate their relationship with us entirely, such events could have a material adverse impact on our business, financial condition and results of operations.

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

We may be the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber-attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale and our role in the financial services industry, the outsourcing of some of our business operations, the ongoing shortage of qualified cyber-security professionals, and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber-attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber-security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations.

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

As of December 28, 2018, we had $170.6 million of indebtedness outstanding under our term loan facility and $34.2 million of indebtedness outstanding under our revolving credit facility (our “Credit Facilities”). The outstanding amount of our Credit Facilities reflected in our consolidated financial statements included elsewhere in this report is net of $3.9 million of debt issuance costs. We may incur additional indebtedness in the future. Our Credit Facilities contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:

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

As of December 28, 2018, we had approximately 1,305 full time employees and 185 contract or temporary workers worldwide. None of our employees are unionized, but in various countries, local law requires our participation in works councils. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in manufacturing, and we cannot assure you that alternate qualified capacity would be available on a timely basis, or at all. As a result, labor disruptions at any of our facilities could materially adversely affect our business, financial condition and results of operations.

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

During the second quarter of 2017, we identified a material weakness in our internal control over financial reporting related to ineffective periodic risk assessment over control activities that ensure the ending inventory balances of our Malaysia and Singapore subsidiaries were recorded at the appropriate U.S. Dollar functional currency rate. During our previous consolidation process, we had a manual process that translated these inventory balances into the U.S. Dollar functional currency at incorrect rates for these subsidiaries due to system limitations, and we did not implement a control to reconcile the ending inventory balance at our Malaysia and Singapore subsidiaries to the final inventory balance reported in our consolidated financial statements. This material weakness resulted in an accumulated overstatement of inventory as of March 31, 2017 of approximately $1.8 million. We corrected this overstatement in the second quarter of 2017 with a charge to cost of sales of $1.8 million. Additionally, we re‑implemented our Oracle system, which allows for a systems‑based calculation of inventory purchases and ending inventory at the proper U.S. Dollar functional currency rates, and implemented a control to reconcile the final Malaysia and Singapore inventory sub‑ledger balances to the final balances recorded in consolidation. These improvements to our internal controls, implemented during 2017, were in place and demonstrated a sustained period of effective operation during 2017 to enable management of the Company to conclude the material weakness has been remediated as of December 29, 2017.

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
•

changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of ordinary shares by our shareholders, our incurrence of additional debt or our failure to comply with the agreements governing our Credit Facilities;

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

We may seek to raise additional capital from time to time in the future, which may involve the issuance of additional ordinary shares, or securities convertible into ordinary shares. Sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur, could adversely affect the price of our ordinary shares and could impair our ability to raise capital through the sale of additional shares.

We are an “emerging growth company” and have elected to comply with reduced public company reporting requirements, which could make our ordinary shares less attractive to investors.

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

Based on the value of our assets and the composition of our income and assets, we do not believe we were treated as a PFIC for U.S. federal income purposes for our taxable year ending December 28, 2018. However, the determination of PFIC status is based on an annual determination that cannot be made until the close of a taxable year, involves extensive factual investigation, including ascertaining the fair market value of all of our assets on a quarterly basis and the character of each item of income that we earn, and is subject to uncertainty in several respects. Accordingly, we cannot assure you that we were not treated as a PFIC for our taxable year ending December 28, 2018, or will not be treated as a PFIC for any future taxable year or that the IRS will not take a contrary position.

If we are a PFIC for any taxable year during which a U.S. person holds ordinary shares, certain adverse U.S. federal income tax consequences could apply to such U.S. person. You are strongly urged to consult your tax advisors as to whether or not we will be a PFIC.

If a U.S. person is treated as owning at least 10% of our shares, such person may be subject to adverse U.S. federal income tax consequences.

If a U.S. person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in the Company's group (if any).  Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are or are not treated as a controlled foreign corporation).

A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in United States property by controlled foreign corporations, whether or not the Company makes any distributions.  An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation.  A failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent starting of the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due.  We cannot provide any assurances that we will assist investors in determining whether we or any of our current or future non-U.S. subsidiaries are treated as a controlled foreign corporation or whether such investor is treated as a United States shareholder with respect to any of such controlled foreign corporations.  In addition, we cannot provide assurances we will furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.

A U.S. investor should consult its own advisors regarding the potential application of these rules to its investment in the shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 3185 Laurelview Ct., Fremont, California 94538. As of December 28, 2018, our principal manufacturing and administrative facilities, including our executive offices, comprises approximately 580,700 square feet. All of our facilities are leased, which allows for flexibility as business conditions and geographic demand change. The table below sets forth the approximate square footage of each of our facilities.

Location	Approximate Square Footage
Austin, Texas	25,700
East Blantyre, Scotland	37,700
Fremont, California	62,800
Seoul, Korea	15,200
Osakis, Minnesota	22,300
Sauk Rapids, Minnesota	58,600
Selangor, Malaysia	31,900
Singapore	97,700
Tampa, Florida	32,600
Tualatin, Oregon	143,400
Union City, California	52,800

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

The following table sets forth the high and low closing prices per share of our ordinary shares as reported by the NASDAQ for the period indicated.

	High	Low
2018
Fourth Quarter	$20.89	$14.51
Third Quarter	$25.93	$18.99
Second Quarter	$26.98	$20.53
First Quarter	$34.35	$21.34
2017
Fourth Quarter	$34.28	$23.61
Third Quarter	$26.80	$18.03
Second Quarter	$27.88	$17.14
First Quarter	$19.83	$11.55

Holders of Record

On March 1, 2019, there were 3 holders of record of our ordinary shares. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

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

Share Repurchase Program

Information related to repurchases of our ordinary shares during 2018 is as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Amount Available Under Repurchase Program (1)
	(dollars in thousands, except share and per share amounts)
Amount available at February 15, 2018				$50,000
Quarter ended March 30, 2018	195,750	$25.54	195,750	$45,000
Quarter ended June 29, 2018	1,061,855	$23.52	1,061,855	$20,030
Board authorization, $50 million increase, August 18, 2018				$70,030
Quarter ended September 28, 2018	1,424,359	$21.31	1,424,359	$39,683
October 2018	1,030,934	$19.06	1,030,934	$20,030
November 2018	315,007	$15.90	315,007	$15,021
December 2018	311,624	$16.04	311,624	$10,021
Year ended December 28, 2018	4,339,529	$20.73	4,339,529	$10,021

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

Our ordinary shares are listed for trading on the NASDAQ under the symbol “ICHR.” The Stock Price Performance Graph set forth below plots the cumulative total shareholder return on a monthly basis of our ordinary shares from December 9, 2016, the date on which our shares began trading, through December 28, 2018, with the cumulative total return of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index over the same period. The comparison assumes $100 was invested on December 9, 2016 in the ordinary shares of Ichor Holdings, Ltd., in the Nasdaq Composite Index, and in the PHLX Semiconductor Sector Index and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present our historical selected consolidated financial data. The selected consolidated statement of operations data for 2018, 2017, and 2016, and the selected balance sheet data as of December 28, 2018 and December 29, 2017, are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data for 2015 and balance sheet data as of December 30, 2016 and December 25, 2015 are derived from our audited consolidated financial statements not included in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Net sales	$823,611	$655,892	$405,747	$290,641
Cost of sales (1)	687,474	555,131	340,352	242,087
Gross profit	136,137	100,761	65,395	48,554
Operating expenses:
Research and development (1)	9,355	7,899	6,383	4,813
Selling, general and administrative (1)	47,448	37,802	28,126	24,729
Amortization of intangible assets	15,369	8,880	7,015	6,411
Total operating expenses	72,172	54,581	41,524	35,953
Operating income	63,965	46,180	23,871	12,601
Interest expense	9,987	3,277	4,370	3,831
Other income, net	(241)	(126)	(629)	(46)
Income from continuing operations before income taxes	54,219	43,029	20,130	8,816
Income tax benefit from continuing operations (2)	(3,664)	(13,886)	(649)	(3,991)
Net income from continuing operations	57,883	56,915	20,779	12,807
Discontinued operations:
Loss from discontinued operations before taxes	—	(722)	(4,077)	(7,406)
Income tax expense (benefit) from discontinued operations	—	(261)	40	(225)
Net loss from discontinued operations	—	(461)	(4,117)	(7,181)
Net income	57,883	56,454	16,662	5,626
Less: Preferred share dividend	—	—	—	(22,127)
Less: Undistributed earnings attributable to preferred shareholders	—	—	(15,284)	—
Net income (loss) attributable to ordinary shareholders	$57,883	$56,454	$1,378	$(16,501)
Net income (loss) per share from continuing operations attributable to ordinary shareholders: (3)
Basic	$2.34	$2.27	$1.14	$(292.39)
Diluted	$2.30	$2.17	$0.87	$(292.39)
Net income (loss) per share attributable to ordinary shareholders: (3)
Basic	$2.34	$2.25	$0.92	$(517.68)
Diluted	$2.30	$2.15	$0.70	$(517.68)
Shares used to compute net income (loss) from continuing operations per share attributable to ordinary shareholders: (3)
Basic	24,706,542	25,118,031	1,503,296	31,875
Diluted	25,128,055	26,218,424	1,967,926	31,875
Shares used to compute net income (loss) per share attributable to ordinary shareholders: (3)
Basic	24,706,542	25,118,031	1,503,296	31,875
Diluted	25,128,055	26,218,424	1,967,926	31,875

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and restricted cash	$43,834	$69,304	$52,648	$24,188
Working capital	$123,821	$131,233	$56,020	$24,860
Total assets	$485,489	$557,684	$282,491	$198,023
Total long-term debt (4)	$204,787	$189,535	$39,830	$65,000
Preferred shares	$—	$—	$—	$142,728
Total shareholders’ equity	$198,326	$216,762	$141,659	$74,678

(1)	Share-based compensation included in the consolidated statement of operations data above was as follows:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands)
Share-Based Compensation Expense:
Cost of sales	$608	$118	$20	$105
Research and development	530	—	—	—
Selling general and administrative	6,439	2,112	3,196	1,013
Total share-based compensation expense	$7,577	$2,230	$3,216	$1,118

(2)

During 2018, income tax benefit from continuing operations consists primarily of the impact of U.S. operations, offset by discrete tax benefits, including the release of a valuation allowance against our foreign tax credit carryforwards we now expect to realize as a result of additional analysis of the Tax Cuts and Jobs Act and stock option exercises. During 2017, it consisted primarily of the impact of foreign operations, including withholding taxes, offset by a $7.6 million tax benefit as a result of our acquisitions (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report), a $5.9 million tax benefit from revaluing our deferred taxes from 35% to 21% due to the Tax Cuts and Jobs Act, and a $1.6 million benefit from re-characterizing intercompany debt to equity between our U.S. and Singapore entities related to the reversal of previously accrued withholding taxes. During 2016 and 2015, it consisted primarily of the impact of foreign operations, including withholding taxes, offset by a tax benefit in 2016 as a result of our acquisition (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report).

(3)

Please see Note 14 – Earnings per Share of our consolidated financial statements included elsewhere in this report for an explanation of the calculations of our actual basic and diluted net income per share and our pro forma unaudited basic and diluted net income per share.

(4)	Does not include debt issuance costs of $3.9 million, $2.8 million, $1.9 million, and $2.4 million as of December 28, 2018, December 29, 2017, December 30, 2016, and December 25, 2015, respectively.

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

We have a global footprint with production facilities in Malaysia, Singapore, Korea, California, Florida, Minnesota, Oregon, and Texas. In 2018, 2017, and 2016, our two largest customers by revenue were Lam Research and Applied Materials.

The following summarizes key financial information for the periods indicated:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016

Net sales	$823,611	$655,892	$405,747
Gross profit	$136,137	$100,761	$65,395
Gross margin	16.5%	15.4%	16.1%
Operating expenses	$72,172	$54,581	$41,524
Operating income	$63,965	$46,180	$23,871
Net income from continuing operations, GAAP	$57,883	$56,915	$20,779
Net income from continuing operations, Non-GAAP	$75,052	$65,060	$31,596

We increased operating income by $17.8 million, or 38.5%, in 2018, contemporaneous with a 25.6% increase in revenue, as we maintained leverage over our operating expenses and exercised strong cost control. Operating income was also impacted beneficially by our acquisitions of Talon and Cal‑Weld in the second half of 2017, partially offset by amortization expense resulting from intangible assets recorded when we acquired Talon and Cal‑Weld.

Net income from continuing operations, on a GAAP basis, increased $1.0 million. Included in net income from continuing operations are (1) discrete tax benefits recognized in 2017 related to acquisitions, re-characterizing intercompany debt to equity, and the impact of the 2017 Tax Cuts and Jobs Act that did not repeat in 2018; and (2) $6.7 million in increased interest expense in 2018 as a result of increased borrowings relating to our acquisitions in the second half of 2017.

Net income from continuing operations on a Non-GAAP basis, which excludes the impact of the aforementioned discrete tax benefits as well as share-based compensation expense, amortization expense, and other non-recurring items, rose by $10.0 million, or 15.4%, in 2018. See “Non-GAAP Results” for a discussion of adjusted net income from continuing operations, an accompanying presentation of the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States, net income from continuing operations, and a reconciliation of the differences between adjusted net income from continuing operations and net income from continuing operations.

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

Cyclicality of Semiconductor Device Industry

Our business is indirectly subject to the cyclicality of the semiconductor device industry. In 2018, we derived approximately 98% of our sales from the semiconductor device industry. Demand for semiconductor devices can fluctuate significantly based on changes in general economic conditions, including consumer spending, demand for the products that include these devices and other factors. These fluctuations have in the past resulted in significant variations in our results of operations. The cyclicality of the semiconductor device industries will continue to impact our results of operations in the future.

Customer Concentration

The number of capital equipment manufacturers for the semiconductor device industry is significantly consolidated, resulting in a small number of large manufacturers. Our customers are a significant component of this consolidation, resulting in our sales being concentrated in a few customers. In 2018, our top three customers were Lam Research, Applied Material, and ASML, with Lam Research and Applied Materials accounting for approximately 56% and 32% of sales, respectively. The sales we generated from these customers in 2018 were spread across 35 different product lines utilized in 13 unique manufacturing process steps. We believe the diversity of products that we provide to these customers, combined with the fact that our customers use our products on numerous types of process equipment, lessens the impact of the inherent concentration in the industry. Our customers often require reduced prices or other pricing, quality or delivery commitments as a condition to their purchasing from us in any given period or increasing their purchase volume, which can, among other things, result in reduced gross margins in order to maintain or expand our market share. Although we do not have any long-term contracts that require customers to place orders with us, Lam Research and Applied Materials have been our customers for over 10 years.

Acquisitions

We acquired Cal‑Weld, a California-based leader in the design and fabrication of precision, high purity industrial components, subsystems, and systems, in July 2017 for $56.2 million. We also acquired Talon, a Minnesota-based leader in the design and manufacturing of high precision machined parts used in leading edge semiconductor tools, in December 2017 for $137.8 million. On a combined basis, these acquisitions contributed approximately $57.5 million to sales in 2017. We acquired IAN, a Seoul-based leader in providing locally-sourced design and manufacturing of gas delivery systems to customers in South Korea, for $6.5 million, which contributed $7.7 million to sales in 2018. These acquisitions continue to have a significant impact on our financial position and results of operations. We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth, and any such acquisitions could have a material impact on our business and results of operations.

Components of Our Results of Operations

The following discussion sets forth certain components of our statements of operations as well as significant factors that impact those items.

Sales

We generate sales primarily from the design, manufacture, and sale of subsystems and components for semiconductor capital equipment. Sales are recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our shipping terms are generally “shipping point.” Accordingly, control transfers, and sales are recognized, at this point-in-time.

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

Operating Expenses

Our operating expenses primarily include research and development and sales, general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation and, with regard to sales and marketing expense, sales commissions. Operating expenses also include overhead costs for facilities, IT and depreciation. In addition, our operating expenses include costs related to amortization of intangible assets and restructuring costs.

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

Other Income, Net

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

Income Tax Benefit

During 2018, income tax benefit from continuing operations consists primarily of the impact of U.S. operations, offset by discrete tax benefits, including the release of a valuation allowance against our foreign tax credit carryforwards we now expect to realize as a result of additional analysis of the Tax Cuts and Jobs Act and stock option exercises. During 2017, income tax benefit from continuing operations consists primarily of the impact of foreign operations, including withholding taxes, offset by a $7.6 million tax benefit as a result of our acquisitions (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report), a $5.9 million tax benefit from revaluing our deferred taxes from 35% to 21% due to the Tax Cuts and Jobs Act, and a $1.6 million benefit from re-characterizing intercompany debt to equity between our U.S. and Singapore entities related to the reversal of previously accrued withholding taxes. During 2016 and 2015, income tax benefit from continuing operations consisted primarily of the impact of foreign operations, including withholding taxes, offset by a tax benefit in 2016 as a result of our acquisition.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Sales	$823,611	$655,892	$405,747
Cost of sales	687,474	555,131	340,352
Gross profit	136,137	100,761	65,395
Operating expenses:
Research and development	9,355	7,899	6,383
Selling, general, and administrative	47,448	37,802	28,126
Amortization of intangible assets	15,369	8,880	7,015
Total operating expenses	72,172	54,581	41,524
Operating income	63,965	46,180	23,871
Interest expense	9,987	3,277	4,370
Other income, net	(241)	(126)	(629)
Income from continuing operations before income taxes	54,219	43,029	20,130
Income tax benefit from continuing operations	(3,664)	(13,886)	(649)
Net income from continuing operations	57,883	56,915	20,779
Discontinued operations:
Loss from discontinued operations before taxes	—	(722)	(4,077)
Income tax expense from discontinued operations	—	(261)	40
Net loss from discontinued operations	—	(461)	(4,117)
Net income	$57,883	$56,454	$16,662

The following table sets forth our results of operations as a percentage of our total sales for the periods presented.

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016

Consolidated Statements of Operations Data:
Sales	100.0	100.0	100.0
Cost of sales	83.5	84.6	83.9
Gross profit	16.5	15.4	16.1
Operating expenses:
Research and development	1.1	1.2	1.6
Selling, general, and administrative	5.8	5.8	6.9
Amortization of intangible assets	1.9	1.4	1.7
Total operating expenses	8.8	8.3	10.2
Operating income	7.8	7.0	5.9
Interest expense	1.2	0.5	1.1
Other income, net	0.0	0.0	(0.2)
Income from continuing operations before income taxes	6.6	6.6	5.0
Income tax benefit from continuing operations	(0.4)	(2.1)	(0.2)
Net income from continuing operations	7.0	8.7	5.1
Discontinued operations:
Loss from discontinued operations before taxes	0.0	(0.1)	(1.0)
Income tax expense from discontinued operations	0.0	0.0	0.0
Net loss from discontinued operations	0.0	(0.1)	(1.0)
Net income	7.0	8.6	4.1

Comparison of Fiscal Years 2018 and 2017

Sales

	Year Ended		Change
	December 28, 2018	December 29, 2017	Amount	%
	(dollars in thousands)
Net sales	$823,611	$655,892	$167,719	25.6%

The increase in net sales from 2017 to 2018 was primarily related to an increase in volume resulting from industry growth, our acquisitions of Cal‑Weld, Talon, and IAN, and market share gains. We refer to the volume of purchases from us by a customer of ours relative to its other suppliers as our market share of that customer. On a geographic basis, sales in the U.S. increased by $116.1 million to $502.8 million, and foreign sales increased by $51.6 million to $320.9 million.

Cost of Sales and Gross Margin

	Year Ended		Change
	December 28, 2018	December 29, 2017	Amount	%
	(dollars in thousands)
Cost of sales	$687,474	$555,131	$132,343	23.8%
Gross profit	$136,137	$100,761	$35,376	35.1%
Gross margin	16.5%	15.4%		+ 110 bps

The increase in cost of sales and gross profit from 2017 to 2018 was primarily due to increased sales volume and our acquisitions of Cal‑Weld and Talon in the third and fourth quarters of 2017, respectively.

The 110 basis point increase in our gross margin was primarily due to the accretive impact of our acquisitions of Cal‑Weld and Talon. The increase was due to the following: (1) 70 basis points from sales accretive to gross margin, primarily from our acquisitions of Cal‑Weld and Talon; (2) 20 basis points from a charge to cost of sales of $4.8 million (0.6% of revenue) and $5.2 million (0.8% of revenue) in 2018 and 2017, respectively, due to recording acquired inventory at fair value; and (3) 20 basis points from a $1.8 million charge to cost of sales in the second quarter of 2017 from an error correction relating to translated inventory balances at our Malaysia and Singapore subsidiaries using an incorrect foreign currency rate.

Research and Development

	Year Ended		Change
	December 28, 2018	December 29, 2017	Amount	%
	(dollars in thousands)
Research and development	$9,355	$7,899	$1,456	18.4%

The increase in research and development expenses from 2017 to 2018 was primarily due to incremental expenses from our acquisition of Talon, increased share-based compensation expense, and an increase in headcount and other program expenses to support additional new product developments.

Selling, General and Administrative

	Year Ended		Change
	December 28, 2018	December 29, 2017	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$47,448	$37,802	$9,646	25.5%

The increase in selling, general, and administrative expense from 2017 to 2018 was primarily due to $8.6 million in incremental operating expenses from our acquisitions of Cal‑Weld, Talon, and IAN, a $4.5 million increase in share-based compensation expense (inclusive of $2.9 million associated with modifying our former CFO’s equity awards), $1.1 million in non-equity separation benefits for former CFO, and $1.1 million in various costs to support growth, partially offset by a $2.2 million decrease in acquisition-related expenses, a $1.3 million credit from derecognizing our IAN earn-out liability, a $1.0 million charge in the third quarter of 2017 from a final arbitration ruling on our working capital claim with the sellers of Ajax, and $1.0 million in expense incurred in 2017 associated with the secondary offerings of our shares by affiliates of our former principal shareholder, FP.

Amortization of Intangible Assets

	Year Ended		Change
	December 28, 2018	December 29, 2017	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$15,369	$8,880	$6,489	73.1%

The increase in amortization expense from 2017 to 2018 was due to incremental amortization expense from intangible assets acquired in connection with our acquisitions of Cal‑Weld and Talon in the second half of 2017 and IAN in the second quarter of 2018. The fair value assigned to intangible assets acquired in connection with our acquisition IAN is still preliminary.

Interest Expense, Net

	Year Ended		Change
	December 28, 2018	December 29, 2017	Amount	%
	(dollars in thousands)
Interest expense	$9,987	$3,277	$6,710	204.8%

The increase in interest expense from 2017 to 2018 was primarily due to an increase in the average amount borrowed, which was primarily due to our acquisition of Talon in December 2017, resulting in an additional $120.0 million borrowed. Our average amount borrowed in 2018 was $196.6 million compared to $58.9 million in 2017. Our weighted average interest rate was 4.36% in 2018 compared to 4.30% in 2017.

Other Income, Net

	Year Ended		Change
	December 28, 2018	December 29, 2017	Amount	%
	(dollars in thousands)
Other income, net	$(241)	$(126)	$(115)	91.3%

The change in other income, net for 2018 was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound, and a gain of $0.2 million on the sale of our cost method investment, CHawk Technology International, Inc. (“CHawk”) in the first quarter of 2017 that did not repeat in the first quarter of 2018.

Income Tax Benefit from Continuing Operations

	Year Ended		Change
	December 28, 2018	December 29, 2017	Amount	%
	(dollars in thousands)
Income tax benefit from continuing operations	$(3,664)	$(13,886)	$10,222	-73.6%

The decrease in income tax benefit from 2017 to 2018 was primarily due to $12.7 million in discrete tax benefits recognized in 2017 relating to the reversal of previously accrued withholding taxes from our re-characterization of intercompany debt to equity, our acquisitions of Talon and Cal‑Weld, and the impact of the Tax Cuts and Jobs Act that did not repeat in 2018, a $4.2 million decrease in excess tax benefits from share-based compensation from 2017 to 2018, and a $2.4 million decrease in permanently disallowed expenses in 2018, partially offset by a $4.1 million tax benefit recognized due to the release of a valuation allowance against foreign tax credit carryforwards in the second quarter of 2018.

Comparison of Fiscal Years 2017 and 2016

Sales

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Net sales	$655,892	$405,747	$250,145	61.7%

The increase in sales from 2016 to 2017 was primarily related to an increase in volume resulting from industry growth, our acquisitions of Cal‑Weld and Talon, and market share gains. The volume increase was due to an approximate 6.1%, or approximately $77.8 million, increase in our market share at our two largest customers, which includes the acquisitions of Cal‑Weld and Talon, and an approximately $172.3 million increase in the volume of purchases primarily by our two largest customers driven by overall industry growth. We refer to the volume of purchases from us by a customer of ours relative to its other suppliers as our market share of that customer. On a geographic basis, sales in the U.S. increased by $143.4 million in 2017 to $386.6 million. Foreign sales increased by $80.2 million in 2017 to $269.3 million.

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

As discussed in Note 1 – Basis of Presentation to the consolidated financial statements, we recorded a charge to cost of sales of $1.8 million in the second quarter of 2017 due to the correction of an error related to translating inventory balances at our Singapore and Malaysia subsidiaries. The impact of this charge accounts for a decrease to reported gross margin of 30 basis points in 2017.

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

Selling, General and Administrative

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Selling, general and administrative	$37,802	$28,126	$9,676	34.4%

The increase in selling, general, and administrative expense from 2016 to 2017 was primarily due to increased acquisition‑related expenses from our acquisitions of Cal‑Weld and Talon, incremental Cal‑Weld and Talon operating expenses incurred subsequent to the acquisition, increased expenses resulting from the secondary offerings of our ordinary shares by FP, increased public company costs, increased incentive compensation on improved performance to operating targets, and increased headcount expense to support increased sales volume.

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

The increase in amortization expense from 2016 to 2017 was due to incremental amortization expense from intangible assets acquired in connection with our acquisition of Ajax in the second quarter of 2016, and our acquisitions of Talon and Cal‑Weld in the second half of 2017.

Interest Expense, Net

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Interest expense	$3,277	$4,370	$(1,093)	-25.0%

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

Total borrowings outstanding at December 29, 2017, net of debt issuance costs, was $186.7 million, compared to $37.9 million at December 30, 2016.

Other Income, Net

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Other income, net	$(126)	$(629)	$503	-80.0%

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

Income Tax Benefit from Continuing Operations

	Year Ended		Change
	December 29, 2017	December 30, 2016	Amount	%
	(dollars in thousands)
Income tax benefit from continuing operations	$(13,886)	$(649)	$(13,237)	n/m

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

Non-GAAP Results

Management uses non-GAAP adjusted net income from continuing operations to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP adjusted net income from continuing operations is defined as: net income from continuing operations excluding (1) amortization of intangible assets, share-based compensation expense, non-recurring expenses including adjustments to the cost of goods sold, and the tax adjustments related to those non-GAAP adjustments; and (2) non-recurring discrete tax items including tax impacts from releasing a valuation allowance related to foreign tax credits to the extent they are present in gross profit, operating income, and net income from continuing operations. Non-GAAP adjusted diluted EPS is defined as non-GAAP adjusted net income from continuing operations divided by weighted average diluted ordinary shares outstanding during the period.

The following table presents our unaudited non‑GAAP adjusted net income from continuing operations and a reconciliation from net income from continuing operations, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
Net income from continuing operations	$57,883	$56,915	$20,779
Non-GAAP adjustments:
Amortization of intangible assets	15,369	8,880	7,015
Share-based compensation (1)	7,577	2,230	3,216
Other non-recurring expense, net (2)	1,727	4,767	2,988
Tax adjustments related to non-GAAP adjustments	(8,203)	(626)	(131)
Tax benefit from acquisitions (3)	—	(7,582)	(2,271)
Tax benefit from re-characterizing intercompany debt to equity (4)	—	(1,627)	—
Tax impact from tax law change (5)	—	(5,911)	—
Tax benefit from release of valuation allowance (6)	(4,140)	—	—
Adjustments to cost of goods sold (7)	—	1,752	—
Fair value adjustment to inventory from acquisitions (8)	4,839	5,230	—
Loss on Ajax acquisition arbitration settlement (9)	—	1,032	—
Non-GAAP adjusted net income from continuing operations	$75,052	$65,060	$31,596
Non-GAAP adjusted diluted EPS	$2.99	$2.48	$1.31
Shares used to compute diluted EPS	25,128,055	26,218,424	24,188,881

(1)	Included in share-based compensation for 2018 is $2.9 million from accelerating the vesting of our former CFO’s equity awards pursuant to separation benefits that became effective in January 2018.
(2)

Included in this amount for fiscal year 2018 are (i) expenses associated with separation benefits for our former CFO that became effective in January 2018, (ii) a gain on the extinguishment of an earn-out liability recorded in connection with our acquisition of IAN in April 2018 which will not be paid, and (iii) acquisition-related expenses, comprised primarily of expense associated with a two year retention agreement between key management personnel of IAN.

Included in this amount for 2017 are (i) acquisition-related expenses, (ii) expenses incurred in connection with sales or other dispositions of our ordinary shares by affiliates of FP, (iii) executive search expenses incurred in connection with replacing the Company’s Chief Financial Officer, (iv) a refund of previously paid consulting fees from FP Consulting (“FPC”), and (v) a gain on sale of our investment in CHawk.

Included in this amount for 2016 are (i) acquisition-related expenses, (ii) bonuses paid to members of our management in connection with the cash dividend paid by us in August 2015, (iii) consulting fees paid to FPC, and (iv) IPO preparation expenses.

(3)

We recorded $2.3 million in tax benefit in the fourth quarter of 2017 and $5.3 million in the third quarter of 2017 in connection with our acquisitions of Talon and Cal‑Weld, respectively. We recorded $2.3 million in tax benefits in the second quarter of 2016 in connection with its acquisition of Ajax.

(4)

In the third quarter of 2017, we re-characterized intercompany debt to equity between our U.S. and Singapore entities resulting in a tax benefit of $1.6 million related to the reversal of previously accrued withholding taxes.

(5)	This adjustment represents the impact of U.S. corporate tax reform.
(6)	Represents the release of a valuation allowance against our foreign tax credit carryforwards we now expect to realize as a result of additional analysis of the Tax Cuts and Jobs Act.
(7)

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

(8)

As part of our purchase price allocations for our acquisitions of Cal‑Weld in July 2017 and Talon in December 2017 and our preliminary purchase price allocation for our acquisition of IAN in April 2018, we recorded acquired-inventory at fair value, resulting in a fair value step-up of $3.6 million, $6.2 million, and $0.3 million, respectively. These amounts were subsequently released to cost of sales as acquired-inventory was sold.

(9)

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

	Three Months Ended
	December 28, 2018	September 28, 2018	June 29, 2018	March 30, 2018	December 29, 2017	September 29, 2017	June 30, 2017	March 31, 2017
	(in thousands, except share and per share amounts)
Sales	$141,402	$175,207	$248,973	$258,029	$182,936	$164,519	$159,733	$148,704
Cost of sales	119,953	146,993	205,098	215,430	153,892	140,323	136,227	124,689
Gross profit	21,449	28,214	43,875	42,599	29,044	24,196	23,506	24,015
Operating expenses:
Research and development	2,203	2,123	2,577	2,452	2,213	1,992	1,950	1,744
Selling, general and administrative	9,432	10,658	11,647	15,711	11,530	11,430	7,984	6,858
Amortization of intangible assets	3,833	3,885	3,772	3,879	3,062	2,220	1,803	1,795
Total operating expenses	15,468	16,666	17,996	22,042	16,805	15,642	11,737	10,397
Operating income	5,981	11,548	25,879	20,557	12,239	8,554	11,769	13,618
Interest expense	2,627	2,553	2,303	2,504	1,173	739	675	690
Other expense (income), net	(181)	(84)	(217)	241	199	73	151	(549)
Income from continuing operations before income taxes	3,535	9,079	23,793	17,812	10,867	7,742	10,943	13,477
Income tax expense (benefit) from continuing operations	50	(558)	(4,247)	1,091	(8,328)	(6,556)	473	525
Net income from continuing operations	3,485	9,637	28,040	16,721	19,195	14,298	10,470	12,952
Discontinued operations:
Loss from discontinued operations before taxes	—	—	—	—	(1)	—	(610)	(111)
Income tax expense (benefit) from discontinued operations	—	—	—	—	(270)	8	—	1
Net income (loss) from discontinued operations	—	—	—	—	269	(8)	(610)	(112)
Net income	3,485	9,637	28,040	16,721	19,464	14,290	9,860	12,840
Diluted net income per share from continuing operations:	$0.15	$0.39	$1.07	$0.63	$0.72	$0.54	$0.40	$0.51
Diluted net income per share:	$0.15	$0.39	$1.07	$0.63	$0.73	$0.54	$0.38	$0.50
Shares used to compute diluted net income per share:	23,014,317	24,674,912	26,120,717	26,734,710	26,656,065	26,278,147	26,063,527	25,640,089

The following table sets forth our unaudited quarterly consolidated statement of operations data as a percentage of sales for the periods indicated.

	Three Months Ended
	December 28, 2018	September 28, 2018	June 29, 2018	March 30, 2018	December 29, 2017	September 29, 2017	June 30, 2017	March 31, 2017

Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of sales	84.8	83.9	82.4	83.5	84.1	85.3	85.3	83.9
Gross profit	15.2	16.1	17.6	16.5	15.9	14.7	14.7	16.1
Operating expenses:
Research and development	1.6	1.2	1.0	1.0	1.2	1.2	1.2	1.2
Selling, general and administrative	6.7	6.1	4.7	6.1	6.3	6.9	5.0	4.6
Amortization of intangible assets	2.7	2.2	1.5	1.5	1.7	1.3	1.1	1.2
Total operating expenses	10.9	9.5	7.2	8.5	9.2	9.5	7.3	7.0
Operating income	4.2	6.6	10.4	8.0	6.7	5.2	7.4	9.2
Interest expense	1.9	1.5	0.9	1.0	0.6	0.4	0.4	0.5
Other expense (income), net	(0.1)	0.0	(0.1)	0.1	0.1	0.0	0.1	(0.4)
Income from continuing operations before income taxes	2.5	5.2	9.6	6.9	5.9	4.7	6.9	9.1
Income tax expense (benefit) from continuing operations	0.0	(0.3)	(1.7)	0.4	(4.6)	(4.0)	0.3	0.4
Net income from continuing operations	2.5	5.5	11.3	6.5	10.5	8.7	6.6	8.7
Discontinued operations:
Loss from discontinued operations before taxes	0.0	0.0	0.0	0.0	0.0	0.0	(0.4)	(0.1)
Income tax expense (benefit) from discontinued operations	0.0	0.0	0.0	0.0	(0.1)	0.0	0.0	0.0
Net income (loss) from discontinued operations	0.0	0.0	0.0	0.0	0.1	0.0	(0.4)	(0.1)
Net income	2.5	5.5	11.3	6.5	10.6	8.7	6.2	8.6

Seasonality

We have not historically experienced meaningful seasonality with respect to our business or results of operations.

Liquidity and Capital Resources

We had cash of $43.8 million as of December 28, 2018, compared to $69.3 million as of December 29, 2017. Our principal uses of liquidity are to fund our working capital needs, purchase new capital equipment, and our share repurchase program. The decrease was primarily due to cash flow from operations of $60.5 million, net borrowings on long-term debt of $15.3 million, and proceeds from the issuance of ordinary shares under our share-based compensation plans of $6.2 million, offset by share repurchases of $90.0 million, capital expenditures of $13.9 million, debt modification costs from the refinancing of our credit facilities in February 2018 of $2.1 million, and net cash paid in connection with acquisitions of $1.4 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
	(in thousands)
Cash provided by operating activities	$60,475	$38,803	$27,730
Cash used in investing activities	(15,363)	(186,751)	(21,202)
Cash provided by (used in) financing activities	(70,582)	164,604	21,932
Net increase (decrease) in cash	$(25,470)	$16,656	$28,460

Operating Activities

We generated $60.5 million from operating activities during 2018 due to net income of $57.9 million and net non-cash charges of $24.9 million, partially offset by an increase in our net operating assets and liabilities of $22.3 million, net of acquired assets and liabilities. Non-cash charges primarily consist of depreciation and amortization of $23.1 million and share-based compensation of $7.6 million, partially offset by deferred income taxes of $6.7 million. The increase in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued and other liabilities of $62.2 million and $5.0 million, respectively, partially offset by a decrease in inventories and accounts receivable of $35.1 million and $10.4 million, respectively.

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

Investing Activities

Cash used in investing activities during 2018 was $15.4 million due to capital expenditures of $13.9 million and net cash paid in connection with acquisitions of $1.4 million.

Cash used in investing activities during 2017 was $186.8 million. We used approximately $131.4 million and $49.5 million, net of acquired cash, to acquire Talon and Cal‑Weld, respectively, and $8.2 million to fund capital expenditures to purchase test fixtures and leasehold improvements primarily related to our plant expansions in the United States and Malaysia. These outflows were partially offset by proceeds from the sale of our investments in Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”) and CHawk and the settlement of a note receivable from AFGM of $2.4 million.

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

Financing Activities

Cash used in financing activities during 2018 was $70.6  due to share repurchases of $90.0 million and debt modification costs in connection with the refinancing of our credit facilities in February 2018 of $2.1 million, partially offset by net borrowing on long-term debt of $15.3 million and proceeds related to issuances of ordinary shares under our share-based compensation plans of $6.2 million.

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

Credit Facilities

For a description of our Credit Facilities, please review the information provided in Note 9 – Credit Facilities of our consolidated financial statements included in Part IV, Item 15 of this report.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 28, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$19,182	$4,910	$9,229	$4,923	$120
Long-term debt obligations, principal (1)	204,787	8,750	17,500	178,537	—
Long-term debt obligations, interest (2)	34,657	9,000	16,860	8,797	—
Total	$258,626	$22,660	$43,589	$192,257	$120

(1)	Represents the contractually required principal payments under our Credit Facilities in accordance with the required principal payment schedule.
(2)

Represents the contractually required interest payments under our Credit Facilities in accordance with the required interest payment schedule. Interest costs have been estimated based on interest rates in effect for such indebtedness as of December 28, 2018.

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

Revenue Recognition

To understand our revenue recognition accounting policy, please review the information provided in Note 1 – Organization and Summary of Significant Accounting.

Inventory Valuation

To understand our inventory valuation accounting policy, please review the information provided in Note 1 – Organization and Summary of Significant Accounting. During 2018, 2017, and 2016, we wrote down $1.9 million, $0.9 million, and $3.9 million, respectively, in inventory determined to be excessive or obsolete.

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 1 – Organization and Summary of Significant Accounting Policies of our consolidated financial statements in Part IV, Item 15 of this report.

Off-Balance Sheet Arrangements

As of December 28, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Interest Rate Risk

We had total indebtedness of $204.8 million as of December 28, 2018, exclusive of $3.9 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is variable based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% change in the interest rate on our outstanding debt would have resulted in a $2.0 million change to interest expense during 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2018, with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 28, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 28, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

ITEM 9B. OTHER INFORMATION

The Compensation, Nominating, and Corporate Governance Committee (the “Committee”) of our Board of Directors evaluates and reviews our executive compensation, programs, objectives and philosophy on an annual basis. The Committee engaged Radford to advise on our executive compensation programs in connection with the Committee’s annual compensation review. Radford assisted in refining our executive compensation strategies and practices in comparison to similarly situated peer companies, including with respect to severance and change in control programs.

In connection with this review and based on market data provided by Radford, the Committee approved a new Select Severance Plan (the “Select Severance Plan”) pursuant to which we will provide severance pay and other benefits to eligible participants (the “Participants” and each, a “Participant”) in the event of such employee’s termination under certain circumstances described therein. The effective date of the Select Severance Plan was March 6, 2019 (the “Effective Date”).

The following summary of the Select Severance Plan does not purport to be complete and is subject to and qualified in its entirety by reference to the text of the Select Severance Plan filed as Exhibit 10.9 to this Annual Report on Form 10-K and incorporated herein by reference.

The Select Severance Plan provides eligible officers (each an “Officer Participant” and collectively, “Officer Participants”) with the following benefits in the event of a termination of employment or service by us without “cause” (as defined in the Select Severance Plan) (and solely with respect to our CEO, upon resignation for “good reason” (as defined in the Select Severance Plan)):

•	nine‑month salary continuation (or 12 months in the case of the CEO);
•

a pro rata portion (based on the number of days employed during the applicable performance period from when the separation from service occurs) of the Officer Participant’s annual target cash performance bonus based on actual results;

•	continued health insurance coverage at the active employee rate for a period up to nine months (or 12 months in the case of the CEO).

In lieu of the benefits described above, if a Participant is terminated without cause or terminates employment for “good reason” during (1) the 90 day period prior to our entry into a definitive agreement that results in a “change in control” (as defined in the Select Severance Plan) (such termination, a “Pre‑CIC Termination”) or (2) the period commencing on a change in control and ending 12 months later (such termination, a “Post‑CIC Termination”), the Select Severance Plan provides Participants with the following benefits.

•	in the case of Officer Participants, a lump sum amount in cash equal to the employee’s base salary plus the employee’s annual target cash performance bonus (or 2X such amount in the case of the CEO);
•

in the case of Officer Participants, a pro rata portion (based on the number of days employed during the applicable performance period from when the separation from service occurs) of the employee’s annual target cash performance bonus based on actual results;

•	in the case of Officer Participants, continued health insurance coverage at the active employee rate for a period of up to twelve months (or 24 months in the case of the CEO);
•	full vesting of any unvested stock-based awards and removal of restrictions with respected to restricted stock awards; and
•	any stock option, stock appreciation right or similar award shall become fully exercisable.

The severance benefits payable under the Select Severance Plan are subject to: (1) the six month delay to the extent required under Section 409A of the Internal Revenue Code of 1986, as amended; (2) the execution and non-revocation of a general release of claims in favor of us within a specified time period; (3) the Participant’s compliance with certain non-disparagement and confidentiality covenants following a termination; and (4) reduction to avoid any excise tax on “parachute payments,” but only if the executive would benefit from such reduction as compared to paying the excise tax.

Any benefits payable under the Select Severance Plan supersede and are in lieu of any severance benefits and/or payments provided under any other agreements, arrangements or severance plans by and between the executive and us unless a Participant’s employment or similar agreement provides for severance benefits that, in the aggregate, are more favorable to the Participant (in which case, such greater benefits will be paid under this Plan).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 28, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 28, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 28, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 28, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 28, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ichor Holdings, Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ichor Holdings, Ltd. and subsidiaries (the Company) as of December 28, 2018 and December 29, 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 28, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2018 and December 29, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 28, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition beginning in 2018 due to the adoption of Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606).

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

Portland, Oregon

March 8, 2019

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 28, 2018	December 29, 2017
Assets
Current assets:
Cash	$43,834	$68,794
Restricted cash	—	510
Accounts receivable, net	40,287	49,249
Inventories, net	121,106	154,541
Prepaid expenses and other current assets	6,348	5,357
Current assets from discontinued operations	—	3
Total current assets	211,575	278,454
Property and equipment, net	41,740	34,380
Other noncurrent assets	906	1,052
Deferred tax assets, net	1,363	994
Intangible assets, net	56,895	73,405
Goodwill	173,010	169,399
Total assets	$485,489	$557,684
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,300	$121,405
Accrued liabilities	9,556	12,211
Other current liabilities	5,148	6,715
Current portion of long-term debt	8,750	6,490
Current liabilities from discontinued operations	—	400
Total current liabilities	87,754	147,221
Long-term debt, less current portion, net	192,117	180,247
Deferred tax liabilities	3,966	10,558
Other non-current liabilities	3,326	2,896
Total liabilities	287,163	340,922
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 22,234,508 and 25,892,162 shares outstanding, respectively; 26,574,037 and 25,892,162 shares issued, respectively)	2	3
Additional paid in capital	228,358	214,697
Treasury shares at cost (4,339,529 and zero shares, respectively)	(89,979)	—
Retained earnings	59,945	2,062
Total shareholders’ equity	198,326	216,762
Total liabilities and shareholders’ equity	$485,489	$557,684

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Net sales	$823,611	$655,892	$405,747
Cost of sales	687,474	555,131	340,352
Gross profit	136,137	100,761	65,395
Operating expenses:
Research and development	9,355	7,899	6,383
Selling, general, and administrative	47,448	37,802	28,126
Amortization of intangible assets	15,369	8,880	7,015
Total operating expenses	72,172	54,581	41,524
Operating income	63,965	46,180	23,871
Interest expense	9,987	3,277	4,370
Other income, net	(241)	(126)	(629)
Income from continuing operations before income taxes	54,219	43,029	20,130
Income tax benefit from continuing operations	(3,664)	(13,886)	(649)
Net income from continuing operations	57,883	56,915	20,779
Discontinued operations:
Loss from discontinued operations before taxes	—	(722)	(4,077)
Income tax expense (benefit) from discontinued operations	—	(261)	40
Net loss from discontinued operations	—	(461)	(4,117)
Net income	57,883	56,454	16,662
Less: Undistributed earnings attributable to preferred shareholders	—	—	(15,284)
Net income attributable to ordinary shareholders	$57,883	$56,454	$1,378
Net income per share from continuing operations attributable to ordinary shareholders:
Basic	$2.34	$2.27	$1.14
Diluted	$2.30	$2.17	$0.87
Net income per share attributable to ordinary shareholders:
Basic	$2.34	$2.25	$0.92
Diluted	$2.30	$2.15	$0.70
Shares used to compute net income from continuing operations per share attributable to ordinary shareholders:
Basic	24,706,542	25,118,031	1,503,296
Diluted	25,128,055	26,218,424	1,967,926
Shares used to compute net income per share attributable to ordinary shareholders:
Basic	24,706,542	25,118,031	1,503,296
Diluted	25,128,055	26,218,424	1,967,926

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

								Retained
					Additional	Treasury		Earnings	Total
	Preferred Shares		Ordinary Shares		Paid-In	Shares		(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit)	Equity
Balance at December 25, 2015	17,722,808	$142,728	65,409	$—	$3,004	—	$—	$(71,054)	$74,678
Ordinary shares issued, net of transaction costs	—	—	5,877,778	—	47,103	—	—	—	47,103
Conversion of preferred shares to ordinary shares	(17,722,808)	(142,728)	17,722,808	2	142,726	—	—	—	—
Share-based compensation expense	—	—	—	—	3,216	—	—	—	3,216
Vesting of restricted shares	—	—	191,386	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	16,662	16,662
Balance at December 30, 2016	—	—	23,857,381	2	196,049	—	—	(54,392)	141,659
Ordinary shares issued from initial public offering, net of transaction costs	—	—	881,667	1	7,277	—	—	—	7,278
Ordinary shares issued from exercise of stock options			1,078,182	—	9,141			—	9,141
Ordinary shares issued from vesting of restricted share units	—	—	74,932	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,230	—	—	—	2,230
Net income	—	—	—	—	—	—	—	56,454	56,454
Balance at December 29, 2017	—	—	25,892,162	3	214,697	—	—	2,062	216,762
Ordinary shares issued from exercise of stock options	—	—	573,162	—	5,661	—	—	—	5,661
Ordinary shares issued from vesting of restricted share units	—	—	79,336	—	(91)	—	—	—	(91)
Ordinary shares issued from employee share purchase plan	—	—	29,377	—	514	—	—	—	514
Repurchase of ordinary shares	—	—	(4,339,529)	(1)	—	4,339,529	(89,979)	—	(89,980)
Share-based compensation expense	—	—	—	—	7,577	—	—	—	7,577
Net income	—	—	—	—	—	—	—	57,883	57,883
Balance at December 28, 2018	—	$—	22,234,508	$2	$228,358	4,339,529	$(89,979)	$59,945	$198,326

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Cash flows from operating activities:
Net income	$57,883	$56,454	$16,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,064	12,509	9,497
Gain on sale of investments and settlement of note receivable	—	(241)	—
Share-based compensation	7,577	2,230	3,216
Deferred income taxes	(6,687)	(15,347)	(2,429)
Amortization of debt issuance costs	970	608	527
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	10,425	(1,059)	(9,007)
Inventories	35,126	(43,425)	(23,719)
Prepaid expenses and other assets	(685)	3,386	(3,381)
Accounts payable	(62,173)	22,612	36,761
Accrued liabilities	(3,518)	848	1,612
Other liabilities	(1,507)	228	(2,009)
Net cash provided by operating activities	60,475	38,803	27,730
Cash flows from investing activities:
Capital expenditures	(13,920)	(8,226)	(4,268)
Cash paid for acquisitions, net of cash acquired	(1,443)	(180,955)	(17,407)
Proceeds from sale of intangible assets	—	—	230
Proceeds from sale of property, plant, and equipment	—	—	243
Proceeds from sale of investments and settlement note receivable	—	2,430	—
Net cash used in investing activities	(15,363)	(186,751)	(21,202)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	—	7,278	47,103
Issuance of ordinary shares under share-based compensation plans	6,329	9,141	—
Employees' taxes paid upon vesting of restricted share units	(91)	—	—
Repurchase of ordinary shares	(89,980)	—	—
Debt issuance and modification costs	(2,092)	(1,520)	—
Borrowings on revolving credit facility	44,162	10,000	12,000
Repayments on revolving credit facility	(20,000)	—	(22,000)
Proceeds from term loan	—	140,000	15,000
Repayments on term loan	(8,910)	(295)	(30,171)
Net cash provided by (used in) financing activities	(70,582)	164,604	21,932
Net increase (decrease) in cash	(25,470)	16,656	28,460
Cash at beginning of year	69,304	52,648	24,188
Cash at end of year	$43,834	$69,304	$52,648
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,273	$3,436	$3,686
Cash paid during the period for taxes	$2,278	$1,068	$103
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$1,462	$723	$1,174

ICHOR HOLDINGS, LTD.

Notes to Financial Statements

(dollar figures in tables in thousands, except share and per share amounts and percentages)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization and Operations of the Company

Ichor Holdings, Ltd. and Subsidiaries (the “we”, “us”, “our”, “Company”) designs, develops, manufactures and distributes gas and liquid delivery subsystems and components purchased by capital equipment manufacturers for use in the semiconductor markets. We are headquartered in Fremont, California and have operations in the United States, United Kingdom, Singapore, Malaysia, and Korea.

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

In January 2016, we decided to close our Kingston, New York facility which was the primary facility for the Precision Flow Technologies, Inc. (“PFT”) subsidiary. In May 2016, we ceased operations in this facility and ended the relationship with the customer it served in this location. Our consolidated financial statements and accompanying notes for current and prior periods have been retroactively adjusted to present the results of operations of the Precision Flow Technologies, Inc. subsidiary as a discontinued operation. In addition, the assets and liabilities to be disposed of have been treated and classified as a discontinued operation. For more information on the discontinued operation see Note 15 – Discontinued Operations.

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

These consolidated financial statements include the following wholly owned subsidiaries of Ichor Holdings, Ltd.:

Name of Subsidiary	Jurisdiction of Incorporation, Organization, or Formation
Ichor Intermediate Holdings, Ltd.	Cayman Islands
Icicle Acquisition Holding Co-op	Netherlands
Icicle Acquisition Holding B.V.	Netherlands
Ichor Holdings Ltd.	Scotland
Ichor Systems Ltd.	Scotland
Ichor Holdings, LLC	Delaware
Ichor Systems, Inc.	Delaware
Ichor Systems Korea Ltd.	Korea
Ichor Systems Malaysia Sdn Bhd	Malaysia
Ichor Systems Singapore, PTE Ltd.	Singapore
Precision Flow Technologies, Inc.	New York
Ajax-United Patterns & Molds, Inc.	California
Cal-Weld, Inc.	California
Talon Innovations Corporations	Minnesota
Talon Innovations (FL) Corporation	Florida
Talon Innovations Korea	Korea
IAN Engineering Co., Ltd.	Korea

Public Offering

On December 14, 2016, we completed an initial public offering (“IPO”) of 5,877,778 ordinary shares at a price to the public of $9.00 per share. We received net proceeds from the offering of $47.1 million after offering fees and expenses. The net proceeds were used to repay $40.0 million of loans outstanding under our Credit Facilities. In January 2017, we received $7.3 million, net of fees and expenses, from the exercise of the underwriters’ over‑allotment option to sell an additional 881,667 ordinary shares.

Year End

We use a 52 or 53 week fiscal year ending on the last Friday in December. The years ended December 28, 2018 and December 29, 2017 were both 52 weeks. The year ended December 30, 2016 was 53 weeks. All references to 2018, 2017, and 2016 are references to the fiscal years then ended.

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

Performance obligations – Substantially all of our performance obligations pertain to promised goods (“products”), which are primarily comprised of fluid delivery subsystems, weldments, and other components. Most of our contracts contain a single performance obligation and are generally completed within twelve months. Product sales are recognized at a point-in-time, generally upon delivery, as such term is defined within the contract, as that is when control of the promised good has transferred. Products are covered by a standard assurance warranty, generally extended for a period of one to two years depending on the customer, which promises that delivered products conform to contract specifications. As such, we account for such warranties under ASC 460, Guarantees, and not as a separate performance obligation.

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

Concentration of Credit Risk

Financial instruments that subject us to credit risk consist of accounts receivable, accounts payable and long-term debt. At December 28, 2018 and December 29, 2017, two customers represented, in the aggregate, approximately 40% and 61%, respectively, of the balance of accounts receivable.

We establish an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends, and other information. Activity and balances related to the allowance for doubtful accounts is as follows:

Allowance for doubtful accounts
Balance at December 25, 2015	$123
Charges to costs and expenses	71
Write-offs	—
Balance at December 30, 2016	194
Charges to costs and expenses	62
Write-offs	—
Balance at December 29, 2017	256
Charges to costs and expenses	195
Write-offs and recoveries	(111)
Balance at December 28, 2018	$340

We require collateral, typically cash, in the normal course of business if customers do not meet the criteria established for offering credit. If the financial condition of our customers were to deteriorate and result in an impaired ability to make payments, additions to the allowance may be required. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded to income when received.

We use qualified manufacturers to supply many components and subassemblies of our products. We obtain the majority of our components from a limited group of suppliers. A majority of the purchased components used in our products are customer specified. An interruption in the supply of a particular component would have a temporary adverse impact on our operating results.

We maintain cash balances at both United States-based and foreign-based commercial banks. Cash balances in the United States exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). The majority of the cash maintained in foreign-based commercial banks is insured by the government where the foreign banking institutions are based. Cash held in foreign-based commercial banks totaled $25.5 million and $36.4 million at December 28, 2018 and December 29, 2017, respectively, and at times exceeds insured amounts. No losses have been incurred at December 28, 2018 and December 29, 2017 for amounts exceeding the insured limits.

Fair Value Measurements

We estimate the fair value of financial assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

▪	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date
▪

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

▪

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date

There were no changes to our valuation techniques during 2018. We estimate that the recorded value of our financial assets and liabilities approximate fair value at December 28, 2018 and December 29, 2017.

We estimate the value of intangible assets on a nonrecurring basis based on an income approach utilizing discounted cash flows. Under this approach, we estimate the future cash flows from our asset groups and discount the income stream to its present value to arrive at fair value. Future cash flows are based on recently prepared operating forecasts. Operating forecasts and cash flows include, among other things, revenue growth rates that are calculated based on management’s forecasted sales projections. A discount rate is utilized to convert the forecasted cash flows to their present value equivalent. The discount rate applied to the future cash flows includes a subject-company risk premium, an equity market risk premium, a beta, and a risk-free rate. As this approach contains unobservable inputs, the measurement of fair value for intangible assets is classified as Level 3.

Inventories

Inventories are stated at the lower of cost or net realizable value. The majority of inventory values are based upon average costs. We analyze inventory levels and record write-downs for inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected customer demand. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset group. The projections are based on assumptions, judgments and estimates of revenue growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk, and estimates of terminal values. At December 28, 2018 and December 29, 2017, intangible assets passed the recoverability test resulting in no impairment.

Intangible Assets

We account for intangible assets that have a definite life and are amortized on a basis consistent with their expected cash flows over the following estimated useful lives:

Estimated useful lives of intangibles
Trademarks	10 years
Customer relationships	6-10 years
Developed technology	7-10 years

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a quantitative goodwill impairment test. Under the quantitative test, the fair value of the reporting unit is compared to its carrying value and an impairment loss is recognized for any excess of carrying amount over the reporting unit’s fair value. Fair value of the reporting unit is determined using a discounted cash flow analysis. For purposes of testing goodwill for impairment, we have concluded that we operate as one reporting unit.

We performed a qualitative goodwill assessment at December 28 2018 and December 29, 2017. This assessment indicated that it was more likely than not our reporting unit’s fair value exceeded its carrying value.

Research and Development Costs

Research and development costs are expensed as incurred.

Special Bonus

On August 11, 2015, our Board of Directors instituted a special bonus to certain members of management totaling $3.1 million. In December 2016 our Board of Directors approved that all remaining special bonus not yet earned had been earned, resulting in a $0.6 million expense in 2016. There were no such bonuses instituted in 2018 or 2017.

Share-Based Payments

We use the Black-Scholes option-pricing model to value the awards on the date of grant. We use the simplified method to estimate the expected term of share-based awards for all periods as we do not have sufficient history to estimate the weighted average expected term. The risk-free interest rate is based on the U.S. Treasury rates in effect on the corresponding date of grant. Estimated volatility is based on the historical volatility of ours and similar entities’ publicly traded shares.

Income Taxes

We recognize deferred income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax benefit for the current year differs from the statutory rate primarily as a result of the impact of foreign operations and discrete tax benefits recorded in connection with our historical acquisitions, stock option exercises, and the release of the valuation allowance against certain foreign tax credits that are now expected to be utilized as a result of the analysis performed related to the Tax Cuts and Jobs Act passed in 2017.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in our consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We recognize interest and penalties as a component of income tax expense.

Foreign Operations

The functional currency of our international subsidiaries located in the United Kingdom, Singapore, and Malaysia, is the U.S. dollar. Transactions denominated in currencies other than the functional currency generate foreign exchange gains and losses that are included in other income, net on our consolidated statements of operations. Substantially, all of our sales and agreements with third-party suppliers provide for pricing and payments in U.S. dollars and, therefore, are not subject to material exchange rate fluctuations. Foreign operations consist of revenue of $379.1 million, $346.0 million, and $241.7 million during 2018, 2017, and 2016, respectively. Assets of foreign operations totaled $157.0 million and $127.2 million at December 29, 2017 and December 30, 2016, respectively.

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

Accounting Pronouncements Recently Issued

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which consists of a comprehensive lease accounting standard. Under the new standard, assets and liabilities arising from most leases will be recognized on the balance sheet. Leases will be classified as either operating or financing, and the lease classification will determine whether expense is recognized on a straight-line basis (operating leases) or based on an effective interest method (financing leases). The standard also contains expanded disclosure requirements regarding the amounts, timing, and uncertainties of cash flows related to leasing activities.

The new standard is effective for interim and annual periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018‑11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to use the optional transition method and apply the lease standard as of December 29, 2018, the first day of fiscal year 2019.

The new standard provides a number of practical expedients in transition. We will elect the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We will elect to not recognize short-term leases, those with an initial term of 12 months or less, on our consolidated balance sheets.

We expect the new standard to have a material effect on our consolidated financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use (“ROU”) assets and lease liabilities on our balance sheet for our facilities operating leases and the new disclosure requirements about our leasing activities. Upon adoption of the standard, we anticipate recording lease liabilities and ROU assets to our consolidated balance sheet of approximately $17‑22 million. We do not anticipate a significant cumulative-effect adjustment to the opening balance of retained earnings, and we don’t anticipate the standard to have a material impact on our consolidated statements of income or cash flows. We are evaluating the disclosure requirements and collecting the relevant data in preparation for disclosure in our first quarter 2019 consolidated financial statements, and we are continuing to review our existing contracts for potential embedded leases.

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

Note 2 – Acquisitions

IAN Engineering Co., Ltd.

On April 19, 2018, we completed the acquisition, via stock purchase, of IAN Engineering Co., Ltd. (“IAN”), a Seoul-based leader in providing locally-sourced design and manufacturing of gas delivery systems to customers in South Korea, for an aggregate purchase price of $6.5 million, inclusive of $5.3 million paid at closing and contingent consideration with a fair value of $1.3 million. Contingent consideration consisted of an earn-out liability that became payable in 2019 and 2020 if certain financial targets were achieved. During 2018, we determined those financial targets would not be met and, therefore, derecognized the earn-out liability, resulting in a gain of $1.3 million recognized in operating income on our consolidated statements of income. As this determination was made because of facts and circumstances that arose after the acquisition date, there was no change to total acquisition consideration. IAN provides us exposure to and growth opportunities in the South Korean semiconductor capital equipment market.

The following table presents the preliminary purchase price allocation as of April 19, 2018 and December 28, 2018. Measurement period adjustments recognized in 2018 relate to the fair value of IAN’s opening balance of deferred taxes.

	Preliminary Allocation April 19, 2018	2018 Measurement Period Adjustment	Preliminary Allocation December 28, 2018
Cash acquired	$3,952	$—	$3,952
Accounts receivable	863	—	863
Inventories	1,870	—	1,870
Prepaid expenses and other current assets	56	—	56
Property and equipment	396	—	396
Other noncurrent assets	101	—	101
Intangible assets	1,559	—	1,559
Goodwill	2,856	6	2,862
Accounts payable	(4,193)	—	(4,193)
Accrued and other current liabilities	(452)	—	(452)
Deferred tax liabilities	(383)	(6)	(389)
Other non-current liabilities	(82)	—	(82)
Total acquisition consideration	$6,543	$—	$6,543

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

Our consolidated statements of operations for 2018 include approximately eight months of IAN operating activity, including revenue of $7.7 million.

Pro forma financial information has not been provided for the acquisition of IAN as it was not material to our operations and overall financial position.

Talon Innovations Corporation

On December 11, 2017 we completed the acquisition, via stock purchase, of Talon Innovations Corporation (“Talon”), a Minnesota-based leader in the design and manufacturing of high precision machined parts used in leading edge semiconductor tools, for $137.8 million. Talon expanded our capacity and capabilities in the area of component manufacturing for gas and chemical delivery tools used in semiconductor manufacturing and other industrial applications.

The following table presents the preliminary purchase price allocation as of December 11, 2017 and the final allocation as of December 28, 2018. Measurement period adjustments recognized in 2018 primarily relate to the fair value of Talon’s opening balance of accounts receivable, inventory, income taxes payable, deferred taxes, developed technology, and other working capital amounts.

	Preliminary Allocation December 11, 2017	2018 Measurement Period Adjustment	Final Allocation December 11, 2018
Cash acquired	$5,586	$—	$5,586
Accounts receivable	11,471	600	12,071
Inventories	19,399	209	19,608
Prepaid expenses and other current assets	182	—	182
Property and equipment	16,655	—	16,655
Other noncurrent assets	76	—	76
Intangible assets	38,000	(2,700)	35,300
Goodwill	74,594	892	75,486
Accounts payable	(4,706)	—	(4,706)
Accrued liabilities	(2,767)	170	(2,597)
Other current liabilities	(1,838)	972	(866)
Deferred tax liabilities	(19,652)	652	(19,000)
Total acquisition consideration	$137,000	$795	$137,795

We allocated $32.4 million to customer relationships and $2.9 million to intellectual property with weighted average amortization periods of 6 years and 10 years, respectively. Goodwill recognized from the acquisition was primarily attributed to an assembled workforce and expected synergies and is not tax deductible. We incurred transaction costs of $1.5 million in connection with the acquisition during 2017. The fair value adjustment to inventory as part of our purchase price allocation resulted in a $4.5 million and $1.6 million charge to cost of sales during 2018 and 2017, respectively.

Our consolidated statement of operations for 2017 includes approximately 3 weeks of Talon operating activity, which is not material to our 2017 results of operations.

Cal‑Weld, Inc.

On July 27, 2017, we completed the acquisition, via stock purchase, of Cal‑Weld, Inc. (“Cal‑Weld”), a California-based leader in the design and fabrication of precision, high purity industrial components, subsystems, and systems, for $56.2 million. Cal‑Weld expanded our capacity and capabilities in the area of component manufacturing for gas delivery tools used in semiconductor manufacturing.

The following table presents the preliminary purchase price allocation as of July 27, 2017 and the final allocation on June 29, 2018. Measurement period adjustments recognized in 2017 and 2018 primarily relate to the fair value of Cal‑Weld’s opening balance of inventory, income taxes payable, and other working capital amounts.

	Preliminary Allocation July 27, 2017	2017 Measurement Period Adjustment	2018 Measurement Period Adjustment	Final Allocation June 29, 2018
Cash acquired	$7,337	$—	$—	$7,337
Accounts receivable	10,318	—	—	10,318
Inventories	20,836	—	(388)	20,448
Prepaid expenses and other current assets	287	113	—	400
Property and equipment	1,639	—	—	1,639
Other noncurrent assets	587	—	—	587
Intangible assets	12,140	—	—	12,140
Goodwill	17,957	(223)	(143)	17,591
Accounts payable	(5,991)		—	(5,991)
Accrued liabilities	(2,016)	79	(173)	(2,110)
Other non-current liabilities	(908)	—	—	(908)
Deferred tax liabilities	(5,307)	31	11	(5,265)
Total acquisition consideration	$56,879	$—	$(693)	$56,186

We allocated $11.5 million to customer relationships and $0.7 million to order backlog with weighted average amortization periods of 6 years and 6 months, respectively. Goodwill recognized from the acquisition was primarily attributed to an assembled workforce and expected synergies and is not tax deductible. We incurred transaction costs of $1.9 million in connection with the acquisition during 2017. The fair value adjustment to inventory as part of our purchase price allocation resulted in a $3.6 million charge to cost of sales during 2017.

Our consolidated statement of operations for 2017 includes approximately 5 months of Cal‑Weld operating activity, including revenue of $53.0 million and net income from continuing operations of $6.7 million.

Ajax-United Patterns & Molds, Inc.

On April 12, 2016, we completed the acquisition, via stock purchase, of Ajax-United Patterns & Molds, Inc. (“Ajax”), a California-based manufacturer of complex plastic and metal products used in the medical, biomedical, semiconductor, data communication and food processing equipment industries, for $17.6 million. The acquisition allows us to manufacture and assemble the complex plastic and metal products required by the medical, biomedical, semiconductor and data communication equipment industries.

The following table presents the preliminary purchase price allocation as of April 12, 2016 and the final allocation on April 12, 2017. Measurement period adjustments recognized in 2016 and 2017 are primarily related to finalization of the valuation of deferred tax liabilities and net identifiable assets and liabilities.

	Preliminary Allocation April 12, 2016	2016 Measurement Period Adjustment	2017 Measurement Period Adjustment	Final Allocation April 12, 2017
Cash acquired	$187	$—	$—	$187
Accounts receivable	1,245	5	—	1,250
Inventories	3,236	—	—	3,236
Prepaid expenses and other current assets	77	—	8	85
Property and equipment	1,545	—	(78)	1,467
Other noncurrent assets	2,948	—	—	2,948
Intangible assets	8,130	(100)	—	8,030
Goodwill	4,629	2,449	(22)	7,056
Accounts payable and accrued liabilities	(4,403)	(83)	9	(4,477)
Deferred tax liabilities	—	(2,271)	83	(2,188)
Total acquisition consideration	$17,594	$—	$—	$17,594

We allocated $8.0 million to customer relationships with a weighted average amortization periods of 10 years. Goodwill recognized from the acquisition was primarily attributed to an assembled workforce and expected synergies and is not tax deductible. We incurred transaction costs of $1.5 million in 2016 in connection with the acquisition.

Our consolidated statement of operations for 2016 includes approximately 8 months of Ajax operating activity, including revenue of $20.0 million and operating income of $0.6 million.

Pro forma financial information has not been provided for the acquisition of Ajax as it was not material to our operations and overall financial position.

Note 3 – Inventories

Inventory consists of the following:

	December 28, 2018	December 29, 2017
Raw materials	$90,713	$91,109
Work in process	20,852	42,186
Finished goods	17,233	27,268
Excess and obsolete adjustment	(7,692)	(6,022)
Total inventories, net	$121,106	$154,541

The following table presents changes to our excess and obsolete adjustment:

Excess and obsolete adjustment
Balance at December 25, 2015	$(6,132)
Charge to cost of sales	(3,921)
Disposition of inventory	1,973
Balance at December 30, 2016	(8,080)
Charge to cost of sales	(909)
Disposition of inventory	2,967
Balance at December 29, 2017	(6,022)
Charge to cost of sales	(1,871)
Disposition of inventory	201
Balance at December 28, 2018	$(7,692)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 28, 2018	December 29, 2017
Machinery	$29,885	$23,464
Leasehold improvements	15,333	15,329
Computer software, hardware and equipment	4,884	4,551
Office furniture, fixtures and equipment	1,058	868
Vehicles	26	51
Construction-in-process	9,514	2,771
	60,700	47,034
Less accumulated depreciation	(18,960)	(12,654)
Total property and equipment, net	$41,740	$34,380

Depreciation expense for 2018, 2017, and 2016 was $7.7 million, $3.6 million, and $2.5 million, respectively.

Note 5 – Intangible Assets and Goodwill

Definite-lived intangible assets consist of the following:

	December 28, 2018
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(6,781)	$—	$2,909	10.0 years
Customer relationships	82,986	(31,308)	—	51,678	7.8 years
Developed technology	2,900	(592)	—	2,308	10.0 years
Total intangible assets	$95,576	$(38,681)	$—	$56,895

	December 29, 2017
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(5,814)	$—	$3,876	10.0 years
Customer relationships	81,427	(20,060)	—	61,367	7.8 years
Developed technology	22,990	(14,938)	—	8,052	7.7 years
Backlog	660	(550)	—	110	0.5 years
Total intangible assets	$114,767	$(41,362)	$—	$73,405

Future projected annual amortization expense consists of the following:

Future amortization expense
2019	$12,579
2020	12,579
2021	12,579
2022	8,765
2023	7,541
Thereafter	2,852
$56,895

The following tables present the changes to goodwill:

Goodwill
Balance at December 25, 2015	$70,015
Acquisitions	7,078
Balance at December 30, 2016	77,093
Acquisitions	92,306
Balance at December 29, 2017	169,399
Acquisitions	3,611
Balance at September 28, 2018	$173,010

Note 6 – Commitments and Contingencies

Operating Leases

We lease facilities under various non-cancellable operating leases expiring through 2024. In addition to base rental payments, we are responsible for utilities and our proportionate share of operating expenses. Escalating rental payments are recognized on a straight‑line basis over the lease term. Rent expense for 2018, 2017, and 2016, was $5.5 million, $3.6 million, and $2.9 million, respectively. Future minimum lease payments for non-cancelable operating leases are as follows:

Future minimum lease payments
2019	$4,910
2020	4,873
2021	4,356
2022	3,820
2023	1,103
Thereafter	120
$19,182

Litigation

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on our financial position or results of operations.

Note 7 – Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provided for a one‑time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, and prospective changes beginning in 2018, including the repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation, and limitations on the deductibility of interest.

We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin (“SAB”) No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As of December 28, 2018, the impact of the 2017 Tax Act is complete and is included in our provision for income taxes.

The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which we believe have the most significant impact on the federal income taxes, are as follows:

Reduction of the U.S. Corporate Income Tax Rate

We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets and liabilities were re‑measured in 2017 to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $5.9 million increase in income tax benefit for 2017 and a corresponding $5.9 million decrease in net deferred tax liabilities at December 29, 2017.

Transition Tax on Foreign Earnings

In 2017, we recognized a provisional income tax expense of $0.7 million related to the one-time transition tax on certain foreign earnings. This resulted in a corresponding decrease in deferred tax assets due to the utilization of net operating loss carryforwards. This amount was adjusted in 2018 to $0.6 million, resulting in a tax benefit of $0.1 million recorded in 2018.

Global Intangible Low-Taxed Income (“GILTI”)

Beginning in 2018, a portion of foreign subsidiaries’ earnings, net of a return on investment in tangible assets, are subject to tax in the United States. During 2018, we recognized income tax expense of $0.1 million, net of foreign tax credits, related to GILTI.

Foreign Derived Intangible Income (“FDII”) Deduction

Beginning in 2018, a deduction is allowed in the United States for a portion of foreign-derived income, net of a return on investment in tangible assets. During 2018, we recognized income tax benefit of $0.2 million related to the FDII deduction.

Foreign Tax Credits

Beginning in 2018, rules surrounding the utilization and carryforward of foreign tax credits in the United States were changed as a result of the 2017 Tax Act. Due to these changes, we released a valuation allowance on our accrued foreign tax credits which were previously limited under the tax code in effect before the 2017 Tax Act was enacted, resulting in a $4.1 million discrete benefit.

Income from continuing operations before tax was as follows:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
United States	$7,519	$370	$(12,553)
Foreign	46,700	42,659	32,683
Income from continuing operations before tax	$54,219	$43,029	$20,130

Significant components of income tax benefit from continuing operations consist of the following:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Current:
Federal	$861	$809	$—
State	316	249	(73)
Foreign	1,751	397	1,858
Total current tax expense	2,928	1,455	1,785
Deferred:
Federal	(5,379)	(13,251)	(2,213)
State	(667)	(1,553)	—
Foreign	(546)	(537)	(221)
Total deferred tax benefit	(6,592)	(15,341)	(2,434)
Income tax benefit from continuing operations	$(3,664)	$(13,886)	$(649)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit from continuing operations consist of the following:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Effective rate reconciliation:
U.S. federal tax expense	$11,386	$15,060	$7,046
State income taxes, net	(329)	(373)	(324)
Permanent items	30	2,141	303
Foreign rate differential	(1,679)	(7,498)	(5,907)
Tax holiday	(7,583)	(7,437)	(5,714)
Credits	(1,158)	(1,818)	(794)
Tax contingencies	168	335	86
Share-based compensation	(1,270)	(5,438)	185
Withholding tax	727	840	1,435
Impact of re-characterizing intercompany debt to equity	—	1,409	—
Impact of Tax Cuts and Jobs Act	199	(6,188)	—
Other, net	(15)	(248)	168
Valuation allowance	(4,140)	(4,671)	2,867
Income tax benefit from continuing operations	$(3,664)	$(13,886)	$(649)

Deferred income tax assets and liabilities from continuing operations consist of the following as of:

	December 28, 2018	December 29, 2017
Deferred tax assets:
Inventory	$3,500	$2,825
Share-based compensation	1,295	866
Accrued payroll	896	1,202
Net operating loss carryforwards	534	4,020
Transaction costs	99	63
Tax credits	7,258	5,851
Other assets	1,747	1,956
Deferred tax assets	15,329	16,783
Valuation allowance	(112)	(4,252)
Total deferred tax assets	15,217	12,531
Deferred tax liabilities:
Intangible assets	(13,789)	(18,283)
Property, plant and equipment	(3,687)	(3,069)
Other liabilities	(344)	(743)
Total deferred tax liabilities	(17,820)	(22,095)
Net deferred tax liability	$(2,603)	$(9,564)

At December 28, 2018, we had federal and state net operating loss carryforwards of $1.0 million and $5.8 million, respectively. The federal and state net operating loss carryforwards, if not utilized, will begin to expire in 2035 and 2032, respectively. At December 28, 2018, we had federal and state research and development credits of $1.7 million and $0.4 million, respectively. The federal and state research and development credits, if not utilized, will begin to expire in 2032 and 2022, respectively. Additionally, we had foreign tax credits of $1.5 million, which if not utilized, will begin to expire in 2022.

We have determined the amount of our valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. During 2017, the Company completed the acquisitions of Cal‑Weld and Talon, resulting in a release of valuation allowance against the Company’s net deferred tax assets. During the second quarter of 2018, as part of our evaluation of the 2017 Tax Act, we determined we would be able to utilize our foreign tax credit carryforwards, including our currently generated credits and accrued credits related to intercompany payables. As such, we recognized an addition $4.1 million benefit from releasing the associated valuation allowance. As of December 28, 2018, we believe it is more-likely-than-not that we will realize our U.S. deferred tax assets, with the exception of certain state and foreign net operating loss carryforwards we believe are not likely to be realized within the carryforward period.

The Company was granted a tax holiday for its Singapore operations effective 2011 through 2021. The net impact of the tax holiday in Singapore as compared to the Singapore statutory rate was a benefit of $7.6 million, $7.4 million, and $5.7 million during 2018, 2017, and 2016, respectively. Our income tax fluctuates based on the geographic mix of earnings and is calculated quarterly based on actual results pursuant to ASC Topic 740‑270

As of December 28, 2018, we have recognized $2.3 million of unrecognized tax benefits in long-term liabilities and zero unrecognized tax benefits in noncurrent deferred tax liabilities on the accompanying consolidated balance sheet. If recognized, $1.6 million of this amount would impact our effective tax rate. We do not expect a significant decrease to the total amount of unrecognized tax benefits within the next twelve months.

Our ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax benefit. During 2018, we recognized a net increase of approximately $0.1 million in potential interest and penalties associated with uncertain tax positions in the consolidated statements of operations. At December 28, 2018, we had approximately $0.1 million and $0.4 million of interest and penalties, respectively, associated with uncertain tax positions, which are excluded from the unrecognized tax benefits table below. We recognize interest and penalties relating to unrecognized tax benefits as part of its income tax expense.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Unrecognized tax benefits
Balance at December 25, 2015	$558
Increase in tax positions for current year	118
Decrease in tax positions for prior period	(100)
Balance at December 30, 2016	576
Increase in tax positions for current year	458
Increase in tax positions for prior period	214
Increase in tax positions due to acquisitions	710
Decrease in tax positions for prior period	—
Impact of Tax Cuts and Jobs Act	(48)
Balance at December 29, 2017	1,910
Increase in tax positions for current year	407
Decreases in tax positions for prior period	(61)
Balance at December 28, 2018	$2,256

Our three major filing jurisdictions are the United States, Singapore and Malaysia. We are no longer subject to U.S. Federal examination for tax years ending before 2015, to state examinations before 2014, or to foreign examinations before 2013. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward.

Note 8 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. For 2018, 2017, and 2016, matching contributions were $1.5 million, $0.7 million, and $0.3 million, respectively.

Note 9 – Credit Facilities

Long-term debt consists of the following:

	December 28, 2018	December 29, 2017
Term loan	$170,625	$179,535
Revolving credit facility	34,162	10,000
Total principal amount of long-term debt	204,787	189,535
Less unamortized debt issuance costs	(3,920)	(2,798)
Total long-term debt, net	200,867	186,737
Less current portion	(8,750)	(6,490)
Total long-term debt, less current portion, net	$192,117	$180,247

Maturities of long-term debt consist of the following:

Future maturities of long-term debt
2019	$8,750
2020	8,750
2021	8,750
2022	8,750
2023	169,787
$204,787

The weighted average interest rate across all credit facilities was 4.36%, 4.30%, and 5.04% during 2018, 2017, and 2016, respectively.

On August 11, 2015, we entered into a new credit agreement with a syndicate of lenders and repaid all outstanding indebtedness under our previous credit agreement. The credit agreement included a $55.0 million term loan facility and $20.0 million revolving credit facility. We recorded $2.6 million in debt issuance costs associated with the new credit agreement.

In April 2016, we acquired Ajax. To fund the acquisition, we amended our credit agreement, increasing the term loan facility by $15.0 million. The amendment did not meet the definition of an extinguishment and was accounted for as a modification.

In July 2017, we acquired Cal‑Weld. To fund the acquisition, we amended our credit agreement, increasing the term loan facility by $20.0 million, increasing the revolving credit facility capacity by $20.0 million, and reducing our interest rate. The amendment did not meet the definition of an extinguishment and was accounted for as a modification.

In December 2017, we acquired Talon. To fund the acquisition, we amended our credit agreement, increasing the term loan facility by $120.0 million. The amendment did not meet the definition of an extinguishment and was accounted for as a modification.

On February 15, 2018, we amended and restated our credit agreement, which replaced our existing credit facilities with a $175.0 million term loan facility and a $125.0 million revolving credit facility. The amendment reduced our interest rate, depending on our leverage ratio, and extended the maturity date. We incurred debt issuance costs of $2.1 million in connection with the amendment. The amendment did not meet the definition of an extinguishment and was accounted for as a modification.

Our credit agreement is secured by our tangible and intangible assets and includes customary representations, warranties, and covenants. We are required to maintain a minimum fixed charge coverage ratio of 1.25 : 1 and a maximum leverage ratio 3.00 : 1.

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolver. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At December 28, 2018, the term loan and revolver bore interest at the Eurodollar rate option of 4.34% and 4.54%, respectively.

Principal payments of $2.2 million are due on a quarterly basis. The credit agreement matures on February 15, 2023.

Note 10 – Shareholders’ Equity

Preferred Shares

Prior to the December 2016 IPO, our preferred shares had the following characteristics:

Conversion—The holders of preferred shares had the ability to convert to common stock at any time at the option of the holder, and the preferred shares would automatically convert to common stock upon a majority vote of the holders of preferred stock. The conversion price was equal to the ratio of the original issuance price divided by the conversion price.

Liquidation preference—In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, preferred shareholders were entitled to receive an amount per share equal to the greater of (i) the original issuance price plus any dividends declared but unpaid or (ii) an amount per share that would have been payable assuming conversion to common stock immediately prior to a liquidation event. Any remaining assets after the initial liquidation preference were to be distributed to common stock holders on a pro rata basis. If our assets were not sufficient for the full liquidation preference, the holders would share in any distribution on a pro rata basis.

Voting—Preferred shareholders had voting rights based on the number of shares of common stock into which the preferred shares could convert.

Dividends—Preferred shareholders were entitled to receive dividends when and if declared by our Board of Directors.

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

The following tables details our share repurchases for the periods indicated :

	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid per Share	Amount Available Under Repurchase Program
	(dollars in thousands, except share and per share amounts)
Amount available at February 15, 2018				$50,000
Quarter ended March 30, 2018	195,750	$5,000	$25.54	$45,000
Quarter ended June 29, 2018	1,061,855	24,970	$23.52	$20,030
Board authorization, $50 million increase, August 18, 2018				$70,030
Quarter ended September 28, 2018	1,424,359	30,348	$21.31	$39,683
Quarter ended December 28, 2018	1,657,565	29,662	$17.89	$10,021
Year ended December 28, 2018	4,339,529	$89,980	$20.73	$10,021

Note 11 – Related Party Transactions

We purchased certain parts from Ajax Foresight Global Manufacturing Sdn. Bhd. (“AFGM”), an investment acquired in conjunction with our acquisition of Ajax. Total purchases from AFGM were $0.2 million and $0.7 million in 2017 and 2016, respectively. In February 2017, we sold our investment in AFGM, and therefore no related party relationship exists on a go‑forward basis.

We received advisory services from Francisco Partners Management, L.P. (“FPM”), an entity affiliated with certain of our former principal shareholders through our December 2016 IPO, at which time our advisory agreement with FPM was terminated. Under the advisory agreement, we were obligated to pay FPM an annual advisory fee equal to $1.5 million per year. Such advisory fee was waived for all periods presented in which the advisory agreement was effective.

We also received consulting services from Francisco Partners Consulting, LLC (“FPC”), an entity that provides consulting services to the private equity funds managed by FPM and their portfolio companies on a dedicated basis, through our December 2016 IPO, at which time our agreement with FPC was terminated and such services ceased. FPC is not an affiliate of us, FPM, or any of our former principal shareholders, and none of our former principal shareholders hold an in interest in FPC. During 2017, we received a refund from FPC for previously paid consulting fees of $0.3 million. During 2016 we paid $0.5 million to FPC for consulting services.

On January 10, 2011, PFT entered into a sublease agreement with Precision Flow Inc., which was majority owned by a member of our Board of Directors. During 2016, PFT paid $1.0 million in sublease rent to Precision Flow Inc. This board member resigned in 2016, and therefore no related party relationship exists on a go-forward basis.

We had purchases totaling $0.1 million from Ceres, an entity owned by a member of our Board of Directors during 2016. We had sales totaling $0.2 million to Ceres during 2016. This board member resigned in 2016, and therefore no related party relationship exists on a go-forward basis.

Note 12 – Share-Based Compensation

2016 Plan

In December 2016, we adopted the 2016 Omnibus Incentive Plan (“the 2016 Plan”). Under the 2016 Plan, 1,888,000 ordinary shares are reserved for issuance. The number of shares reserved for issuance under the 2016 Plan increases annually beginning in fiscal year 2018 by the lesser of (i) 2% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year or (ii) such amount determined by our Board of Directors. Awards may be in the form of options, tandem and non-tandem stock appreciation rights, restricted shares, performance awards, and other share based awards and can be issued to employees, directors, and consultants. Canceled or expired awards under the 2016 Plan are returned to the incentive plan pool for future grants.

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

2012 Plan

In March 2012, we adopted the Ichor Holdings Ltd. 2012 Equity Incentive Plan (the “2012 Plan”). Under the 2012 Plan, we may grant either restricted shares or stock options to employees, directors and consultants. Our Board of Directors initially authorized the issuance of 21,000,000 stock options or restricted shares under the 2012 Plan. On October 25, 2013, our Board of Directors authorized the issuance of an additional 4,000,000 stock options or restricted shares under the 2012 Plan. Canceled or expired stock options or restricted shares are returned to the incentive plan pool for future grants.

Stock options granted under the 2012 Plan generally have a term of 7 years. Vesting generally occurs 25% on the first anniversary of the date of grant, and quarterly thereafter over the remaining 3 years.

There have been no issuances of equity-based awards under the 2012 Plan since the adoption of the 2016 Plan.

On January 18, 2018, in connection with the resignation of our former Chief Financial Officer, certain separation benefits became effective, which included a vesting acceleration of all outstanding and unvested stock options and restricted shares. Consequently, 88,445 stock options and 39,175 restricted shares vested on January 18, 2018. This was accounted for as an equity award modification under ASC Topic 718, resulting in $2.9 million in share-based compensation expense.

Stock Options

The table below sets forth the weighted average assumptions used to measure the fair value of options granted:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Weighted average expected term	5 years	5 years	5 years
Risk-free interest rate	2.6%	1.9%	1.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility	52.6%	47.7%	50.0%

The following table summarizes our stock option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 29, 2017	1,452,825	215,908	$12.87
Granted	773,100	—	$24.64
Exercised	(423,162)	(150,000)	$9.88
Forfeited	(96,322)	—	$20.13
Expired	—	—	$—
Outstanding, December 28, 2018	1,706,441	65,908	$18.57	4.7 years	$3,572
Exercisable, December 28, 2018	594,335	65,908	$12.05	2.7 years	$3,186

Fair value information for options granted and the intrinsic value of options exercised are as follows:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Weighted average grant-date fair value of options granted	$11.81	$8.52	$4.18
Total intrinsic value of options exercised	$8,744	$16,423	N/A

At December 28, 2018, total unrecognized share-based compensation expense relating to stock options was $9.7 million, with a weighted average remaining service period of 2.9 years.

Restricted Shares

The following table summarizes our restricted share activity:

	Number of Restricted Shares
	Time vesting	Weighted average grant date fair value
Unvested, December 29, 2017	153,281	$17.53
Granted	122,698	$23.89
Vested	(83,679)	$15.12
Forfeited	—	$—
Unvested, December 28, 2018	192,300	$22.64

Fair value information for restricted shares granted and vested during is as follows:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Weighted average grant-date fair value of shares granted	$23.89	$19.63	$9.42
Total fair value of shares vested	$2,041	$634	$1,484

At December 28, 2018, total unrecognized share-based compensation expense relating to restricted shares was $3.6 million, with a weighted average remaining service period of 2.8 years.

During 2018, 2017, and 2016, share-based compensation expense for stock options and restricted shares across all plans totaled $7.3 million, $2.2 million, and $3.2 million, respectively.

2017 ESPP

In May 2017, we adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP grants employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of our ordinary shares on the first or last day of each 6 month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31, or the next business day if such date is not a business day. Shares are purchased on the last day of the purchase period.

The table below sets forth the weighted average assumptions used to measure the fair value of 2017 ESPP rights:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Weighted average expected term	0.5 years	0.4 years	N/A
Risk-free interest rate	1.9%	1.1%	N/A
Dividend yield	0.0%	0.0%	N/A
Volatility	52.7%	47.8%	N/A

We recognize share-based compensation expense associated with the 2017 ESPP over the duration of the purchase period. We recognized $0.3 million and $0.1 million of share-based compensation expense associated with the 2017 ESPP during 2018 and 2017, respectively. At December 28, 2018, there was no unrecognized share-based compensation expense.

Note 13 – Segment Information

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area (including sales from discontinued operations):

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
United States of America	$502,750	$386,645	$243,237
Singapore	224,230	223,277	163,515
Europe	60,688	27,555	16,353
Other	35,943	18,415	9,218
Total net sales	$823,611	$655,892	$432,323

The following table sets forth our two major customers, which comprised 88%, 93%, and 97% of net sales from continuing operations in 2018, 2017, and 2016, respectively:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Lam Research	$458,705	$350,372	$207,230
Applied Materials	$262,146	$259,234	$185,465

Note 14 – Earnings per Share

Basic and diluted net income per share attributable to ordinary shareholders was presented in conformity with the two-class method during 2016, as we had two classes of stock until our December 2016 IPO. We considered our convertible preferred shares to be a participating security as the convertible preferred shares participated in dividends with ordinary shareholders, when and if declared by our Board of Directors. In the event a dividend was paid on ordinary shares, the holders of preferred shares were entitled to a proportionate share of any such dividend as if they were holders of ordinary shares (on an as-if converted basis). The convertible preferred shares did not participate in incurred losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to ordinary shareholders.

Under the two-class method, net income attributable to ordinary shareholders after deduction of preferred share dividends, if any, is determined by allocating undistributed earnings between the ordinary shares and the participating securities based on their respective rights to receive dividends. Basic net income per share attributable to ordinary shareholders is computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. All participating securities are excluded from basic weighted-average ordinary shares outstanding. Diluted net income per share attributable to ordinary shareholders is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding, including all potentially dilutive ordinary shares, if the effect of each class of potential shares of ordinary shares is dilutive.

For purposes of calculating EPS under the two-class method, an accounting policy election has been made to treat each income statement line item (net income from continuing operations, net income from discontinued operations, and net income) as an independent calculation and only allocate earnings to participating securities for those line items for which income is reported, as the participating securities do not have a contractual obligation to participate in losses. There is therefore no allocation of losses to participating securities for those line items for which a loss is reported. Under this method, the sum of the individual EPS income statement line items will not reconcile to the total net income per share.

Net income per share was not presented in conformity with the two‑class method during 2018 and 2017, as we had only one class of stock outstanding during those years.

The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to ordinary shareholders and a reconciliation of the numerator and denominator used in the calculation:

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Numerator:
Net income from continuing operations	$57,883	$56,915	$20,779
Undistributed earnings attributed to preferred shareholders	—	—	(19,060)
Net income from continuing operations, attributable to ordinary shareholders	$57,883	$56,915	$1,719
Net loss from discontinued operations	$—	$(461)	$(4,117)
Undistributed earnings attributed to preferred shareholders	—	—	—
Net loss from discontinued operations, attributable to ordinary shareholders	$—	$(461)	$(4,117)
Net income	$57,883	$56,454	$16,662
Undistributed earnings attributed to preferred shareholders	—	—	(15,284)
Net income, attributable to ordinary shareholders	$57,883	$56,454	$1,378
Denominator:
Weighted average ordinary shares outstanding	24,706,542	25,118,031	1,503,296
Dilutive effect of stock options	398,590	1,030,793	306,871
Dilutive effect of restricted shares	20,530	68,184	157,759
Dilutive effect of employee share purchase plan	2,393	1,416	—
Weighted average number of shares used in diluted per share calculation for net income and net income from continuing operations	25,128,055	26,218,424	1,967,926
Weighted average ordinary shares outstanding	24,706,542	25,118,031	1,503,296
Dilutive effect of stock options	—	—	—
Dilutive effect of restricted shares	—	—	—
Dilutive effect of employee share purchase plan	—	—	—
Weighted average number of shares used in diluted per share calculation for net loss from discontinued operations	24,706,542	25,118,031	1,503,296
Earnings per share attributable to ordinary shareholders:
Net income from continuing operations:
Basic	$2.34	$2.27	$1.14
Diluted	$2.30	$2.17	$0.87
Net loss from discontinued operations:
Basic	$—	$(0.02)	$(2.74)
Diluted	$—	$(0.02)	$(2.74)
Net income:
Basic	$2.34	$2.25	$0.92
Diluted	$2.30	$2.15	$0.70

An aggregated total of 516,070, 72,321, and 165,275 potential ordinary shares have been excluded from the computation of diluted net income per share attributable to ordinary shareholders for 2018, 2017, and 2016, respectively, because including them would have been antidilutive.

Note 15 – Discontinued Operations

In January 2016, we made the decision to shut down our Kingston, New York facility as this location consumed a significant amount of resources while contributing very little income. We completed the shutdown of the operations of the New York facility in May 2016 through abandonment as a buyer for the facility and operation was not found. We recorded lease abandonment and inventory charges of approximately $0.6 million and $2.0 million, respectively, in 2016. In 2017, we accrued for remaining costs of $0.3 million to occupy the facility through its lease expiration in February 2018. The discontinued operation was deemed to be fully disposed of at December 29, 2017. Accordingly, there was no activity associated with the discontinued operation during 2018.

The carrying amounts of the major classes of assets and liabilities of our Kingston, New York facility are reflected in the following table:

December 29, 2017
Assets
Current assets:
Prepaid expenses and other current assets	$3
Total current assets	3
Total assets	$3
Liabilities
Current liabilities:
Accounts payable	$136
Accrued liabilities	255
Other current liabilities	9
Total current liabilities	400
Total liabilities	$400

The results of the discontinued operation were as follows:

	Year Ended
	December 29, 2017	December 30, 2016
Net sales	$—	$26,576
Cost of sales	—	28,077
Operating expenses:
Research and development	—	262
Selling, general, and administrative	722	2,315
Total operating expenses	722	2,577
Operating loss	(722)	(4,078)
Other income, net	—	(1)
Loss from discontinued operations before income taxes	(722)	(4,077)
Income tax expense (benefit)	(261)	40
Loss from discontinued operations	$(461)	$(4,117)

Note 16 – Subsequent Events (unaudited)

Ordinary Share Repurchases

In January 2019, we repurchased 97,910 ordinary shares for a total cost of $1.6 million at an average price of $16.34 per share pursuant to our previously announced share repurchase program.

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

10.1

Amended and Restated Credit Agreement, dated as of February 14, 2018, by and among Ichor Holdings, LLC, Ichor Systems, Inc., Precision Flow Technologies, Inc., Ajax United Patterns & Molds, Inc., Cal Weld, Inc., Talon Innovations Corporation, and Talon Innovations (FL) Corporation as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to the current report on Form 8 K filed with the Securities and Exchange Commission on February 15, 2018).

10.2+

Employment Agreement, dated as of September 19, 2014, by and among Ichor Systems, Inc., Thomas Rohrs and, with respect to Sections 1.2 and 3.4 therein only, Ichor Holdings, Ltd (Incorporated by reference to Exhibit 10.7 to Ichor Holdings, Ltd’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

10.3+

Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.11 to Ichor Holdings, Ltd’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.4+

Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 to Ichor Holdings, Ltd’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.5+

Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to Ichor Holdings, Ltd’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.6+

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

10.8+

Offer Letter, dated as of September 30, 2015, by and between Ichor Systems, Inc. and Philip Barros (Incorporated by reference to Exhibit 10.17 to Ichor Holdings, Ltd’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

10.9*+	Select Severance Plan, dated as of March 6, 2019, by and among Ichor Holdings, Ltd. and certain officers and directors party thereto.

21.1*	List of subsidiaries

23.1*	Consent of KPMG LLP

31.1*	Certifications of Chief Executive Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

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

Dated: March 8, 2019	ICHOR HOLDINGS, LTD.

	By:	/s/ Thomas M. Rohrs
Thomas M. Rohrs Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Thomas M. Rohrs Thomas M. Rohrs	Executive Chairman, Director and Chief Executive Officer (Principal Executive Officer)	March 8, 2019

/s/ Jeffrey Andreson Jeffrey Andreson	Chief Financial Officer (Principal Accounting and Financial Officer)	March 8, 2019

/s/ Laura Black Laura Black	Director	March 8, 2019

/s/ John Chenault John Chenault	Director	March 8, 2019

/s/ John Kispert	Director	March 8, 2019
John Kispert

/s/ Marc Haugen Marc Haugen	Director	March 8, 2019

/s/ Andrew Kowal Andrew Kowal	Director	March 8, 2019

/s/ Iain MacKenzie	Director	March 8, 2019
Iain MacKenzie