Form 10-Q
period 2019-03-29
ICHOR HOLDINGS, LTD.
filed 2019-05-08
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non‑accelerated filer	☐	Small reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001	ICHR	The NASDAQ Stock Market LLC

As of May 3, 2019, the registrant had 22,379,401 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 29, 2019	December 28, 2018
Assets
Current assets:
Cash	$31,611	$43,834
Accounts receivable, net	53,897	40,287
Inventories, net	114,171	121,106
Prepaid expenses and other current assets	5,936	6,348
Total current assets	205,615	211,575
Property and equipment, net	43,945	41,740
Operating lease right-of-use assets	16,797	—
Other noncurrent assets	901	906
Deferred tax assets, net	1,363	1,363
Intangible assets, net	53,758	56,895
Goodwill	173,010	173,010
Total assets	$495,389	$485,489
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,691	$64,300
Accrued liabilities	7,413	9,556
Other current liabilities	4,488	5,148
Current portion of long-term debt	8,750	8,750
Current portion of lease liabilities	5,148	—
Total current liabilities	90,490	87,754
Long-term debt, less current portion, net	184,954	192,117
Lease liabilities, less current portion	12,062	—
Deferred tax liabilities	3,969	3,966
Other non-current liabilities	2,234	3,326
Total liabilities	293,709	287,163
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 22,370,129 and 22,234,508 shares outstanding, respectively; 26,807,568 and 26,574,037 shares issued, respectively)	2	2
Additional paid in capital	231,793	228,358
Treasury shares at cost (4,437,439 and 4,339,529 shares, respectively)	(91,578)	(89,979)
Retained earnings	61,463	59,945
Total shareholders’ equity	201,680	198,326
Total liabilities and shareholders’ equity	$495,389	$485,489

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 29, 2019	March 30, 2018
Net sales	$137,831	$258,029
Cost of sales	117,608	215,430
Gross profit	20,223	42,599
Operating expenses:
Research and development	2,391	2,452
Selling, general, and administrative	11,758	15,711
Amortization of intangible assets	3,137	3,879
Total operating expenses	17,286	22,042
Operating income	2,937	20,557
Interest expense	2,768	2,504
Other expense, net	24	241
Income before income taxes	145	17,812
Income tax expense (benefit)	(1,373)	1,091
Net income	$1,518	$16,721
Net income per share:
Basic	$0.07	$0.64
Diluted	$0.07	$0.63
Shares used to compute net income per share:
Basic	22,269,827	26,030,298
Diluted	22,536,209	26,734,710

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

			Additional	Treasury			Total
For the three months ending March 29, 2019	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 28, 2018	22,234,508	$2	$228,358	4,339,529	$(89,979)	$59,945	$198,326
Ordinary shares issued from exercise of stock options	186,915	—	1,904	—	—	—	1,904
Ordinary shares issued from vesting of restricted share units	24,115	—	(111)	—	—	—	(111)
Ordinary shares issued from employee share purchase plan	22,501	—	312	—	—	—	312
Repurchase of ordinary shares	(97,910)	—	—	97,910	(1,599)	—	(1,599)
Share-based compensation expense	—	—	1,330	—	—	—	1,330
Net income	—	—	—	—	—	1,518	1,518
Balance at March 29, 2019	22,370,129	$2	$231,793	4,437,439	$(91,578)	$61,463	$201,680

			Additional	Treasury			Total
For the three months ending March 30, 2018	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 29, 2017	25,892,162	3	214,697	—	—	2,062	216,762
Ordinary shares issued from exercise of stock options	325,969	—	3,232	—	—	—	3,232
Ordinary shares issued from vesting of restricted share units	50,423	—	—	—	—	—	—
Ordinary shares issued from employee share purchase plan	10,781	—	177	—	—	—	177
Repurchase of ordinary shares	(195,750)	—	—	195,750	(5,000)	—	(5,000)
Share-based compensation expense	—	—	3,791	—	—	—	3,791
Net income	—	—	—	—	—	16,721	16,721
Balance at March 30, 2018	26,083,585	$3	$221,897	195,750	$(5,000)	$18,783	$235,683

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net income	$1,518	$16,721
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,210	5,752
Share-based compensation	1,330	3,791
Deferred income taxes	3	(127)
Amortization of debt issuance costs	212	333
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(13,610)	(26,350)
Inventories	6,935	(10,470)
Prepaid expenses and other assets	1,357	370
Accounts payable	895	8,731
Accrued liabilities	(1,994)	(974)
Other liabilities	(2,279)	1,439
Net cash used in operating activities	(423)	(784)
Cash flows from investing activities:
Capital expenditures	(4,782)	(3,668)
Net cash used in investing activities	(4,782)	(3,668)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	2,067	3,409
Employees' taxes paid upon vesting of restricted share units	(111)	—
Repurchase of ordinary shares	(1,599)	(5,000)
Debt issuance and modification costs	—	(2,092)
Borrowings on revolving credit facility	5,000	7,162
Repayments on revolving credit facility	(8,000)	—
Repayments on term loan	(4,375)	(4,535)
Net cash used in financing activities	(7,018)	(1,056)
Net decrease in cash	(12,223)	(5,508)
Cash at beginning of year	43,834	69,304
Cash at end of quarter	$31,611	$63,796
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,255	$1,297
Cash paid during the period for taxes	$107	$230
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$958	$834

See accompanying notes.

ICHOR HOLDINGS, LTD.

Notes to Consolidated Financial Statements (Unaudited)

(dollar figures in tables in thousands, except per share amounts)

Note 1 – Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. All dollar figures presented in tables in the notes to consolidated financial statements are in thousands, except per share amounts.

Year End

We use a 52 or 53 week fiscal year ending on the last Friday in December. The three months ended March 29, 2019 and March 30, 2018 were both 13 weeks. References to the first quarter of 2019 and 2018 relate to the three month periods then ended.

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

Commitments and Contingencies

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on our financial position or results of operations.

Accounting Pronouncements Recently Adopted

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

The new standard is effective for interim and annual periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018‑11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted and applied the lease standard as of December 29, 2018, the first day of fiscal year 2019, using this optional transition method.

The new standard provides a number of practical expedients in transition. We elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification, and initial direct costs. We elected to not recognize short-term leases, those with an initial term of 12 months or less, on our consolidated balance sheets.

The new standard had material effects on our consolidated financial statements. The most significant effects relate to the recognition of right-of-use (“ROU”) assets and lease liabilities on our balance sheet for our facilities operating leases and the new disclosure requirements about our leasing activities. Upon adoption, we recorded operating lease liabilities of $18.1 million, with an offsetting increase to operating lease ROU assets of $17.7 million in exchange for the liabilities assumed. We did not recognize a cumulative-effect adjustment to the opening balance of retained earnings, as there was no adjustment to be made as a result of our adoption and application of the standard. The standard did not have a significant impact on our consolidated statements of income or cash flows.

In June 2018, the FASB issued ASU 2018‑07, Compensation-Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting. This standard is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. ASU 2018‑07 expands the scope of ASC Topic 718, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. We adopted ASU 2018‑07 on December 29, 2018, the first day of fiscal year 2019, which did not have a significant impact on our consolidated financial statements.

Note 2 – Inventories

Inventories consist of the following:

	March 29, 2019	December 28, 2018
Raw materials	$80,257	$90,713
Work in process	21,260	20,852
Finished goods	20,655	17,233
Excess and obsolete adjustment	(8,001)	(7,692)
Total inventories, net	$114,171	$121,106

Note 3 – Property and Equipment

Property and equipment consist of the following:

	March 29, 2019	December 28, 2018
Machinery	$29,701	$29,885
Leasehold improvements	16,816	15,333
Computer software, hardware, and equipment	5,195	4,884
Office furniture, fixtures and equipment	1,109	1,058
Vehicles	26	26
Construction-in-process	12,162	9,514
	65,009	60,700
Less accumulated depreciation	(21,064)	(18,960)
Total property and equipment, net	$43,945	$41,740

Depreciation expense was $2.1 million and $1.9 million for the first quarter of 2019 and 2018, respectively.

Note 4 – Intangible Assets and Goodwill

Definite‑lived intangible assets consist of the following:

	March 29, 2019
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(7,024)	$—	$2,666	10.0 years
Customer relationships	82,986	(34,138)	—	48,848	7.8 years
Developed technology	2,900	(656)	—	2,244	10.0 years
Total intangible assets	$95,576	$(41,818)	$—	$53,758

	December 28, 2018
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(6,781)	$—	$2,909	10.0 years
Customer relationships	82,986	(31,308)	—	51,678	7.8 years
Developed technology	2,900	(592)	—	2,308	10.0 years
Total intangible assets	$95,576	$(38,681)	$—	$56,895

Note 5 – Leases

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease liabilities, we use the non-cancellable lease term, without consideration for renewal options. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

We lease facilities under various non-cancellable operating leases expiring through 2024. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of March 29, 2019, we had no operating leases that had not yet commenced.

The components of lease expense are as follows:

Three Months Ended
March 29, 2019
Operating lease cost	$1,633

Supplemental cash flow information related to leases is as follows:

Three Months Ended
March 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,164
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted-average remaining lease term of operating leases	3.8 years
Weighted-average discount rate of operating leases	4.5%

Future minimum lease payments under non-cancelable leases as of March 29, 2019 are as follows:

2019	$3,924
2020	5,103
2021	4,586
2022	4,049
2023	1,127
Thereafter	122
Total future minimum lease payments	18,911
Less imputed interest	(1,701)
Total lease liabilities	$17,210

Future minimum lease payments under non-cancelable leases as of December 28, 2018, as reported under previous guidance, are as follows:

2019	$4,910
2020	4,873
2021	4,356
2022	3,820
2023	1,103
Thereafter	120
Total future minimum lease payments	19,182

Note 6 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Income tax expense (benefit)	$(1,373)	$1,091
Income before income taxes	$145	$17,812
Effective income tax rate	-946.9%	6.1%

Our effective tax rate for the first quarter of 2019 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, the release of certain tax reserves related to statute of limitation expirations and settlements, and excess tax benefits from share-based compensation. Our effective tax rate for the first quarter of 2018 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, accrued withholding taxes, and excess tax benefits from share-based compensation.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $1.8 million at March 29, 2019. The related interest and penalties were $zero and $0.4 million, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of March 29, 2019, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. Matching contributions were $0.4 million and $0.5 million for the first quarter of 2019 and 2018, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	March 29, 2019	December 28, 2018
Term loan	$166,250	$170,625
Revolving credit facility	31,162	34,162
Total principal amount of long-term debt	197,412	204,787
Less unamortized debt issuance costs	(3,708)	(3,920)
Total long-term debt, net	193,704	200,867
Less current portion	(8,750)	(8,750)
Total long-term debt, less current portion, net	$184,954	$192,117

On February 15, 2018, we amended and restated our credit agreement, which replaced our existing credit facilities with a $175.0 million term loan and a $125.0 million revolving credit facility. The amendment reduced our borrowing rate, depending on our leverage ratio, and extended the maturity date. We incurred debt issuance costs of $2.1 million in connection with the amendment. The amendment did not meet the definition of an extinguishment and was accounted for as a debt modification.

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At March 29, 2019, the term loan and revolving credit facility bore interest at the Eurodollar rate option of 4.80% and 4.66%, respectively.

Term loan principal payments of $2.2 million are due on a quarterly basis. The term loan and revolving credit facility mature on February 15, 2023.

Note 9 – Shareholders’ Equity

Share Repurchase Program

In February 2018, our board of directors authorized a share repurchase program up to $50.0 million under which we may repurchase our ordinary shares in the open market or through privately negotiated transactions, depending on market conditions and other factors. Ordinary shares repurchased are recorded as treasury shares using the cost method on a first-in, first-out basis. In August 2018, our board of directors authorized a $50.0 million increase to the share repurchase program.

During the first quarter of 2019, we repurchased 97,910 ordinary shares for a total cost of $1.6 million at an average price of $16.34 per share. At March 29, 2019, $8.4 million remained available to repurchase ordinary shares under the repurchase program.

Note 10 – Share‑Based Compensation

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

Share‑based compensation expense across all plans for stock options, restricted shares, and employee share purchase rights was $1.3 million and $3.8 million for the first quarter of 2019 and 2018, respectively.

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 28, 2018	1,706,441	65,908	$18.57
Granted	—	—	$—
Exercised	(186,915)	—	$10.19
Forfeited	(56,875)	—	$23.78
Expired	(7,000)	—	$25.41
Outstanding, March 29, 2019	1,455,651	65,908	$19.38	4.9 years	$6,562
Exercisable, March 29, 2019	610,225	65,908	$15.90	3.9 years	$4,949

Restricted Shares

The following table summarizes restricted share activity:

	Number of Restricted Shares
	Time vesting	Weighted average grant date fair value
Unvested, December 28, 2018	192,300	$22.64
Granted	6,912	$21.68
Vested	(29,453)	$23.90
Forfeited	—	$—
Unvested, March 29, 2019	169,759	$22.38

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

During the first quarter of 2019, 22,501 ordinary shares were purchased by eligible employees under the 2017 ESPP. As of March 29, 2019, 2.4 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 11 – Segment Information

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended
	March 29, 2019	March 30, 2018
United States of America	$76,633	$162,240
Singapore	36,979	73,736
Europe	15,093	12,836
Other	9,126	9,217
Total net sales	$137,831	$258,029

Note 12 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 29, 2019	March 30, 2018
Numerator:
Net income	$1,518	$16,721
Denominator:
Basic weighted average ordinary shares outstanding	22,269,827	26,030,298
Dilutive effect of stock options	243,136	658,223
Dilutive effect of restricted shares	19,046	45,271
Dilutive effect of employee share purchase plan	4,200	918
Diluted weighted average ordinary shares outstanding	22,536,209	26,734,710
Earnings per share:
Net income:
Basic	$0.07	$0.64
Diluted	$0.07	$0.63

An aggregated total of 587,853 and 346,622, potential ordinary shares have been excluded from the computation of diluted net income per share for the first quarter of 2019 and 2018, respectively, because including them would have been antidilutive.

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

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing process. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Historically, semiconductor OEMs internally designed and manufactured the fluid delivery subsystems used in their process tools. Currently, most OEMs outsource the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are also increasingly outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage the suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. We believe that this outsourcing trend has enabled OEMs to reduce their fixed costs and development time, as well as provided significant growth opportunities for specialized subsystems suppliers like us.

We have a global footprint with production facilities in Malaysia, Singapore, Korea, California, Florida, Minnesota, Oregon, and Texas. In the first quarter of 2019 and 2018, our two largest customers by revenue were Lam Research and Applied Materials.

The following summarizes key financial information for the periods indicated:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(dollars in thousands)
Net sales	$137,831	$258,029
Gross profit	$20,223	$42,599
Gross margin	14.7%	16.5%
Operating expenses	$17,286	$22,042
Operating income	$2,937	$20,557
Net income, GAAP	$1,518	$16,721
Adjusted net income, non-GAAP	$5,551	$27,450

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$137,831	$258,029
Cost of sales	117,608	215,430
Gross profit	20,223	42,599
Operating expenses:
Research and development	2,391	2,452
Selling, general, and administrative	11,758	15,711
Amortization of intangible assets	3,137	3,879
Total operating expenses	17,286	22,042
Operating income	2,937	20,557
Interest expense	2,768	2,504
Other expense, net	24	241
Income before income taxes	145	17,812
Income tax expense (benefit)	(1,373)	1,091
Net income	1,518	16,721

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended
	March 29, 2019	March 30, 2018

Consolidated Statements of Operations Data:
Net sales	100.0	100.0
Cost of sales	85.3	83.5
Gross profit	14.7	16.5
Operating expenses:
Research and development	1.7	1.0
Selling, general, and administrative	8.5	6.1
Amortization of intangible assets	2.3	1.5
Total operating expenses	12.5	8.5
Operating income	2.1	8.0
Interest expense	2.0	1.0
Other expense, net	0.0	0.1
Income before income taxes	0.1	6.9
Income tax expense (benefit)	(1.0)	0.4
Net income	1.1	6.5

Comparison of the Three Months Ended March 29, 2019 and March 30, 2018

Net Sales

	Three Months Ended		Change
	March 29, 2019	March 30, 2018	Amount	%
	(dollars in thousands)
Net sales	$137,831	$258,029	$(120,198)	-46.6%

The decrease in net sales from the first quarter of 2018 to the first quarter of 2019 was primarily due to reduced demand from our customers as a result of a cyclical downturn in the global wafer fabrication equipment market. On a geographic basis, sales in the U.S. decreased by $85.6 million to $76.6 million in the first quarter of 2019 and foreign sales decreased by $34.6 million to $61.2 million.

Cost of Sales and Gross Profit

	Three Months Ended		Change
	March 29, 2019	March 30, 2018	Amount	%
	(dollars in thousands)
Cost of sales	$117,608	$215,430	$(97,822)	-45.4%
Gross profit	$20,223	$42,599	$(22,376)	-52.5%
Gross margin	14.7%	16.5%		- 180 bps

The decrease in cost of sales and gross profit from the first quarter of 2018 to the first quarter of 2019 was primarily due to decreased sales volume.

The 180 basis point decrease in our gross margin during the first quarter of 2019 compared to the first quarter of 2018 was primarily due to customer and product mix as well as lower factory utilization.

Research and Development

	Three Months Ended		Change
	March 29, 2019	March 30, 2018	Amount	%
	(dollars in thousands)
Research and development	$2,391	$2,452	$(61)	-2.5%

Research and development expenses were flat from the first quarter of 2018 to the first quarter of 2019.

Selling, General, and Administrative

	Three Months Ended		Change
	March 29, 2019	March 30, 2018	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$11,758	$15,711	$(3,953)	-25.2%

The decrease in selling, general, and administrative expense from the first quarter of 2018 to the first quarter of 2019 was primarily due to a reduction in executive transition costs of $3.6 million from the retirement of our former CFO in the first quarter of 2018; reduced employee related expenses of $0.6 million resulting from headcount reductions during fiscal 2018 and the first quarter of 2019, and reduced legal expenses; offset in part by increased expenses of $0.7 million from the one-time release of a tax indemnification asset recorded in connection with our acquisition of Cal‑Weld.

Amortization of Intangible Assets

	Three Months Ended		Change
	March 29, 2019	March 30, 2018	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,137	$3,879	$(742)	-19.1%

The decrease in amortization expense from the first quarter of 2018 to the first quarter of 2019 was due to certain intangible assets being fully amortized as of the end of the fourth quarter of 2018.

Interest Expense

	Three Months Ended		Change
	March 29, 2019	March 30, 2018	Amount	%
	(dollars in thousands)
Interest expense	$2,768	$2,504	$264	10.5%

The increase in interest expense from the first quarter of 2018 to the first quarter of 2019 was primarily due to an increase in our weighted average interest rate and the average amount borrowed. Our weighted average interest rate was 4.77% in the first quarter of 2019 compared to 4.16% in the first quarter of 2018.

Other Expense, Net

	Three Months Ended		Change
	March 29, 2019	March 30, 2018	Amount	%
	(dollars in thousands)
Other expense, net	$24	$241	$(217)	-90.0%

The change in other expense (income), net for the first quarter of 2018 was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound.

Income Tax Expense (Benefit)

	Three Months Ended		Change
	March 29, 2019	March 30, 2018	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$(1,373)	$1,091	$(2,464)	-225.8%

The decrease in income tax expense from the first quarter of 2018 to the first quarter of 2019 was primarily due to discrete tax benefits recognized in the first quarter of 2019 relating to the release of certain tax reserves related to statute of limitation expirations and settlements.

Non‑GAAP Results

Management uses non-GAAP adjusted net income to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP adjusted net income is defined as: net income excluding (1) amortization of intangible assets, share-based compensation expense, non-recurring expenses including adjustments to the cost of sales, and the tax adjustments related to those non-GAAP adjustments; and (2) non-recurring discrete tax items including tax impacts from releasing a valuation allowance related to foreign tax credits to the extent they are present in gross profit, operating income, and net income. Non-GAAP adjusted diluted EPS is defined as non-GAAP adjusted net income divided by weighted average diluted ordinary shares outstanding during the period.

The following table presents our unaudited non‑GAAP adjusted net income and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
Net income	$1,518	$16,721
Non-GAAP adjustments:
Amortization of intangible assets	3,137	3,879
Share-based compensation	1,330	3,791
Other non-recurring expense, net (1)	1,351	1,439
Tax adjustments related to non-GAAP adjustments	(1,785)	(2,904)
Fair value adjustment to inventory from acquisitions (2)	—	4,524
Non-GAAP adjusted net income	$5,551	$27,450
Non-GAAP adjusted diluted EPS	$0.25	$1.03
Shares used to compute diluted EPS	22,536,209	26,734,710

(1)

Included in this amount for the first quarter of 2019 are (i) acquisition-related expenses, comprised primarily of a charge to expense from the extinguishment of an indemnification asset related to our acquisition of Cal‑Weld in 2017 and expense associated with a two year retention agreement between key management personnel of IAN, (ii) costs incurred in connection with reorganizing our key personnel and leadership, and (iii) costs incurred with implementing a new ERP system.

Included in this amount for the first quarter of 2018 are (i) separation benefits for our former CFO that became effective in January 2018 and (ii) acquisition-related expenses.

(2)

As part of our purchase price allocation for our acquisition of Talon in December 2017, we recorded acquired-inventory at fair value, resulting in a fair value step-up of $6.2 million. This amount was subsequently charged to cost of sales as acquired-inventory was sold.

Non-GAAP adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for net income or any of our other operating results reported under GAAP. Other companies may calculate adjusted net income differently or may use other measures to evaluate their performance, both of which could reduce the usefulness of our adjusted net income as a tool for comparison.

Because of these limitations, you should consider non-GAAP adjusted net income alongside other financial performance measures, including net income and other financial results presented in accordance with GAAP. In addition, in evaluating non-GAAP adjusted net income, you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving adjusted net income and you should not infer from our presentation of adjusted net income that our future results will not be affected by these expenses or any unusual or non-recurring items.

Liquidity and Capital Resources

We ended the first quarter of 2019 with cash of $31.6 million. Our principal uses of liquidity are to fund our working capital needs, purchase new capital equipment, and our share repurchase program. The net decrease of $12.2 million from December 28, 2018 was primarily due to net payments on long-term debt of $7.4 million, capital expenditures of $4.8 million, share repurchases of $1.6 million, and cash used in operations of $0.4 million, partially offset by net proceeds from the issuance of ordinary shares under our share-based compensation plans of $2.0 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in thousands)
Cash used in operating activities	$(423)	$(784)
Cash used in investing activities	(4,782)	(3,668)
Cash used in financing activities	(7,018)	(1,056)
Net decrease in cash	$(12,223)	$(5,508)

Operating Activities

Our cash used in operations during the first quarter of 2019 of $0.4 million was due to net income of $1.5 million and net non-cash charges of $6.8 million, partially offset by an increase in our net operating assets and liabilities of $8.7 million. Non-cash charges primarily consist of depreciation and amortization of $5.2 million and share-based compensation of $1.3 million. The increase in our net operating assets and liabilities was primarily due to an increase in accounts receivable, net of $13.6 million and a decrease in accrued and other liabilities of $4.3 million, partially offset by a decrease in inventories of $6.9 million, a decrease in prepaid expenses and other assets of $1.4 million, and an increase in accounts payable of $0.9 million.

Investing Activities

Our cash used in investing activities during the first quarter of 2019 of $4.8 million was due to capital expenditures.

Financing Activities

Our cash used in financing activities during the first quarter of 2019 of $7.0 million was due to net payments on long-term debt of $7.4 million and share repurchases of $1.6 million, partially offset by net proceeds from the issuance of ordinary shares under our share-based compensation plans of $2.0 million.

Critical Accounting Policies

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

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are identified and described in our annual consolidated financial statements and the notes included in our Annual Report on Form 10‑K for the year ended December 28, 2018 (our “Annual Report”).

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

While not currently significant, we do have certain operating expenses that are denominated in currencies of the countries in which our operations are located, and may be subject to fluctuations due to foreign currency exchange rates, particularly the Singapore dollar, Malaysian Ringgit, British Pound, and Euro. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

We had total outstanding debt of $197.4 million as of March 29, 2019, exclusive of $3.7 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is variable based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% change in the interest rate on our outstanding debt would have resulted in a $0.5 million change to interest expense during the first quarter of 2019, or $2.0 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2019, with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 29, 2019.

Changes in Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. If we cannot provide reliable financial information, our business, operating results and share price could be negatively impacted. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 1 – Basis of Presentation and Selected Significant Accounting Policies, Commitments and Contingencies” in the Notes to Financial Statements (Unaudited) included in this report.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2018 Annual Report. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the trading price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

Information related to repurchases of our ordinary shares during the three months ended March 29, 2019 is as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Amount Available Under Repurchase Program (1)
	(dollars in thousands, except per share amounts)
Amount available at December 28, 2018				$10,021
December 2018	43,500	$16.17	43,500	$9,317
January 2019	54,410	$16.47	54,410	$8,421
February 2019	—	$—	—	$8,421
March 2019	—	$—	—	$8,421
Quarter ended March 29, 2019	97,910	$16.34	97,910	$8,421

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

ICHOR HOLDINGS, LTD.

Date: May 8, 2019	By:	/s/ Thomas M. Rohrs
Thomas M. Rohrs
Executive Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
President and Chief Financial Officer (Principal Accounting and Financial Officer)