Form 10-Q
period 2019-06-28
ICHOR HOLDINGS, LTD.
filed 2019-08-07
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

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

As of August 2, 2019, the registrant had 22,445,343 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 28, 2019	December 28, 2018
Assets
Current assets:
Cash	$41,456	$43,834
Accounts receivable, net	41,571	40,287
Inventories, net	108,473	121,106
Prepaid expenses and other current assets	4,866	6,348
Total current assets	196,366	211,575
Property and equipment, net	43,444	41,740
Operating lease right-of-use assets	16,191	—
Other noncurrent assets	875	906
Deferred tax assets, net	1,363	1,363
Intangible assets, net	58,703	56,895
Goodwill	173,010	173,010
Total assets	$489,952	$485,489
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,832	$64,300
Accrued liabilities	8,893	9,556
Other current liabilities	3,129	5,148
Current portion of long-term debt	8,750	8,750
Current portion of lease liabilities	5,329	—
Total current liabilities	85,933	87,754
Long-term debt, less current portion, net	183,008	192,117
Lease liabilities, less current portion	11,279	—
Deferred tax liabilities	3,794	3,966
Other non-current liabilities	2,207	3,326
Total liabilities	286,221	287,163
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 22,414,089 and 22,234,508 shares outstanding, respectively; 26,851,528 and 26,574,037 shares issued, respectively)	2	2
Additional paid in capital	233,508	228,358
Treasury shares at cost (4,437,439 and 4,339,529 shares, respectively)	(91,578)	(89,979)
Retained earnings	61,799	59,945
Total shareholders’ equity	203,731	198,326
Total liabilities and shareholders’ equity	$489,952	$485,489

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	$139,195	$248,973	$277,026	$507,002
Cost of sales	119,662	205,098	237,270	420,528
Gross profit	19,533	43,875	39,756	86,474
Operating expenses:
Research and development	2,634	2,577	5,025	5,029
Selling, general, and administrative	10,685	11,647	22,443	27,358
Amortization of intangible assets	3,202	3,772	6,339	7,651
Total operating expenses	16,521	17,996	33,807	40,038
Operating income	3,012	25,879	5,949	46,436
Interest expense	2,762	2,303	5,530	4,807
Other expense (income), net	7	(217)	31	24
Income before income taxes	243	23,793	388	41,605
Income tax benefit	(93)	(4,247)	(1,466)	(3,156)
Net income	$336	$28,040	1,854	44,761
Net income per share:
Basic	$0.02	$1.09	$0.08	$1.73
Diluted	$0.01	$1.07	$0.08	$1.69
Shares used to compute net income per share:
Basic	22,395,308	25,674,173	22,332,568	25,852,235
Diluted	22,663,053	26,120,717	22,596,412	26,428,207

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

			Additional	Treasury			Total
For the three months ending June 28, 2019	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at March 29, 2019	22,370,129	$2	$231,793	4,437,439	$(91,578)	$61,463	$201,680
Ordinary shares issued from exercise of stock options	17,785	—	303	—	—	—	303
Ordinary shares issued from vesting of restricted share units	26,175	—	(63)	—	—	—	(63)
Ordinary shares issued from employee share purchase plan	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,475	—	—	—	1,475
Net income	—	—	—	—	—	336	336
Balance at June 28, 2019	22,414,089	$2	$233,508	4,437,439	$(91,578)	$61,799	$203,731

			Additional	Treasury			Total
For the six months ending June 28, 2019	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 28, 2018	22,234,508	$2	$228,358	4,339,529	$(89,979)	$59,945	$198,326
Ordinary shares issued from exercise of stock options	204,700	—	2,207	—	—	—	2,207
Ordinary shares issued from vesting of restricted share units	50,290	—	(174)	—	—	—	(174)
Ordinary shares issued from employee share purchase plan	22,501	—	312	—	—	—	312
Repurchase of ordinary shares	(97,910)	—	—	97,910	(1,599)	—	(1,599)
Share-based compensation expense	—	—	2,805	—	—	—	2,805
Net income	—	—	—	—	—	1,854	1,854
Balance at June 28, 2019	22,414,089	$2	$233,508	4,437,439	$(91,578)	$61,799	$203,731

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity (continued)

(dollars in thousands)

			Additional	Treasury			Total
For the three months ending June 29, 2018	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at March 30, 2018	26,083,585	$3	$221,897	195,750	$(5,000)	$18,783	$235,683
Ordinary shares issued from exercise of stock options	236,263	—	2,278	—	—	—	2,278
Ordinary shares issued from vesting of restricted share units	10,843	—	(27)	—	—	—	(27)
Ordinary shares issued from employee share purchase plan	—	—	—	—	—	—	—
Repurchase of ordinary shares	(1,061,855)	—	—	1,061,855	(24,970)	—	(24,970)
Share-based compensation expense	—	—	1,215	—	—	—	1,215
Net income	—	—	—	—	—	28,040	28,040
Balance at June 29, 2018	25,268,836	$3	$225,363	1,257,605	$(29,970)	$46,823	$242,219

			Additional	Treasury			Total
For the six months ending June 29, 2018	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 29, 2017	25,892,162	$3	$214,697	—	$—	$2,062	$216,762
Ordinary shares issued from exercise of stock options	562,232	—	5,510	—	—	—	5,510
Ordinary shares issued from vesting of restricted share units	61,266	—	(27)	—	—	—	(27)
Ordinary shares issued from employee share purchase plan	10,781	—	177	—	—	—	177
Repurchase of ordinary shares	(1,257,605)	—	—	1,257,605	(29,970)	—	(29,970)
Share-based compensation expense	—	—	5,006	—	—	—	5,006
Net income	—	—	—	—	—	44,761	44,761
Balance at June 29, 2018	25,268,836	$3	$225,363	1,257,605	$(29,970)	$46,823	$242,219

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net income	$1,854	$44,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,460	11,567
Share-based compensation	2,805	5,006
Deferred income taxes	(172)	(4,950)
Amortization of debt issuance costs	454	491
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,284)	(14,960)
Inventories, net	12,633	8,166
Prepaid expenses and other assets	3,058	167
Accounts payable	(4,176)	(18,189)
Accrued liabilities	(706)	(317)
Other liabilities	(4,266)	(1,585)
Net cash provided by operating activities	20,660	30,157
Cash flows from investing activities:
Capital expenditures	(6,117)	(8,797)
Cash paid for acquisitions, net of cash acquired	—	(1,443)
Cash paid for intangible assets	(8,147)	—
Net cash used in investing activities	(14,264)	(10,240)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	2,562	5,847
Employees' taxes paid upon vesting of restricted share units	(174)	(27)
Repurchase of ordinary shares	(1,599)	(29,970)
Debt issuance and modification costs	—	(2,092)
Borrowings on revolving credit facility	5,000	7,162
Repayments on revolving credit facility	(8,000)	—
Repayments on term loan	(6,563)	(6,722)
Net cash used in financing activities	(8,774)	(25,802)
Net decrease in cash	(2,378)	(5,885)
Cash at beginning of year	43,834	69,304
Cash at end of quarter	$41,456	$63,419
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,755	$3,632
Cash paid during the period for taxes	$1,624	$1,775
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$1,170	$671

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

Year End

We use a 52 or 53 week fiscal year ending on the last Friday in December. The three months ended June 28, 2019 and June 29, 2018 were both 13 weeks. References to the second quarter of 2019 and 2018 refer to the three month periods then ended. References to fiscal year 2019 refer to our fiscal year ending December 27, 2019.

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

The new standard had material effects on our consolidated financial statements. The most significant effects relate to the recognition of right-of-use (“ROU”) assets and lease liabilities on our balance sheet for our facilities operating leases and the new disclosure requirements about our leasing activities. Upon adoption, we recorded operating lease liabilities of $18.1 million, with an offsetting increase to operating lease ROU assets of $17.7 million in exchange for the liabilities assumed. We did not recognize a cumulative-effect adjustment to the opening balance of retained earnings, as there was no adjustment to be made as a result of our adoption and application of the standard. The standard did not have a significant impact on our consolidated statements of operations or cash flows.

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

Note 2 – Inventories

Inventories consist of the following:

	June 28, 2019	December 28, 2018
Raw materials	$71,583	$90,713
Work in process	22,327	20,852
Finished goods	22,764	17,233
Excess and obsolete adjustment	(8,201)	(7,692)
Total inventories, net	$108,473	$121,106

Note 3 – Property and Equipment

Property and equipment consist of the following:

	June 28, 2019	December 28, 2018
Machinery	$30,550	$29,885
Leasehold improvements	20,503	15,333
Computer software, hardware, and equipment	5,358	4,884
Office furniture, fixtures and equipment	1,113	1,058
Vehicles	26	26
Construction-in-process	9,034	9,514
	66,584	60,700
Less accumulated depreciation	(23,140)	(18,960)
Total property and equipment, net	$43,444	$41,740

Depreciation expense was $2.0 million and $2.0 million for the second quarter of 2019 and 2018, respectively, and $4.1 million and $3.9 million for the six months ended June 28, 2019 and June 29, 2018, respectively.

Note 4 – Intangible Assets

Definite‑lived intangible assets consist of the following:

	June 28, 2019
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(7,266)	$—	$2,424	10.0 years
Customer relationships	82,986	(36,965)	—	46,021	7.8 years
Developed technology	11,047	(789)	—	10,258	10.0 years
Total intangible assets	$103,723	$(45,020)	$—	$58,703

	December 28, 2018
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(6,781)	$—	$2,909	10.0 years
Customer relationships	82,986	(31,308)	—	51,678	7.8 years
Developed technology	2,900	(592)	—	2,308	10.0 years
Total intangible assets	$95,576	$(38,681)	$—	$56,895

During the second quarter of 2019, we acquired certain developed technology assets for $8.1 million, which have a weighted average useful life of 10 years.

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

We lease facilities under various non-cancellable operating leases expiring through 2024. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of June 28, 2019, we had one operating lease executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	June 28, 2019	June 28, 2019
Operating lease cost	$1,660	$3,293

Supplemental cash flow information related to leases is as follows:

Six Months Ended
June 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,492
Right-of-use assets obtained in exchange for new operating lease liabilities	$566
Weighted-average remaining lease term of operating leases	3.5 years
Weighted-average discount rate of operating leases	4.5%

Future minimum lease payments under non-cancelable leases as of June 28, 2019 are as follows:

2019, remaining	$2,720
2020	6,653
2021	4,797
2022	4,101
2023	1,103
Thereafter	120
Total future minimum lease payments	19,494
Less imputed interest	(2,886)
Total lease liabilities	$16,608

Future minimum lease payments under non-cancelable leases as of December 28, 2018, as reported under previous guidance, are as follows:

2019	$4,910
2020	4,873
2021	4,356
2022	3,820
2023	1,103
Thereafter	120
Total future minimum lease payments	19,182

Note 6 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Income tax benefit	$(93)	$(4,247)	$(1,466)	$(3,156)
Income before income taxes	$243	$23,793	$388	$41,605
Effective income tax rate	-38.3%	-17.8%	-377.8%	-7.6%

Our effective tax rate for the second quarter of 2019 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate and excess tax benefits from share-based compensation. Our effective tax rate for the six months ended June 28, 2019 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, the release of certain tax reserves related to statute of limitation expirations and settlements, and excess tax benefits from share-based compensation.

Our effective tax rate for the three and six months ended June 29, 2018 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, accrued withholding taxes, excess tax benefits from share-based compensation, and the release of a valuation allowance against our foreign tax credit carryforwards.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $1.8 million at June 28, 2019. The related interest and penalties were zero and $0.4 million, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of June 28, 2019, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. Matching contributions were $0.4 million and $0.3 million for the second quarter of 2019 and 2018, respectively, and $0.8 million and $0.8 million for the six months ended June 28, 2019 and June 29, 2018, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	June 28, 2019	December 28, 2018
Term loan	$164,062	$170,625
Revolving credit facility	31,162	34,162
Total principal amount of long-term debt	195,224	204,787
Less unamortized debt issuance costs	(3,466)	(3,920)
Total long-term debt, net	191,758	200,867
Less current portion	(8,750)	(8,750)
Total long-term debt, less current portion, net	$183,008	$192,117

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

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At June 28, 2019, the term loan and revolving credit facility bore interest at the Eurodollar rate option of 4.83% and 4.92%, respectively.

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

During the six months ended June 28, 2019, we repurchased 97,910 ordinary shares for a total cost of $1.6 million at an average price of $16.34 per share. At June 28, 2019, $8.4 million remained available to repurchase ordinary shares under the repurchase program.

Note 10 – Share‑Based Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of options, tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“RSUs”), performance awards, and other share‑based awards. Awards generally vest over four years, 25% on the first anniversary and quarterly thereafter. Upon vesting of restricted shares, employees may elect to have shares withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares were never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.

Share‑based compensation expense across all plans for stock options, restricted shares, and employee share purchase rights was $1.5 million and $1.2 million for the second quarter of 2019 and 2018, respectively, and $2.8 million and $5.0 million for the six months ended June 28, 2019 and June 29, 2018, respectively.

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 28, 2018	1,706,441	65,908	$18.57
Granted	488,127	—	$22.52
Exercised	(204,700)	—	$10.78
Forfeited	(80,625)	—	$24.01
Expired	(25,250)	—	$24.86
Outstanding, June 28, 2019	1,883,993	65,908	$20.07	5.2 years	$7,846
Exercisable, June 28, 2019	662,161	65,908	$16.25	3.8 years	$5,657

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Time vesting	Performance vesting	Weighted average grant date fair value per share
Unvested, December 28, 2018	192,300	—	$22.64
Granted	244,077	17,730	$22.56
Vested	(58,376)	—	$23.25
Forfeited	(6,875)	—	$25.41
Unvested, June 28, 2019	371,126	17,730	$22.43

During the second quarter of 2019, an executive was granted 17,730 performance-vesting RSUs (“PRSUs”) that cliff-vest upon the satisfaction of certain financial metrics for fiscal year 2020. The PRSUs expire if the financial metrics are not met.

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

During the six months ended June 28, 2019, 22,501 ordinary shares were purchased by eligible employees under the 2017 ESPP. As of June 28, 2019, 2.4 million ordinary shares remain available for purchase under the 2017 ESPP.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
United States of America	$76,899	$151,404	$153,532	$313,644
Singapore	43,298	71,481	80,277	145,217
Europe	9,797	16,037	24,890	28,873
Other	9,201	10,051	18,327	19,268
Total net sales	$139,195	$248,973	$277,026	$507,002

Note 12 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator:
Net income	$336	$28,040	$1,854	$44,761
Denominator:
Basic weighted average ordinary shares outstanding	22,395,308	25,674,173	22,332,568	25,852,235
Dilutive effect of stock options	236,526	419,867	241,077	539,577
Dilutive effect of restricted shares	21,359	23,820	12,907	33,538
Dilutive effect of employee share purchase plan	9,860	2,857	9,860	2,857
Diluted weighted average ordinary shares outstanding	22,663,053	26,120,717	22,596,412	26,428,207
Earnings per share:
Net income:
Basic	$0.02	$1.09	$0.08	$1.73
Diluted	$0.01	$1.07	$0.08	$1.69

Potential ordinary shares excluded from the computation of diluted net income per share were 633,269 and 435,117 for the second quarter of 2019 and 2018, respectively, and 800,510 and 384,162 for the six months ended June 28, 2019 and June 29, 2018, respectively, because including them would have been antidilutive.

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

We have a global footprint with production facilities in Malaysia, Singapore, Korea, California, Florida, Minnesota, Oregon, and Texas. Our two largest customers by revenue were Lam Research and Applied Materials for all periods presented.

The following summarizes key financial information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(dollars in thousands)
Net sales	$139,195	$248,973	$277,026	$507,002
Gross profit	$19,533	$43,875	$39,756	$86,474
Gross margin	14.0%	17.6%	14.4%	17.1%
Operating expenses	$16,521	$17,996	$33,807	$40,038
Operating income	$3,012	$25,879	$5,949	$46,436
U.S. GAAP net income	$336	$28,040	$1,854	$44,761
Non-GAAP adjusted net income	$5,118	$26,721	$10,669	$54,171

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$139,195	$248,973	$277,026	$507,002
Cost of sales	119,662	205,098	237,270	420,528
Gross profit	19,533	43,875	39,756	86,474
Operating expenses:
Research and development	2,634	2,577	5,025	5,029
Selling, general, and administrative	10,685	11,647	22,443	27,358
Amortization of intangible assets	3,202	3,772	6,339	7,651
Total operating expenses	16,521	17,996	33,807	40,038
Operating income	3,012	25,879	5,949	46,436
Interest expense	2,762	2,303	5,530	4,807
Other expense (income), net	7	(217)	31	24
Income before income taxes	243	23,793	388	41,605
Income tax benefit	(93)	(4,247)	(1,466)	(3,156)
Net income	336	28,040	1,854	44,761

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018

Consolidated Statements of Operations Data:
Net sales	100.0	100.0	100.0	100.0
Cost of sales	86.0	82.4	85.6	82.9
Gross profit	14.0	17.6	14.4	17.1
Operating expenses:
Research and development	1.9	1.0	1.8	1.0
Selling, general, and administrative	7.7	4.7	8.1	5.4
Amortization of intangible assets	2.3	1.5	2.3	1.5
Total operating expenses	11.9	7.2	12.2	7.9
Operating income	2.2	10.4	2.1	9.2
Interest expense	2.0	0.9	2.0	0.9
Other expense (income), net	0.0	(0.1)	0.0	0.0
Income before income taxes	0.2	9.6	0.1	8.2
Income tax benefit	(0.1)	(1.7)	(0.5)	(0.6)
Net income	0.2	11.3	0.7	8.8

Comparison of the Three and Six Months Ended June 28, 2019 and June 29, 2018

Net Sales

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2019	June 29, 2018	Amount	%	June 28, 2019	June 29, 2018	Amount	%
	(dollars in thousands)
Net sales	$139,195	$248,973	$(109,778)	-44.1%	$277,026	$507,002	$(229,976)	-45.4%

The decrease in net sales from the second quarter of 2018 to the second quarter of 2019 was primarily due to reduced demand from our customers as a result of a cyclical downturn in the global wafer fabrication equipment market. On a geographic basis, sales in the U.S. decreased by $74.5 million to $76.9 million in the second quarter of 2019 and foreign sales decreased by $35.3 million to $62.3 million. Sales in the U.S. decreased by $160.1 million to $153.5 million in the six months ended June 28, 2019 and foreign sales decreased by $69.9 million to $123.5 million.

Cost of Sales and Gross Profit

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2019	June 29, 2018	Amount	%	June 28, 2019	June 29, 2018	Amount	%
	(dollars in thousands)
Cost of sales	$119,662	$205,098	$(85,436)	-41.7%	$237,270	$420,528	$(183,258)	-43.6%
Gross profit	$19,533	$43,875	$(24,342)	-55.5%	$39,756	$86,474	$(46,718)	-54.0%
Gross margin	14.0%	17.6%		- 360 bps	14.4%	17.1%		- 270 bps

The decrease in cost of sales and gross profit from the three and six months ended June 29, 2018 to the three and six months ended June 28, 2019 was primarily due to decreased sales volume.

The decrease in our gross margin from the three and six months ended June 29, 2018 to the three and six months ended June 28, 2019 was primarily due to customer and product mix as well as lower factory utilization.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2019	June 29, 2018	Amount	%	June 28, 2019	June 29, 2018	Amount	%
	(dollars in thousands)
Research and development	$2,634	$2,577	$57	2.2%	$5,025	$5,029	$(4)	-0.1%

Research and development expenses were flat from the three and six months ended June 29, 2018 to the three and six months ended June 28, 2019.

Selling, General, and Administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2019	June 29, 2018	Amount	%	June 28, 2019	June 29, 2018	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$10,685	$11,647	$(962)	-8.3%	$22,443	$27,358	$(4,915)	-18.0%

The decrease in selling, general, and administrative expense from the second quarter of 2018 to the second quarter of 2019 was primarily due to reduced employee related expenses of $0.3 million resulting from headcount reductions that primarily began during the second half of 2018 and reduced consulting charges.

The decrease in selling, general, and administrative expense from the six months ended June 29, 2018 to six months ended June 28, 2019 was primarily due to a reduction in executive transition costs of $3.6 million from the retirement of our former CFO in the first quarter of 2018; reduced employee related expenses of $0.6 million resulting from headcount reductions in the second half of 2018 and the first quarter of 2019, and reduced legal and consulting expenses; offset in part by increased expenses of $0.7 million from the one-time release of a tax indemnification asset recorded in connection with our acquisition of Cal‑Weld.

Amortization of Intangible Assets

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2019	June 29, 2018	Amount	%	June 28, 2019	June 29, 2018	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,202	$3,772	$(570)	-15.1%	$6,339	$7,651	$(1,312)	-17.1%

The decrease in amortization expense from the three and six months ended June 29, 2018 to the three and six months ended June 28, 2019 was primarily due to certain intangible assets being fully amortized as of the end of the fourth quarter of 2018, partially offset by incremental amortization expense from purchased developed technology assets during the second quarter of 2019.

Interest Expense

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2019	June 29, 2018	Amount	%	June 28, 2019	June 29, 2018	Amount	%
	(dollars in thousands)
Interest expense	$2,762	$2,303	$459	19.9%	$5,530	$4,807	$723	15.0%

The increase in interest expense from the three and six months ended June 29, 2018 to the three and six months ended June 28, 2019 was primarily due to an increase in our weighted average interest rate and the average amount borrowed. Our weighted average interest rate was 4.89% and 4.83% for the three and six months ended June 28, 2019, respectively, compared to 4.29% and 4.23% for the three and six months ended June 29, 2018, respectively.

Other Expense (Income), Net

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2019	June 29, 2018	Amount	%	June 28, 2019	June 29, 2018	Amount	%
	(dollars in thousands)
Other expense (income), net	$7	$(217)	$224	-103.2%	$31	$24	$7	29.2%

The changes in other expense (income), net were primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound.

Income Tax Benefit

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2019	June 29, 2018	Amount	%	June 28, 2019	June 29, 2018	Amount	%
	(dollars in thousands)
Income tax benefit	$(93)	$(4,247)	$4,154	-97.8%	$(1,466)	$(3,156)	$1,690	-53.5%

The decrease in income tax benefit from the second quarter of 2018 to the second quarter of 2019 was primarily due to discrete tax benefits recognized in the second quarter of 2018 relating the release of a valuation allowance against foreign tax credit carryforwards that did not repeat in the second quarter of 2019.

The decrease in income tax benefit from the six months ended June 29, 2018 to the six months ended June 28, 2019 was primarily due to discrete tax benefits recognized in the second quarter of 2018 relating the release of a valuation allowance against foreign tax credit carryforwards that did not repeat in the six months ended June 28, 2019, partially offset by discrete tax benefits recognized in the first quarter of 2019 relating to the release of certain tax reserves related to statute of limitation expirations and settlements

Non‑GAAP Results

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

The following table presents our unaudited non‑GAAP adjusted net income and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
Net income	$336	$28,040	$1,854	$44,761
Non-GAAP adjustments:
Amortization of intangible assets	3,202	3,772	6,339	7,651
Share-based compensation	1,475	1,215	2,805	5,006
Other non-recurring expense, net (1)	496	447	1,847	1,886
Tax adjustments related to non-GAAP adjustments	(391)	(2,928)	(2,176)	(5,832)
Tax benefit from release of valuation allowance (2)	—	(4,140)	—	(4,140)
Fair value adjustment to inventory from acquisitions (3)	—	315	—	4,839
Non-GAAP adjusted net income	$5,118	$26,721	$10,669	$54,171
Non-GAAP adjusted diluted EPS	$0.23	$1.02	$0.47	$2.05
Shares used to compute diluted EPS	22,663,053	26,120,717	22,596,412	26,428,207

(1)

Included in this amount for the second quarter of 2019 are (i) acquisition-related expenses, comprised primarily of expense associated with a two year retention agreement between the Company and key management personnel of IAN, which we acquired in April 2018 and (ii) costs incurred in connection with reorganizing our key personnel and leadership.

Included in this amount for the second quarter of 2018 are acquisition-related expenses, comprised primarily of expense associated with a two year retention agreement between the Company and key management personnel of IAN.

Included in this amount for the six months ended June 28, 2019 are (i) acquisition-related expenses, comprised primarily of a charge to expense from the extinguishment of an indemnification asset related to our acquisition of Cal‑Weld in 2017 and expense associated with a two year retention agreement between the Company and key management personnel of IAN, (ii) costs incurred in connection with reorganizing our key personnel and leadership, and (iii) costs incurred with implementing a new ERP system.

Included in this amount for the six months ended June 29, 2018 are (i) separation benefits for our former CFO that became effective in January 2018 and (ii) acquisition-related expenses.

(2)	Represents the release of a valuation allowance against our foreign tax credit carryforwards we now expect to realize as a result of additional analysis of the Tax Cuts and Jobs Act.
(3)

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

Liquidity and Capital Resources

We ended the second quarter of 2019 with cash of $41.5 million. The net decrease of $2.4 million from December 28, 2018 was primarily due to net payments on long-term debt of $9.6 million, cash paid for intangibles assets of $8.1 million, capital expenditures of $6.1 million, and share repurchases of $1.6 million, partially offset by operating cash flows of $20.7 million and net proceeds from the issuance of ordinary shares under our share-based compensation plans of $2.4 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

	Six Months Ended
	June 28, 2019	June 29, 2018
	(in thousands)
Cash provided by operating activities	$20,660	$30,157
Cash used in investing activities	(14,264)	(10,240)
Cash used in financing activities	(8,774)	(25,802)
Net decrease in cash	$(2,378)	$(5,885)

Operating Activities

Our cash provided by operating activities during the six months ended June 28, 2019 of $20.7 million consisted of net income of $1.9 million, net non-cash charges of $13.5 million, and a decrease in our net operating assets and liabilities of $5.3 million. Non-cash charges primarily consisted of depreciation and amortization of $10.5 million and share-based compensation of $2.8 million. The decrease in our net operating assets and liabilities was primarily due to a decrease in inventories, net of $12.6 million and a decrease in prepaid expenses and other assets of $3.1 million, partially offset by a decrease in accrued and other liabilities of $5.0 million, a decrease in accounts payable of $4.2 million, and an increase in accounts receivable, net of $1.3 million.

Investing Activities

Our cash used in investing activities during the six months ended June 28, 2019 of $14.3 million consisted of acquired developed technology assets of $8.1 million and capital expenditures of $6.1 million.

Financing Activities

Our cash used in financing activities during the six months ended June 28, 2019 of $8.8 million consisted of net payments on long-term debt of $9.6 million and share repurchases of $1.6 million, partially offset by net proceeds from the issuance of ordinary shares under our share-based compensation plans of $2.4 million.

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

While not currently significant, we do have certain operating expenses that are denominated in currencies of the countries in which our operations are located, and may be subject to fluctuations due to foreign currency exchange rates, particularly the Singapore dollar, Malaysian ringgit, pound sterling, and euro. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

We had total outstanding debt of $195.2 million as of June 28, 2019, exclusive of $3.5 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is variable based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% change in the interest rate on our outstanding debt would have resulted in a $0.5 million change to interest expense during the second quarter of 2019, or $2.0 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. We evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2019, with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 28, 2019.

Changes in Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. If we cannot provide reliable financial information, our business, operating results and share price could be negatively impacted. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 28,  2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

Information related to repurchases of our ordinary shares during the six months ended June 28, 2019 is as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Amount Available Under Repurchase Program (1)
	(dollars in thousands, except per share amounts)
Amount available at December 28, 2018				$10,021
December 2018	43,500	$16.17	43,500	$9,317
January 2019	54,410	$16.47	54,410	$8,421
February 2019	—	$—	—	$8,421
March 2019	—	$—	—	$8,421
Quarter ended March 29, 2019	97,910	$16.34	97,910	$8,421
Quarter ended June 28, 2019	—	$—	—	$8,421

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

ICHOR HOLDINGS, LTD.

Date: August 7, 2019	By:	/s/ Thomas M. Rohrs
Thomas M. Rohrs
Executive Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
President and Chief Financial Officer (Principal Accounting and Financial Officer)