Form 10-Q
period 2019-09-27
ICHOR HOLDINGS, LTD.
filed 2019-11-06
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2019

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

As of November 1, 2019, the registrant had 22,494,763 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 27, 2019	December 28, 2018
Assets
Current assets:
Cash	$30,175	$43,834
Accounts receivable, net	77,140	40,287
Inventories, net	105,822	121,106
Prepaid expenses and other current assets	5,085	6,348
Total current assets	218,222	211,575
Property and equipment, net	43,056	41,740
Operating lease right-of-use assets	14,913	—
Other noncurrent assets	935	906
Deferred tax assets, net	1,363	1,363
Intangible assets, net	55,367	56,895
Goodwill	173,010	173,010
Total assets	$506,866	$485,489
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$86,963	$64,300
Accrued liabilities	10,123	9,556
Other current liabilities	3,875	5,148
Current portion of long-term debt	8,750	8,750
Current portion of lease liabilities	5,291	—
Total current liabilities	115,002	87,754
Long-term debt, less current portion, net	169,250	192,117
Lease liabilities, less current portion	10,020	—
Deferred tax liabilities	3,097	3,966
Other non-current liabilities	2,307	3,326
Total liabilities	299,676	287,163
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 22,482,403 and 22,234,508 shares outstanding, respectively; 26,919,842 and 26,574,037 shares issued, respectively)	2	2
Additional paid in capital	236,044	228,358
Treasury shares at cost (4,437,439 and 4,339,529 shares, respectively)	(91,578)	(89,979)
Retained earnings	62,722	59,945
Total shareholders’ equity	207,190	198,326
Total liabilities and shareholders’ equity	$506,866	$485,489

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$154,456	$175,207	$431,482	$682,209
Cost of sales	133,763	146,993	371,033	567,521
Gross profit	20,693	28,214	60,449	114,688
Operating expenses:
Research and development	2,987	2,123	8,012	7,152
Selling, general, and administrative	11,048	10,658	33,491	38,016
Amortization of intangible assets	3,336	3,885	9,675	11,536
Total operating expenses	17,371	16,666	51,178	56,704
Operating income	3,322	11,548	9,271	57,984
Interest expense	2,663	2,553	8,193	7,360
Other income, net	(43)	(84)	(12)	(60)
Income before income taxes	702	9,079	1,090	50,684
Income tax benefit	(221)	(558)	(1,687)	(3,714)
Net income	$923	$9,637	2,777	54,398
Net income per share:
Basic	$0.04	$0.40	$0.12	$2.15
Diluted	$0.04	$0.39	$0.12	$2.11
Shares used to compute net income per share:
Basic	22,454,408	24,352,995	22,373,181	25,352,489
Diluted	22,718,882	24,674,912	22,629,855	25,840,494

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

			Additional	Treasury			Total
For the three months ending September 27, 2019	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at June 28, 2019	22,414,089	$2	$233,508	4,437,439	$(91,578)	$61,799	$203,731
Ordinary shares issued from exercise of stock options	33,421	—	433	—	—	—	433
Ordinary shares issued from vesting of restricted share units	9,749	—	(48)	—	—	—	(48)
Ordinary shares issued from employee share purchase plan	25,144	—	359	—	—	—	359
Repurchase of ordinary shares	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,792	—	—	—	1,792
Net income	—	—	—	—	—	923	923
Balance at September 27, 2019	22,482,403	$2	$236,044	4,437,439	$(91,578)	$62,722	$207,190

			Additional	Treasury			Total
For the nine months ending September 27, 2019	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 28, 2018	22,234,508	$2	$228,358	4,339,529	$(89,979)	$59,945	$198,326
Ordinary shares issued from exercise of stock options	238,121	—	2,640	—	—	—	2,640
Ordinary shares issued from vesting of restricted share units	60,039	—	(222)	—	—	—	(222)
Ordinary shares issued from employee share purchase plan	47,645	—	671	—	—	—	671
Repurchase of ordinary shares	(97,910)	—	—	97,910	(1,599)	—	(1,599)
Share-based compensation expense	—	—	4,597	—	—	—	4,597
Net income	—	—	—	—	—	2,777	2,777
Balance at September 27, 2019	22,482,403	$2	$236,044	4,437,439	$(91,578)	$62,722	$207,190

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity (continued)

(dollars in thousands)

			Additional	Treasury			Total
For the three months ending September 28, 2018	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at June 29, 2018	25,268,836	$3	$225,363	1,257,605	$(29,970)	$46,823	$242,219
Ordinary shares issued from exercise of stock options	10,930	—	151	—	—	—	151
Ordinary shares issued from vesting of restricted share units	7,246	—	(43)	—	—	—	(43)
Ordinary shares issued from employee share purchase plan	18,596	—	337	—	—	—	337
Repurchase of ordinary shares	(1,424,359)	(1)	—	1,424,359	(30,347)	—	(30,348)
Share-based compensation expense	—	—	1,271	—	—	—	1,271
Net income	—	—	—	—	—	9,637	9,637
Balance at September 28, 2018	23,881,249	$2	$227,079	2,681,964	$(60,317)	$56,460	$223,224

			Additional	Treasury			Total
For the nine months ending September 28, 2018	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 29, 2017	25,892,162	$3	$214,697	—	$—	$2,062	$216,762
Ordinary shares issued from exercise of stock options	573,162	—	5,661	—	—	—	5,661
Ordinary shares issued from vesting of restricted share units	68,512	—	(70)	—	—	—	(70)
Ordinary shares issued from employee share purchase plan	29,377	—	514	—	—	—	514
Repurchase of ordinary shares	(2,681,964)	(1)	—	2,681,964	(60,317)	—	(60,318)
Share-based compensation expense	—	—	6,277	—	—	—	6,277
Net income	—	—	—	—	—	54,398	54,398
Balance at September 28, 2018	23,881,249	$2	$227,079	2,681,964	$(60,317)	$56,460	$223,224

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net income	$2,777	$54,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,957	17,405
Share-based compensation	4,597	6,277
Deferred income taxes	(869)	(6,246)
Amortization of debt issuance costs	696	731
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(36,853)	(14,646)
Inventories, net	15,284	22,569
Prepaid expenses and other assets	3,492	1,336
Accounts payable	23,413	(48,104)
Accrued liabilities	661	(3,711)
Other liabilities	(4,152)	(2,639)
Net cash provided by operating activities	25,003	27,370
Cash flows from investing activities:
Capital expenditures	(8,348)	(11,385)
Cash paid for acquisitions, net of cash acquired	—	(1,443)
Cash paid for intangible assets	(8,147)	—
Net cash used in investing activities	(16,495)	(12,828)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	3,217	6,215
Employees' taxes paid upon vesting of restricted share units	(222)	(70)
Repurchase of ordinary shares	(1,599)	(60,318)
Debt issuance and modification costs	—	(2,092)
Borrowings on revolving credit facility	5,000	17,162
Repayments on revolving credit facility	(22,000)	(5,000)
Repayments on term loan	(6,563)	(6,722)
Net cash used in financing activities	(22,167)	(50,825)
Net decrease in cash	(13,659)	(36,283)
Cash at beginning of year	43,834	69,304
Cash at end of quarter	$30,175	$33,021
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,115	$5,987
Cash paid during the period for taxes	$1,961	$2,166
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$712	$790

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

Year End

We use a 52 or 53 week fiscal year ending on the last Friday in December. The three months ended September 27, 2019 and September 28, 2018 were both 13 weeks. References to the third quarter of 2019 and 2018 refer to the three month periods then ended. References to fiscal year 2019 refer to our fiscal year ending December 27, 2019.

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

Note 2 – Inventories

Inventories consist of the following:

	September 27, 2019	December 28, 2018
Raw materials	$71,218	$90,713
Work in process	25,534	20,852
Finished goods	16,996	17,233
Excess and obsolete adjustment	(7,926)	(7,692)
Total inventories, net	$105,822	$121,106

Note 3 – Property and Equipment

Property and equipment consist of the following:

	September 27, 2019	December 28, 2018
Machinery	$30,729	$29,885
Leasehold improvements	23,044	15,333
Computer software, hardware, and equipment	5,370	4,884
Office furniture, fixtures and equipment	1,121	1,058
Vehicles	26	26
Construction-in-process	8,087	9,514
	68,377	60,700
Less accumulated depreciation	(25,321)	(18,960)
Total property and equipment, net	$43,056	$41,740

Depreciation expense was $2.2 million and $2.0 million for the third quarter of 2019 and 2018, respectively, and $6.3 million and $5.9 million for the nine months ended September 27, 2019 and September 28, 2018, respectively.

Note 4 – Intangible Assets

Definite‑lived intangible assets consist of the following:

	September 27, 2019
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(7,508)	$—	$2,182	10.0 years
Customer relationships	82,986	(39,791)	—	43,195	7.8 years
Developed technology	11,047	(1,057)	—	9,990	10.0 years
Total intangible assets	$103,723	$(48,356)	$—	$55,367

	December 28, 2018
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(6,781)	$—	$2,909	10.0 years
Customer relationships	82,986	(31,308)	—	51,678	7.8 years
Developed technology	2,900	(592)	—	2,308	10.0 years
Total intangible assets	$95,576	$(38,681)	$—	$56,895

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

We lease facilities under various non-cancellable operating leases expiring through 2024. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of September 27, 2019, we had no operating leases executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	September 27, 2019	September 27, 2019
Operating lease cost	$1,722	$5,015

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
September 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,807
Right-of-use assets obtained in exchange for new operating lease liabilities	$566
Weighted-average remaining lease term of operating leases	3.3 years
Weighted-average discount rate of operating leases	4.5%

Future minimum lease payments under non-cancelable leases as of September 27, 2019 are as follows:

2019, remaining	$1,365
2020	5,271
2021	4,754
2022	4,062
2023	1,096
Thereafter	118
Total future minimum lease payments	16,666
Less imputed interest	(1,355)
Total lease liabilities	$15,311

Future minimum lease payments under non-cancelable leases as of December 28, 2018, as reported under previous guidance, are as follows:

2019	$4,910
2020	4,873
2021	4,356
2022	3,820
2023	1,103
Thereafter	120
Total future minimum lease payments	19,182

Note 6 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Income tax benefit	$(221)	$(558)	$(1,687)	$(3,714)
Income before income taxes	$702	$9,079	$1,090	$50,684
Effective income tax rate	-31.5%	-6.1%	-154.8%	-7.3%

Our effective tax rate for the third quarter of 2019 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate and return-to-provision adjustments related to recently filed tax returns. Our effective tax rate for the nine months ended September 27, 2019 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, the release of certain tax reserves related to statute of limitation expirations and settlements, and excess tax benefits from share-based compensation.

Our effective tax rate for the three and nine months ended September 28, 2018 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, accrued withholding taxes, excess tax benefits from share-based compensation, and the release of a valuation allowance against our foreign tax credit carryforwards.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $1.9 million at September 27, 2019. The related interest and penalties were zero and $0.4 million, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of September 27, 2019, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. Matching contributions were $0.4 million and $0.3 million for the third quarter of 2019 and 2018, respectively, and $1.1 million and $1.1 million for the nine months ended September 27, 2019 and September 28, 2018, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	September 27, 2019	December 28, 2018
Term loan	$164,062	$170,625
Revolving credit facility	17,162	34,162
Total principal amount of long-term debt	181,224	204,787
Less unamortized debt issuance costs	(3,224)	(3,920)
Total long-term debt, net	178,000	200,867
Less current portion	(8,750)	(8,750)
Total long-term debt, less current portion, net	$169,250	$192,117

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

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At September 27, 2019, the term loan and revolving credit facility bore interest at the Eurodollar rate option of 4.83% and 4.66%, respectively.

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

During the nine months ended September 27, 2019, we repurchased 97,910 ordinary shares for a total cost of $1.6 million at an average price of $16.34 per share. At September 27, 2019, $8.4 million remained available to repurchase ordinary shares under the repurchase program.

Note 10 – Share‑Based Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of stock options (“Options”), tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“RSUs”), performance awards, and other share‑based awards. Awards generally vest over four years, 25% on the first anniversary and quarterly thereafter. Upon vesting of RSUs, employees may elect to have shares withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares were never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.

Share‑based compensation expense across all plans for Options, RSUs, and employee share purchase rights was $1.8 million and $1.3 million for the third quarter of 2019 and 2018, respectively, and $4.6 million and $6.3 million for the nine months ended September 27, 2019 and September 28, 2018, respectively.

Stock Options

The following table summarizes Option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 28, 2018	1,706,441	65,908	$18.57
Granted	500,127	—	$22.47
Exercised	(238,121)	—	$11.09
Forfeited	(118,835)	—	$22.10
Expired	(65,596)	—	$16.84
Outstanding, September 27, 2019	1,784,016	65,908	$20.42	5.0 years	$7,666
Exercisable, September 27, 2019	662,819	65,908	$17.18	3.7 years	$5,376

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Time vesting	Performance vesting	Weighted average grant date fair value per share
Unvested, December 28, 2018	192,300	—	$22.64
Granted	266,237	17,730	$22.37
Vested	(70,309)	—	$23.09
Forfeited	(6,875)	—	$25.41
Unvested, September 27, 2019	381,353	17,730	$22.32

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

During the nine months ended September 27, 2019, 47,645 ordinary shares were purchased by eligible employees under the 2017 ESPP. As of September 27, 2019, approximately 2.4 million ordinary shares remain available for purchase under the 2017 ESPP.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
United States of America	$77,997	$103,563	$231,529	$417,207
Singapore	53,806	45,626	134,083	190,843
Europe	13,225	17,692	38,115	46,565
Other	9,428	8,326	27,755	27,594
Total net sales	$154,456	$175,207	$431,482	$682,209

Note 12 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Numerator:
Net income	$923	$9,637	$2,777	$54,398
Denominator:
Basic weighted average ordinary shares outstanding	22,454,408	24,352,995	22,373,181	25,352,489
Dilutive effect of Options	222,470	302,468	237,908	459,921
Dilutive effect of RSUs	40,423	18,112	18,239	27,638
Dilutive effect of ESPP	1,581	1,337	527	446
Diluted weighted average ordinary shares outstanding	22,718,882	24,674,912	22,629,855	25,840,494
Earnings per share:
Basic	$0.04	$0.40	$0.12	$2.15
Diluted	$0.04	$0.39	$0.12	$2.11

A combined total of 1,480,627, 1,303,905, 1,622,252 and 1,218,053 potentially dilutive Options and RSUs were excluded from the calculation of net income per share for the third quarter of 2019, third quarter of 2018, nine months ended September 27, 2019, and September 28, 2018, respectively, because including them would have been antidilutive under the treasury stock method.

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

The following summarizes key financial information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(dollars in thousands)
Net sales	$154,456	$175,207	$431,482	$682,209
Gross profit	$20,693	$28,214	$60,449	$114,688
Gross margin	13.4%	16.1%	14.0%	16.8%
Operating expenses	$17,371	$16,666	$51,178	$56,704
Operating income	$3,322	$11,548	$9,271	$57,984
GAAP net income	$923	$9,637	$2,777	$54,398
Non-GAAP adjusted net income	$6,748	$13,601	$17,417	$67,772

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$154,456	$175,207	$431,482	$682,209
Cost of sales	133,763	146,993	371,033	567,521
Gross profit	20,693	28,214	60,449	114,688
Operating expenses:
Research and development	2,987	2,123	8,012	7,152
Selling, general, and administrative	11,048	10,658	33,491	38,016
Amortization of intangible assets	3,336	3,885	9,675	11,536
Total operating expenses	17,371	16,666	51,178	56,704
Operating income	3,322	11,548	9,271	57,984
Interest expense	2,663	2,553	8,193	7,360
Other income, net	(43)	(84)	(12)	(60)
Income before income taxes	702	9,079	1,090	50,684
Income tax benefit	(221)	(558)	(1,687)	(3,714)
Net income	923	9,637	2,777	54,398

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018

Consolidated Statements of Operations Data:
Net sales	100.0	100.0	100.0	100.0
Cost of sales	86.6	83.9	86.0	83.2
Gross profit	13.4	16.1	14.0	16.8
Operating expenses:
Research and development	1.9	1.2	1.9	1.0
Selling, general, and administrative	7.2	6.1	7.8	5.6
Amortization of intangible assets	2.2	2.2	2.2	1.7
Total operating expenses	11.2	9.5	11.9	8.3
Operating income	2.2	6.6	2.1	8.5
Interest expense	1.7	1.5	1.9	1.1
Other income, net	0.0	0.0	0.0	0.0
Income before income taxes	0.5	5.2	0.3	7.4
Income tax benefit	(0.1)	(0.3)	(0.4)	(0.5)
Net income	0.6	5.5	0.6	8.0

Comparison of the Three and Nine Months Ended September 27, 2019 and September 28, 2018

Net Sales

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2019	September 28, 2018	Amount	%	September 27, 2019	September 28, 2018	Amount	%
	(dollars in thousands)
Net sales	$154,456	$175,207	$(20,751)	-11.8%	$431,482	$682,209	$(250,727)	-36.8%

The decrease in net sales from the three and nine months ended September 28, 2018 to the three and nine months ended September 27, 2019 was primarily due to reduced demand from our customers as a result of a cyclical downturn in the global wafer fabrication equipment market. On a geographic basis, sales in the U.S. decreased by $25.6 million to $78.0 million in the third quarter of 2019 and foreign sales increased by $4.8 million to $76.5 million. Sales in the U.S. decreased by $185.7 million to $231.5 million in the nine months ended September 27, 2019 and foreign sales decreased by $65.0 million to $200.0 million.

Cost of Sales and Gross Profit

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2019	September 28, 2018	Amount	%	September 27, 2019	September 28, 2018	Amount	%
	(dollars in thousands)
Cost of sales	$133,763	$146,993	$(13,230)	-9.0%	$371,033	$567,521	$(196,488)	-34.6%
Gross profit	$20,693	$28,214	$(7,521)	-26.7%	$60,449	$114,688	$(54,239)	-47.3%
Gross margin	13.4%	16.1%		- 270 bps	14.0%	16.8%		- 280 bps

The decrease in cost of sales and gross profit from the three and nine months ended September 28, 2018 to the three and nine months ended September 27, 2019 was primarily due to decreased sales volume.

The decrease in our gross margin from the three and nine months ended September 28, 2018 to the three and nine months ended September 27, 2019 was primarily due to customer and product mix as well as lower factory utilization.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2019	September 28, 2018	Amount	%	September 27, 2019	September 28, 2018	Amount	%
	(dollars in thousands)
Research and development	$2,987	$2,123	$864	40.7%	$8,012	$7,152	$860	12.0%

The increase in research and development expenses from the three and nine months ended September 28, 2018 to the three and nine months ended September 27, 2019 was primarily due to increased engineering expense associated with the purchase of developed technology assets in the second quarter of 2019.

Selling, General, and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2019	September 28, 2018	Amount	%	September 27, 2019	September 28, 2018	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$11,048	$10,658	$390	3.7%	$33,491	$38,016	$(4,525)	-11.9%

The increase in selling, general, and administrative expense from the third quarter of 2018 to the third quarter of 2019 was primarily due to increased share-based compensation expense of $0.4 million.

The decrease in selling, general, and administrative expense from the nine months ended September 28, 2018 to the nine months ended September 27, 2019 was primarily due to a reduction in executive transition costs of $3.6 million from the retirement of a former officer in the first quarter of 2018; reduced employee related expenses of $0.9 million resulting from headcount reductions in the second half of 2018 and the first half of 2019, and reduced legal and consulting expenses of $0.9 million, partially offset by the one-time release of a tax indemnification asset of $0.7 million recorded in connection with our acquisition of Cal‑Weld and reduced operating supplies expense of $0.4 million.

Amortization of Intangible Assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2019	September 28, 2018	Amount	%	September 27, 2019	September 28, 2018	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,336	$3,885	$(549)	-14.1%	$9,675	$11,536	$(1,861)	-16.1%

The decrease in amortization expense from the three and nine months ended September 28, 2018 to the three and nine months ended September 27, 2019 was primarily due to certain intangible assets being fully amortized as of the end of the fourth quarter of 2018, partially offset by incremental amortization expense from purchased developed technology assets during the second quarter of 2019.

Interest Expense

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2019	September 28, 2018	Amount	%	September 27, 2019	September 28, 2018	Amount	%
	(dollars in thousands)
Interest expense	$2,663	$2,553	$110	4.3%	$8,193	$7,360	$833	11.3%

The increase in interest expense from the third quarter of 2018 to the third quarter of 2019 was primarily due to an increase in our weighted average interest rate, from 4.56% to 4.83%, partially offset by a decrease in our average amount borrowed during the quarter.

The increase in interest expense form the nine months ended September 28, 2018 to the nine months ended September 27, 2019 was primarily due to an increase in our weighted average interest rate, from 4.34% to 4.83%, and an increase in our average amount borrowed during the period.

Other Income, Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2019	September 28, 2018	Amount	%	September 27, 2019	September 28, 2018	Amount	%
	(dollars in thousands)
Other income, net	$(43)	$(84)	$41	-48.8%	$(12)	$(60)	$48	-80.0%

The changes in other income, net were primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound.

Income Tax Benefit

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2019	September 28, 2018	Amount	%	September 27, 2019	September 28, 2018	Amount	%
	(dollars in thousands)
Income tax benefit	$(221)	$(558)	$337	-60.4%	$(1,687)	$(3,714)	$2,027	-54.6%

The decrease in the income tax benefit from the third quarter of 2018 to the third quarter of 2019 was primarily due to discrete tax benefits recognized in the third quarter of 2018 compared to discrete tax expenses in the third quarter of 2019 related to the tax return filings, partially offset by an increase in tax benefits recognized in the third quarter of 2019 due to higher projected U.S. losses compared to 2018.

The decrease in the tax benefit from the nine months ended September 28, 2018 to the nine months ended September 27, 2019 was primarily due to discrete tax benefits recognized in the second quarter of 2018 relating to the release of a valuation allowance against foreign tax credit carryforwards that did not repeat in the nine months ended September 27, 2019, partially offset by discrete tax benefits recognized in the first quarter of 2019 from the release of certain tax reserves related to statute of limitations expirations and settlements, as well as an increase in tax benefits recognized in the nine months ended September 27, 2019 due to higher projected U.S. losses compared to 2018.

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

The following table presents our unaudited non‑GAAP adjusted net income and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
U.S. GAAP net income	$923	$9,637	$2,777	$54,398
Non-GAAP adjustments:
Amortization of intangible assets	3,336	3,885	9,675	11,536
Share-based compensation	1,792	1,271	4,597	6,277
Other non-recurring expense, net (1)	476	397	2,323	2,283
Tax adjustments related to non-GAAP adjustments	221	(1,589)	(1,955)	(7,421)
Tax benefit from release of valuation allowance (2)	—	—	—	(4,140)
Fair value adjustment to inventory from acquisitions (3)	—	—	—	4,839
Non-GAAP net income	$6,748	$13,601	$17,417	$67,772
U.S. GAAP diluted EPS	$0.04	$0.39	$0.12	$2.11
Non-GAAP diluted EPS	$0.30	$0.55	$0.77	$2.62
Shares used to compute diluted EPS	22,718,882	24,674,912	22,629,855	25,840,494

(1)

Included in this amount for the third quarter of 2019 are (i) acquisition-related expenses, comprised primarily of expense associated with a two year retention agreement between the Company and key management personnel of IAN, which we acquired in April 2018 and (ii) costs associated with restructuring and transitioning key leadership roles.

Included in this amount for the third quarter of 2018 are acquisition-related expenses, comprised primarily of expense associated with a two year retention agreement between the Company and key management personnel of IAN.

Included in this amount for the nine months ended September 27, 2019 are (i) acquisition-related expenses, comprised primarily of a charge to expense from the extinguishment of an indemnification asset related to our acquisition of Cal‑Weld in 2017 and expense associated with a two year retention agreement between the Company and key management personnel of IAN, (ii) costs incurred in connection with reorganizing our key personnel and leadership, and (iii) costs incurred with implementing a new ERP system.

Included in this amount for the nine months ended September 28, 2018 are (i) separation benefits for a former officer that became effective in January 2018 and (ii) acquisition-related expenses.

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

Liquidity and Capital Resources

We ended the third quarter with cash of $30.2 million. The decrease of $13.7 million from December 28, 2018 was primarily due to net payments on long-term debt of $23.6 million, capital expenditures of $8.3 million, cash paid for intangibles assets of $8.1 million, and share repurchases of $1.6 million, partially offset by cash generated from operations of $25.0 million and net proceeds from the issuance of ordinary shares under our share-based compensation plans of $3.0 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

	Nine Months Ended
	September 27, 2019	September 28, 2018
	(in thousands)
Cash provided by operating activities	$25,003	$27,370
Cash used in investing activities	(16,495)	(12,828)
Cash used in financing activities	(22,167)	(50,825)
Net decrease in cash	$(13,659)	$(36,283)

Operating Activities

Our cash generated from operations of $25.0 million during the first three quarters of 2019 consists of net income of $2.8 million, net non-cash charges of $20.4 million, and a decrease in our net operating assets and liabilities of $1.8 million. Non-cash charges primarily consist of depreciation and amortization of $16.0 million and share-based compensation of $4.6 million. The decrease in our net operating assets and liabilities was primarily due to an increase in accounts payable of $23.4 million, a decrease in inventories of $15.3 million, and a decrease in prepaid expenses and other assets of $3.5 million, partially offset by an increase in accounts receivable of $36.9 million and a decrease in accrued and other liabilities of $3.5 million.

Investing Activities

Our cash used in investing activities during the nine months ended September 27, 2019 of $16.5 million consisted of capital expenditures of $8.3 million and acquired developed technology assets of $8.1 million.

Financing Activities

Our cash used in financing activities during the nine months ended September 27, 2019 of $22.2 million consisted of net payments on long-term debt of $23.6 million and share repurchases of $1.6 million, partially offset by net proceeds from the issuance of ordinary shares under our share-based compensation plans of $3.0 million.

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

Interest Rate Risk

We had total outstanding debt of $181.2 million as of September 27, 2019, exclusive of $3.2 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is variable based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% change in the interest rate on our outstanding debt would have resulted in a $0.5 million change to interest expense during the third quarter of 2019, or $1.8 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

We were the target of criminal fraud by persons impersonating one of our suppliers, which resulted in the transfer of funds to unauthorized bank accounts. The fraud did not represent a breach of our information systems, as confirmed by an external forensic examination, but rather it was a targeted phishing scam. Although our internal controls were not properly designed to prevent and timely detect the transfer of funds to unauthorized accounts, a secondary control was properly designed and operated effectively, which aided in a full recovery of all funds that were transferred. Accordingly, there was no financial loss to record in our financial statements.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our CEO and CFO concluded that, because of a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 27, 2019.

Notwithstanding the identified material weakness described below, we did not identify any misstatements in our reported operating results or financial condition and we have determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

We determined that certain internal controls required for safeguarding our cash assets were not properly designed due to insufficient specificity regarding our policies and procedures surrounding supplier banking information changes, not identifying segregation of duties, and insufficient training on exercising professional skepticism.

Remediation of the Material Weakness

We have initiated a remediation plan and have completed the following actions:

•	enhanced the approval process for adding or modifying supplier banking information;
•	increased the level of segregation of duties surrounding those who have the ability to modify supplier information, and;
•	increased communication of our internal controls and processes and emphasized security awareness and the importance of exercising professional skepticism

We will continue to assess whether additional control enhancements are necessary. After the remediation plan is completed and in effect for a sufficient period of time, we will perform testing to determine its operating effectiveness.

Changes in Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. If we cannot provide reliable financial information, our business, operating results and share price could be negatively impacted. Other than the changes associated with the remediation plan described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 27,  2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 1 – Basis of Presentation and Selected Significant Accounting Policies, Commitments and Contingencies” in the Notes to Financial Statements (Unaudited) included in this report.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2018 Annual Report, except that we are updating the risk factor entitled “In the second quarter of 2017, we identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our share price” as set forth below. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the trading price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

In previous periods, we identified material weaknesses in our internal control over financial reporting and, if we are unable to satisfy regulatory requirements relating to internal controls or if our internal control over financial reporting is not effective, our business and stock price could be adversely affected.

In connection with Section 404 of the Sarbanes-Oxley Act, we have identified in the past and may, from time-to-time in the future, identify issues with our internal controls and deficiencies in our internal control over financial reporting. The most recent material weakness was identified by management during the quarter ended September 27, 2019, and was related to the prevention and timely detection of unauthorized cash disbursements. In the past, we have identified other material weaknesses in our internal control over financial reporting, as described in our 2018 Annual Report. If our remediation plan is not effective or if our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

Information related to repurchases of our ordinary shares during the nine months ended September 27, 2019 is as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Amount Available Under Repurchase Program (1)
	(dollars in thousands, except per share amounts)
Amount available at December 28, 2018				$10,021
December 2018	43,500	$16.17	43,500	$9,317
January 2019	54,410	$16.47	54,410	$8,421
February 2019	—	$—	—	$8,421
March 2019	—	$—	—	$8,421
Quarter ended March 29, 2019	97,910	$16.34	97,910	$8,421
Quarter ended June 28, 2019	—	$—	—	$8,421
Quarter ended September 27, 2019	—	$—	—	$8,421

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

ICHOR HOLDINGS, LTD.

Date: November 6, 2019	By:	/s/ Thomas M. Rohrs
Thomas M. Rohrs
Executive Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)