Form 10-K
period 2019-12-27
ICHOR HOLDINGS, LTD.
filed 2020-03-06
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2019

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

There were 22,805,443 ordinary shares, $0.0001 par value, outstanding as of March 4, 2020. The aggregate market value of voting ordinary shares held by non-affiliates was $526,288,000 as of June 28, 2019, the last business day of our most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10‑K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2020 General Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

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

Fiscal Period	Period Ending	Weeks in Period
Fiscal Year 2019:	December 27, 2019	52
First Quarter	March 29, 2019	13
Second Quarter	June 28, 2019	13
Third Quarter	September 27, 2019	13
Fourth Quarter	December 27, 2019	13

Fiscal Year 2018:	December 28, 2018	52
First Quarter	March 30, 2018	13
Second Quarter	June 29, 2018	13
Third Quarter	September 28, 2018	13
Fourth Quarter	December 28, 2018	13

Fiscal Year 2017:	December 29, 2017	52
First Quarter	March 31, 2017	13
Second Quarter	June 30, 2017	13
Third Quarter	September 29, 2017	13
Fourth Quarter	December 29, 2017	13

Fiscal Year 2016	December 30, 2016	53

Fiscal Year 2015	December 25, 2015	52

Company Overview

We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our product offerings include gas and chemical delivery systems and subsystems, collectively known as fluid delivery systems and subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery systems and subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also manufacture precision machined components, weldments, and proprietary products for use in fluid delivery systems for direct sales to our customers. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most OEMs outsource all or a portion of the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are also increasingly outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage the suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. We believe that this outsourcing trend has enabled OEMs to reduce their costs and development time, as well as provide growth opportunities for specialized subsystems suppliers like us.

Our goal is to be a leading supplier of fluid delivery subsystems and components to OEMs engaged in manufacturing capital equipment to produce semiconductors and to leverage our technology and products to expand the share of our addressable markets. To achieve this goal, we engage with our customers early in their design and development processes and utilize our deep engineering resources and operating expertise, as well as our expanded product portfolio, to jointly create innovative and advanced solutions that meet the current and future needs of our customers. These collaborations frequently involve our engineers working at our customers’ sites and serving as an extension of our customers’ product design teams. We employ this approach with three of the largest manufacturers of semiconductor capital equipment in the world. We believe this approach enables us to design products that meet the precise specifications our customers demand, allows us to often be the sole supplier of these subsystems during the initial production ramp, and positions us to be the preferred supplier for the full five to ten-year lifespan of the process tool.

The broad technical expertise of our engineering team, coupled with our early customer engagement approach, enables us to offer innovative and reliable solutions to complex fluid delivery challenges. With two decades of experience developing complex fluid delivery subsystems and meeting the constantly changing production requirements of leading semiconductor OEMs, we have developed expertise in fluid delivery that we offer to our OEM customers. In addition, our capital efficient model and the integration of our business systems with those of our customers provides us the flexibility to fulfill increased demand and meet changing customer requirements with relatively low levels of capital expenditures. With an aim to provide superior customer service, we have a global footprint with many facilities strategically located in close proximity to our customers. We have long standing relationships with top tier OEM customers, including Lam Research, Applied Materials, and ASML, which were our three largest customers by sales in 2019.

We generated revenue from continuing operations of $620.8 million, $823.6 million, and $655.9 million in 2019, 2018, and 2017, respectively (hereinafter, all references to “sales” or “revenue” relates to net sales from continuing operations, unless explicitly stated otherwise). We generated net income from continuing operations of $10.7 million, $57.9 million, and $56.9 million in 2019, 2018, and 2017, respectively. We generated non-GAAP adjusted net income from continuing operations of $28.3 million, $75.1 million, and $65.1 million in 2019, 2018, and 2017, respectively. See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Results for a discussion of non-GAAP adjusted net income from continuing operations, an accompanying presentation of the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States, net income from continuing operations, and a reconciliation of the differences between non-GAAP adjusted net income from continuing operations and net income from continuing operations.

Our Competitive Strengths

As a leader in the fluid delivery industry, we believe that our key competitive strengths include the following:

Deep Fluids Engineering Expertise

We believe that our engineering team, comprised of chemical engineers, mechanical engineers, and software and systems engineers, has positioned us to expand the scope of our solutions, provide innovative products and subsystems, and strengthen our incumbent position at our OEM customers. Many of our engineers are industry veterans and have spent a significant portion of their careers at our customers, bringing first-hand expertise and a heightened understanding of our customers’ needs. Our engineering team acts as an extension of our customers’ product development teams, providing our customers with technical expertise that is outside of their core competencies.

Early Engagement with Customers on Product Development

We seek to engage with our customers and potential customers very early in their process for new product development. We believe this approach enables us to collaborate on product design, qualification, manufacturing, and testing in order to provide a comprehensive, customized solution. Through early engagement during the complex design stages, our engineering team gains early insight into our customers’ technology roadmaps which enables us to pioneer innovative and advanced solutions. In many cases our early engagement with our customers enables us to be the sole source supplier when the product is initially introduced.

Long History and Strong Relationships with Top Tier Customers

We have established deep relationships with top tier OEMs such as Lam Research, Applied Materials, and ASML, which were our three largest customers by sales in 2019. Our customers are global leaders by sales in the semiconductor capital equipment industry. Our existing relationships with our customers have enabled us to effectively compete for new fluid delivery subsystems for our customers’ next generation products in development. We leverage our deep rooted existing customer relationships with these market leaders to penetrate new business opportunities created through industry consolidation. Our close collaboration with them has contributed to our established market position and several key supplier awards.

Operational Excellence with Scale to Support the Largest Customers

Over our 20 year experience in designing and building gas delivery systems, we have developed deep capabilities in operations. We have strategically located our manufacturing facilities near our customers’ locations in order to provide fast and efficient responses to new product introductions and accommodate configuration or design changes late in the manufacturing process. We will continue to add capacity as needed to support future growth. In addition to providing high quality and reliable fluid delivery subsystems, one of our principal strategies is delivering the lead-times that provide our customers the required flexibility needed in their production processes. We have accomplished this by investing in manufacturing systems and processes and an efficient supply chain. Our focus on operational efficiency and flexibility allows us to reduce manufacturing cycle times in order to respond quickly to customer requests and lead-times that are often less than four weeks.

Capital Efficient and Scalable Business Model

In general, our business is not capital intensive and we are able to grow sales with a low investment in property, plant, and equipment. In 2019, 2018, and 2017, our total capital expenditures were $12.3 million, $13.9 million, and $8.2 million, respectively, representing only 2.0%, 1.7%, and 1.3% of sales, respectively. The semiconductor capital equipment market has historically been cyclical. We have structured our business to minimize fixed manufacturing overhead and operating expenses to enable us to grow net income at a higher rate than sales during periods of growth. Conversely, our low fixed cost approach allows us to minimize the impact of cyclical downturns on our net income, but results in a lower level of gross margin leverage or improvement as a percentage of sales in times of increased demand.

Our Growth Strategy

Our objective is to enhance our position as a leader in providing fluid delivery solutions, including subsystems, components, and tool refurbishment, to our customers by leveraging our core strengths. The key elements of our growth strategy are:

Grow Our Market Share within Existing Customer Base

We intend to grow our position within our existing customers by continuing to leverage our specialized engineering talent, early collaboration approach with OEMs to foster long-term relationships, and expanded product offerings. Each of our customers produces many different process tools for various process steps. At each customer, we are an outsourced supplier of fluid delivery subsystems and components for a subset of their entire process tool offerings. We are constantly looking to expand our market share at our existing customers. We believe that our early collaborative approach with customers positions us to deliver innovative and dynamic solutions, offer timely deployment and meet competitive cost targets, further increasing our market share. Through our intellectual property (“IP”) purchase of developed flow controller technology in May 2019 and our acquisitions of a Korean gas panel supplier in April 2018, a weldment company and a precision machining company in July and December 2017, respectively, and a plastic machining & fabrication company in April 2016, we significantly expanded our served market and also entered the market for chemical delivery subsystems for wet process tools where we had only limited engagement in the past. Using this and our existing engineering capability, we developed a liquid delivery module and was qualified on a wet process equipment system at one of our largest customers who is a market leader in this space.

Grow Our Total Available Market at Existing Customers with Expanded Product Offerings

We continue to work with our existing core customers on additional opportunities, including chemical delivery, one of our important potential growth areas. We believe that wet processes, including clean and electro chemical deposition (“ECD”), that require precise chemical delivery are currently an underpenetrated market opportunity for us. By leveraging our existing customer relationships and strong reputation in fluid mechanics, we intend to increase our chemical delivery module market share and introduce additional related products. Through our IP purchase of developed flow controller technology in May 2019 and our acquisitions of a Korean gas panel supplier in April 2018, a weldment company and a precision machining company in July and December 2017, respectively, and a plastic machining & fabrication company in April 2016, we significantly expanded our served market and entered the market for chemical delivery subsystems. The acquisitions allow us to manufacture and assemble the complex plastic and metal products and precision machined components for the semiconductor equipment, aerospace, and general-industrial industries, as well as provide us exposure to and growth opportunities in the Korean semiconductor capital equipment market.

Expand Our Total Customer Base within Fluid Delivery Market

We have expanded our customer base and are currently a supplier of gas delivery systems for a leading lithography system manufacturer, a leading ALD system manufacturer, and Korean process tool OEMs. We continue to actively engage with new customers that are considering outsourcing their gas and chemical delivery needs as well as expanding our components business.

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

Our Products and Services

We are a leader in the design, engineering and manufacturing of critical fluid delivery subsystems. Our product and service offerings are classified in the following categories:

Gas Delivery Subsystems

Gas delivery is among the most technologically complex functions in semiconductor capital equipment and is used to deliver, monitor and control precise quantities of the vapors and gases critical to the manufacturing process. Our gas delivery systems consist of a number of gas lines, each controlled by a series of mass flow controllers, regulators, pressure transducers, and valves, and an integrated electronic control system. Our gas delivery subsystems are primarily used in equipment for “dry” manufacturing processes, such as etch, chemical vapor deposition, physical vapor deposition, epitaxy, and strip.

Chemical Delivery Products and Subsystems

Our chemical delivery products and subsystems are used to precisely blend and dispense reactive chemistries and colloidal slurries critical to the specific “wet” front-end process, such as wet clean, electro chemical deposition, and chemical-mechanical planarization (“CMP”). In addition to the chemical delivery subsystem, we also manufacture the process modules that apply the various chemicals directly to the wafer in a process and application-unique manner to create the desired chemical reaction.

The image below shows a typical wet-process front end semiconductor tool, with a chemical delivery subsystem and corresponding application process module highlighted:

Weldments

Our complete offering of weldments support the delivery of gases through the process tool. We have developed both automated and manual welding processes to support world class workmanship on all types of metals needed to support fluid delivery within the semiconductor market. The welded assemblies are used in both wet and dry processes.

Precision Machining

Precision machining provides us the ability to supply our customers with components used in our gas delivery systems and weldments, while also providing custom machined solutions throughout customers’ equipment. Many of these items are used downstream of the gas system and in process critical applications. Our precision machined products can be used in both wet and dry applications.

History

We were originally incorporated as Celerity, Inc. (“Celerity”) in 1999. Our business of designing and manufacturing critical systems for semiconductor capital equipment manufacturers operated as a stand-alone business until 2009 when Celerity sold the business to a private equity fund. Francisco Partners (“FP”) acquired the business in December 2011 and formed Ichor Holdings, Ltd., an exempt company incorporated in the Cayman Islands, in March 2012 to serve as the parent company as part of a restructuring to accommodate the expansion of our business in Singapore and Malaysia. In April 2012, we acquired Semi Scenic UK Limited to provide refurbishment services for legacy tools. In April 2016, we purchased Ajax-United Patterns & Molds, Inc. (“Ajax”) for $17.6 million to add chemical delivery subsystem capabilities with existing customers. We completed the initial public offering of our ordinary shares in December 2016. In July 2017 we acquired Cal‑Weld, Inc. (“Cal‑Weld”) for $56.2 million to add to our gas delivery subsystem and weldment capabilities. In December 2017 we acquired Talon Innovations Corporation (“Talon”) for $137.8 million to add to our gas delivery subsystem, precision machining, and component manufacturing capabilities. In April 2018, we acquired IAN Engineering Co., Ltd. (“IAN”) for $6.5 million to provide us exposure to and growth opportunities in the Korean semiconductor capital equipment market. We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth.

Customers, Sales and Marketing

We primarily market and sell our products directly to equipment OEMs in the semiconductor equipment market. In Japan, we utilize a value added reseller to market and sell our chemical delivery system. We are dependent upon a small number of customers, as the semiconductor equipment manufacturer market is highly concentrated with four companies accounting for over 80% of all process tool revenues. For 2019, our two largest customers were Lam Research and Applied Materials, which accounted for 51% and 33% of sales, respectively. We do not have long-term contracts that require customers to place orders with us in fixed or minimum volumes, and we generally operate on a purchase order basis with customers.

Our sales and marketing efforts focus on fostering close business relationships with our customers. As a result, we locate many of our account managers near the customer they support. Our sales process involves close collaboration between our account managers and engineering and operations teams. Account managers and engineers work together with customers and in certain cases provide on-site support, including attending customers’ internal meetings related to production and engineering design. Each customer project is supported by our account managers and customer support team who ensure we are aligned with all of the customer’s quality, cost, and delivery expectations.

Operations, Manufacturing and Supply Chain Management

We have developed a highly flexible manufacturing model with cost-effective locations situated nearby the manufacturing facilities of our largest customers. We have facilities in the United States, Singapore, Malaysia, the United Kingdom, and Korea.

Operations

Our product cycle engagements begin by working closely with our customers to outline the solution specifications before design and prototyping even begin. Our design and manufacturing process is highly flexible, enabling our customers to make alterations to their final requirements throughout the design, engineering, and manufacturing process. This flexibility results in significantly decreased order-to-delivery cycle times for our customers. For instance, it can take as little as 20 to 30 days for us to manufacture a gas delivery system with fully evaluated performance metrics after receiving an order.

Manufacturing

We are ISO 9001 certified or compliant at each of our manufacturing locations, and our manufactured subsystems and modules adhere to strict design tolerances and specifications. We operate Class 100 and Class 10,000 clean room facilities for customer-specified testing, assembly, and integration of high-purity gas and chemical delivery systems at our locations in Singapore, Oregon, Texas, and Korea. We operate additional facilities in Malaysia, Oregon, and California for weldments and related components used in our gas delivery subsystems, and we operate a separate facility in California for critical components used in our chemical delivery subsystems. We operate facilities in Minnesota and Florida for precision machining of components for sale to our customers and internal use. Many of our facilities are located in close proximity to our largest customers to allow us to collaborate with them on a regular basis and to enable us to deliver our products on a just-in-time basis, regardless of order size or the degree of changes in the applicable configuration or specifications.

We qualify and test key components that are integrated into our subsystems and test our fluid delivery subsystems during the design process and again prior to shipping. Our quality management system allows us to access real-time corrective action reports, non-conformance reports, customer complaints, and controlled documentation. In addition, our senior management conducts quarterly reviews of our quality control system to evaluate effectiveness. Our customers also complete quarterly surveys which allow us to measure satisfaction.

Supply Chain Management

We use a wide range of components and materials in the production of our gas and chemical delivery systems, including filters, mass flow controllers, regulators, pressure transducers, and valves. We obtain components and materials from a large number or sources, including single source and sole source suppliers.

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

Technology Development and Engineering

We have a long history of engineering innovation and development. We continue to transition from being an integration engineering and components company into a gas and chemical delivery system and subsystem leader with product development and systems engineering, as well as integration expertise. Our industry continues to experience rapid technological change, requiring us to continuously invest in technology and product development and regularly introduce new products and features that meet our customers’ evolving requirements.

We have built a team of fluid delivery experts. As of December 27, 2019, our engineering team consisted of approximately 95 engineers and designers with mechanical, electrical, chemical, systems, and software expertise. Our engineers are closely connected with our customers and typically work at our customers’ sites and operate as an extension of our customers’ design team. We engineer within our customers’ processes, design vaults, drawing standards, and part numbering systems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection, and functionality. The majority of our sales are generated from projects during which our engineers cooperated with our customer early in the design cycle. Through this early collaborative process, we become an integral part of our customers’ design and development processes, and we are able to quickly anticipate and respond to our customers’ changing requirements.

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

Competition

The markets for our products are very competitive. When we compete for new business, we face competition from other suppliers of gas or chemical delivery subsystems, and in some cases with the internal manufacturing groups of OEMs. While many OEMs have outsourced the design and manufacturing of their gas and chemical delivery systems, we would face additional competition if in the future these OEMs elected to develop these systems internally.

The fluid delivery subsystem market is concentrated and we face competition primarily from Ultra Clean Technology, with additional competition from regional suppliers. The chemical delivery subsystem, weldments, and precision machining industries are fragmented and we face competition from numerous smaller suppliers. In addition, the market for tool refurbishment is fragmented and we compete with many regional competitors. The primary competitive factors we emphasize include:

•	customer relationships;
•	early engagement with customers;
•	large and experienced engineering staff;
•	design-to-delivery cycle times; and
•	flexible manufacturing capabilities.

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

Intellectual Property

Our success depends, in part, upon our ability to develop, maintain, and protect our technology and products and to conduct our business without infringing the proprietary rights of others. We continue to invest in securing intellectual property protection for our technology and products and protect our technology by, among other things, filing patent applications. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, copyrights and trademarks, to protect our proprietary rights. We have historically focused our patent protection efforts in the United States. As of December 27, 2019, we held 47 patents, 21 of which were U.S. patents and 17 of which were acquired as part of our IP purchase of developed flow controller technology in May 2019. While we consider our patents to be valuable assets, we do not believe the success of our business or our overall operations are dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our business.

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

Employees and Labor Relations

As of December 27, 2019, we had approximately 1,355 full‑time employees and 360 contract or temporary workers, which allow flexibility as business conditions and geographic demand change. Of our total employees, approximately 95 are engineers, 70 are engaged in sales and marketing, 1,440 are engaged in manufacturing, and 110 perform executive and administrative functions. None of our employees are unionized, but in various countries, local law requires our participation in works councils. We have not experienced any material work stoppages at any of our facilities. We consider our relationship with our employees to be good.

Environmental, Health, and Safety Regulations

Our operations and facilities are subject to federal, state, and local regulatory requirements and foreign laws and regulations, relating to environmental, waste management, and health and safety matters, including those relating to the release, use, storage, treatment, transportation, discharge, disposal, and remediation of contaminants, hazardous substances, and wastes, as well as practices and procedures applicable to the construction and operation of our facilities. We believe that our business is operated in substantial compliance with applicable regulations. However, in the future we could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third-party property damage, or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are not aware of any threatened or pending environmental investigations, lawsuits, or claims involving us, our operations, or our current or former facilities.

Available Information

Our internet address is ichorsystems.com. We make a variety of information available, free of charge, at our Investor Relations website, ir.ichorsystems.com. This information includes our Annual Reports on Form 10‑K, our Quarterly Reports on Form 10‑Q, our Current Reports on Form 8‑K, and any amendments to those reports as soon as reasonably practicable after we electronically file those reports with or furnish them to the Securities and Exchange Commission (“SEC”), as well as our Code of Business Ethics and Conduct and other governance documents.

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file documents electronically with the SEC at sec.gov.

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

The semiconductor capital equipment industry is highly concentrated and has experienced significant consolidation in recent years. As a result, a relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue for the foreseeable future. For 2019, our top two customers accounted for approximately 51% and 33%, respectively, of sales, and we expect that our sales will continue to be concentrated among a very small number of customers. We do not have any long-term contracts that require customers to place orders with us in fixed or minimum volumes. Accordingly, the success of our business depends on the success of our customers and those customers and other OEMs continuing to outsource the manufacturing of critical subsystems and process solutions to us. Because of the small number of OEMs in the markets we serve, a number of which are already our customers, it would be difficult to replace lost sales resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to a reduction in the amount of outsourcing they do, their giving orders to our competitors, their acquisition by an OEM who is not a customer or with whom we do less business, or otherwise. We have in the past lost business from customers for a number of these reasons. If we are unable to replace sales from customers who reduce the volume of products and services they purchase from us or terminate their relationship with us entirely, such events could have a material adverse impact on our business, financial condition and results of operations.

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

In 2016, the United Kingdom voted to leave the European Union (“EU”) (commonly referred to as “Brexit”). As a result of the referendum, a complex and uncertain process of negotiation has taken place which to date has not resulted in a definitive agreement to establish the future terms of the UK’s relationship with the EU or other countries. Notwithstanding, the UK exited the EU on January 31, 2020 under a transitional arrangement scheduled to remain in place until the end of 2020. The transitional arrangement is intended primarily to maintain the status quo with respect to UK-EU trade and adherence to EU rules while a definitive exit agreement is negotiated. The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty when, or if, any withdrawal agreement or long-term relationship strategy, including trade deals, will be agreed to and implemented by the UK and the EU. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU and elsewhere. There can be no assurance that any or all of these events, or others that we cannot anticipate at this time, will not have a material adverse effect on our business, financial condition and results of operations.

An outbreak of disease, global or localized health pandemic or epidemic or a similar public health threat, or the fear of such an event may impact economic activity, including, but not limited to demand for our products, workforce availability, and costs to manufacture our products.

In December 2019, a novel strain of coronavirus (“COVID‑19”) was reported in Wuhan, China. The World Health Organization has declared COVID‑19 to constitute a “Public Health Emergency of International Concern.” On January 30, 2020, the U.S. Department of State issued a Level 4 “do not travel” advisory for China. The U.S. government has also implemented enhanced screenings, quarantine requirements, and travel restrictions in connection with the COVID‑19 outbreak. The disruption to global markets that has occurred due to the epidemic has increased uncertainty for semi-conductor demand. In addition, many suppliers in the semi-conductor industry have had work forces disrupted due to the quarantine requirements and restricted travel. The extent of the impact of COVID‑19 on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the outbreak and related travel advisories and restrictions, all of which are highly uncertain and cannot be predicted. Preventing the effects from and responding to this market disruption if any other public health threat, related or otherwise, may further increase costs of our business and may have a material adverse effect on our business, financial condition, and results of operations.

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

The timely development of new or enhanced products is a complex and uncertain process which requires that we:

▪	design innovative and performance-enhancing features that differentiate our products from those of our competitors;
▪	identify emerging technological trends in the industries we serve, including new standards for our products;
▪	accurately identify and design new products to meet market needs;
▪	collaborate with OEMs to design and develop products on a timely and cost-effective basis;
▪	ramp-up production of new products, especially new subsystems, in a timely manner and with acceptable yields;
▪	manage our costs of product development and the costs of producing the products that we sell;
▪	successfully manage development production cycles; and
▪	respond quickly and effectively to technological changes or product announcements by others.

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

Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.

We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of customer, employee, and business partner personally identifiable information (“PII”), including the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018 and the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. Foreign data protection, privacy, and other laws and regulations, including GDPR, can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, including GDPR which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices.

A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with other federal, state, or international privacy-related or data protection laws and regulations, including GDPR and CCPA, could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations, and financial condition.

Restrictive covenants under our Credit Facilities may limit our current and future operations. If we fail to comply with those covenants, the lenders could cause outstanding amounts, which are currently substantial, to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.

As of December 27, 2019, we had $161.9 million of indebtedness outstanding under our term loan facility and $19.2 million of indebtedness outstanding under our revolving credit facility (our “Credit Facilities”). The outstanding amount of our Credit Facilities reflected in our consolidated financial statements included elsewhere in this report is net of $3.0 million of debt issuance costs. We may incur additional indebtedness in the future. Our Credit Facilities contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:

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

The interest rates on our credit agreement might change based on changes to the method in which LIBOR or its replacement rate is determined.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have agreements that are indexed to LIBOR, including our credit agreement. We are monitoring and evaluating the related risks that arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If an agreement is not transitioned to an alternative rate and LIBOR is discontinued, the impact is likely to vary by agreement. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness and related interest rate swaps may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

As of December 27, 2019, we had approximately 1,355 full time employees and 360 contract or temporary workers worldwide. None of our employees are unionized, but in various countries, local law requires our participation in works councils. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in manufacturing, and we cannot assure you that alternate qualified capacity would be available on a timely basis, or at all. As a result, labor disruptions at any of our facilities could materially adversely affect our business, financial condition and results of operations.

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

Changes in U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Our international operations and transactions also depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The current U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

As a result of recent policy changes of the U.S. presidential administration and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability or cash flows, or cause an increase in our liabilities.

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

In the third quarter of 2019, we identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our share price.

During the third quarter of 2019, we identified a material weakness in our controls related to the prevention and timely detection of funds transfers to unauthorized accounts. We were the target of criminal fraud by persons impersonating one of our suppliers, which resulted in the transfer of funds to unauthorized bank accounts. The fraud did not represent a breach of our information systems, as confirmed by an external forensic examination, but rather it was a targeted phishing scam. Although our internal controls were not properly designed to prevent and timely detect the transfer of funds to unauthorized accounts, a secondary control was properly designed and operated effectively, which aided in a full recovery of all funds that were transferred. Accordingly, there was no financial loss to record in our financial statements.

We determined that certain internal controls required for safeguarding our cash assets were not properly designed due to insufficient specificity regarding our policies and procedures surrounding supplier banking information changes, not identifying segregation of duties, and insufficient training on exercising professional skepticism.

We initiated a remediation plan during the third quarter of 2019 and have completed the following actions:

•	enhanced the approval process for adding or modifying supplier banking information;
•	increased the level of segregation of duties surrounding those who have the ability to modify supplier information, and;
•	increased communication of our internal controls and processes and emphasized security awareness and the importance of exercising professional skepticism

We consider the material weakness remediated as of December 27, 2019, as the remedial controls have operated for a sufficient period of time and we have concluded, through testing, that these controls are operating effectively.

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

Compliance with SEC rules relating to “conflict minerals” may require us and our suppliers to incur substantial expense and may result in disclosure by us that certain minerals used in products we manufacture are not “DRC conflict free.”

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, required the SEC to promulgate rules requiring disclosure by a public company of any “conflict minerals” (tin, tungsten, tantalum and gold) necessary to the functionality or production of a product manufactured or contracted to be manufactured by such company. The SEC adopted final rules in 2012 which took effect at the end of January 2013. Because we manufacture products which may contain tin, tungsten, tantalum or gold, we will be required under these rules to determine whether those minerals are necessary to the functionality or production of our products and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo, or the DRC, or any of its adjoining countries, or the “covered countries,” then we and our suppliers must conduct diligence on the source and chain of custody of the conflict minerals to determine if they did originate in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products which may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report if one is required to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards, unless (for the first two years) we are unable to determine whether the minerals are “DRC conflict free.” Compliance with this disclosure rule may be very time consuming for management and our supply chain personnel (as well as time consuming for our suppliers) and could involve the expenditure of significant amounts of money and resources by us and them. Disclosures by us mandated by the rules which are perceived by the market to be “negative” may cause customers to refuse to purchase our products. We are currently unable to assess the cost of compliance with this rule, and we cannot assure you that such cost will not have a material adverse effect on our business, financial condition and results of operations.

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

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.

We depend on our customers and facilities for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, a pandemic, epidemic or outbreak of a disease (including the COVID-19 coronavirus), hurricanes, fire, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities or the infrastructure on which such facilities rely. Such disruptions could significant delays in the shipments of our products, reduce our capacity to provide services, eradicate unique manufacturing capabilities, result in our customers’ inability to pay for our products or services and, ultimately, result in the loss of revenue and clients. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us or our customers could have a significant negative impact on our operations and financial performance.

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

A non-U.S. corporation will be a passive foreign investment company, or PFIC, for any taxable year if either (i) at least 75% of its gross income for such year is passive income or (ii) at least 50% of the value of its assets (generally based on an average of the quarterly values of the assets) during such year is attributable to assets that produce or are held for the production of passive income. Our PFIC status for any taxable year can be determined only after the close of that year.

Based on the value of our assets and the composition of our income and assets, we do not believe we were treated as a PFIC for U.S. federal income purposes for our taxable year ending December 27, 2019. However, the determination of PFIC status is based on an annual determination that cannot be made until the close of a taxable year, involves extensive factual investigation, including ascertaining the fair market value of all of our assets on a quarterly basis and the character of each item of income that we earn, and is subject to uncertainty in several respects. Accordingly, we cannot assure you that we were not treated as a PFIC for our taxable year ending December 27, 2019 or any prior taxable year, or that we will not be treated as a PFIC for any future taxable year or that the IRS will not take a contrary position.

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

If a U.S. person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are or are not treated as a controlled foreign corporation).

A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in United States property by controlled foreign corporations, whether or not we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. A failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent starting of the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due.  We cannot provide any assurances that we will assist investors in determining whether we are or any of our current or future non-U.S. subsidiaries is treated as a controlled foreign corporation or whether such investor is treated as a United States shareholder with respect to any such controlled foreign corporation. In addition, we cannot provide assurances we will furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.

A U.S. investor should consult its tax advisors regarding the potential application of these rules to its investment in our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 3185 Laurelview Ct., Fremont, California 94538. As of December 27, 2019, our principal manufacturing and administrative facilities, including our executive offices, comprises approximately 595,700 square feet. All of our facilities are leased, which allows for flexibility as business conditions and geographic demand change. The table below sets forth the approximate square footage of each of our facilities.

Location	Approximate Square Footage
Austin, Texas	25,700
East Blantyre, Scotland	37,700
Fremont, California	62,800
Seoul, Korea	32,800
Osakis, Minnesota	22,300
Sauk Rapids, Minnesota	58,600
Selangor, Malaysia	31,900
Singapore	97,700
Tampa, Florida	30,000
Tualatin, Oregon	143,400
Union City, California	52,800

We believe that our existing facilities and equipment are well maintained, in good operating condition, and are adequate to meet our currently anticipated requirements.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Record

On March 4, 2020, other than ordinary shares held in “nominee” or “street” name and those in our treasury account, we had 2 holders of record.

Dividends

We do not anticipate that we will pay any cash dividends on our ordinary shares for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, contractual restrictions (including those under our Credit Facilities and any potential indebtedness we may incur in the future), restrictions imposed by applicable law, tax considerations, and other factors our Board of Directors deems relevant.

Share Repurchase Program

Information related to repurchases of our ordinary shares during 2019 is as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Amount Available Under Repurchase Program (1)
	(dollars in thousands, except per share amounts)
Amount available at December 28, 2018				$10,021
Quarter ended March 29, 2019	97,910	$16.34	97,910	$8,421
Quarter ended June 28, 2019	—	$—	—	$8,421
Quarter ended September 27, 2019	—	$—	—	$8,421
October 2019	—	$—	—	$8,421
November 2019	—	$—	—	$8,421
December 2019	—	$—	—	$8,421
Quarter ended December 27, 2019	—	$—	—	$8,421

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

Our ordinary shares are listed for trading on the NASDAQ under the symbol “ICHR.” The Stock Price Performance Graph set forth below plots the cumulative total shareholder return on a quarterly basis of our ordinary shares from December 9, 2016, the date on which our shares began trading, through December 27, 2019, with the cumulative total return of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index over the same period. The comparison assumes $100 was invested on December 9, 2016 in the ordinary shares of Ichor Holdings, Ltd., in the Nasdaq Composite Index, and in the PHLX Semiconductor Sector Index and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present our historical selected consolidated financial data. The selected consolidated statement of operations data for 2019, 2018, and 2017, and the selected balance sheet data as of December 27, 2019 and December 28, 2018, are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data for 2016 and 2015 and balance sheet data as of December 29, 2017, December 30, 2016, and December 25, 2015 are derived from our audited consolidated financial statements not included in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical financial data below in conjunction with the section titled Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere in this report.

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017	December 30, 2016	December 25, 2015
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$620,837	$823,611	$655,892	$405,747	$290,641
Gross profit (1) (2)	$86,364	$136,137	$100,761	$65,395	$48,554
Operating expenses (1)	$71,387	$72,172	$54,581	$41,524	$35,953
Operating income	$14,977	$63,965	$46,180	$23,871	$12,601
Net income from continuing operations (3) (4)	$10,729	$57,883	$56,915	$20,779	$12,807
Diluted earnings per share from continuing operations, attributable to ordinary shareholders (5)	$0.47	$2.30	$2.17	$0.87	$(292.39)
Shares used to compute diluted earnings per share from continuing operations, attributable to ordinary shareholders (5)	22,766,903	25,128,055	26,218,424	1,967,926	31,875

	December 27, 2019	December 28, 2018	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and restricted cash	$60,612	$43,834	$69,304	$52,648	$24,188
Working capital	$113,080	$123,821	$131,233	$56,020	$24,860
Total assets	$566,555	$485,489	$557,684	$282,491	$198,023
Long-term debt (6)	$181,037	$204,787	$189,535	$39,830	$65,000
Preferred shares	$—	$—	$—	$—	$142,728
Total shareholders’ equity	$221,416	$198,326	$216,762	$141,659	$74,678

(1)	Share-based compensation included in the consolidated statement of operations data above was as follows:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017	December 30, 2016	December 25, 2015
	(in thousands)
Share-Based Compensation Expense:
Gross profit	$705	$608	$118	$20	$105
Operating expenses	7,832	6,969	2,112	3,196	1,013
Total share-based compensation expense	$8,537	$7,577	$2,230	$3,216	$1,118

(2)

As part of our purchase price allocations for our acquisitions of IAN in April 2018, Talon in December 2017, and Cal‑Weld in July 2017, we recorded acquired-inventory at fair value, resulting in a fair value step-up. Accordingly, $4.8 million and $5.2 million were subsequently charged to cost of sales in 2018 and 2017, respectively, as the acquired-inventory was sold.

(3)

During 2019, income tax benefit consists primarily of taxable loss incurred in the United States, the benefit from our tax holiday in Singapore, as well as the impacts of withholding taxes, stock option exercises, credit generation, and the release of tax reserves established in purchase accounting. During 2018, income tax benefit consists primarily of the impact of U.S. operations, offset by discrete tax benefits, including the release of a valuation allowance against our foreign tax credit carryforwards we now expect to realize as a result of additional analysis of the Tax Cuts and Jobs Act and stock option exercises. During 2017, income tax benefit from continuing operations consisted primarily of the impact of foreign operations, including withholding taxes, offset by a $7.6 million tax benefit as a result of our acquisitions (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report), a $5.9 million tax benefit from revaluing our deferred taxes from 35% to 21% due to the Tax Cuts and Jobs Act, and a $1.6 million benefit from re-characterizing intercompany debt to equity between our U.S. and Singapore entities related to the reversal of previously accrued withholding taxes. During 2016 and 2015, income tax benefit from continuing operations consisted primarily of the impact of foreign operations, including withholding taxes, offset by a tax benefit in 2016 as a result of our acquisition (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report).

(4)

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

(5)

Diluted earnings per share from continuing operations, attributable to ordinary shareholders, was presented in conformity with the two-class method during 2016 and 2015, as we had two classes of stock until our December 2016 IPO. We considered our convertible preferred shares to be a participating security as the convertible preferred shares participated in dividends with ordinary shareholders, when and if declared by our Board of Directors. In the event a dividend was paid on ordinary shares, the holders of preferred shares were entitled to a proportionate share of any such dividend as if they were holders of ordinary shares (on an as-if converted basis). The convertible preferred shares did not participate in incurred losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to ordinary shareholders.

(6)

Does not include debt issuance costs of $3.0 million, $3.9 million, $2.8 million, $1.9 million, and $2.4 million as of December 27, 2019, December 28, 2018, December 29, 2017, December 30, 2016, and December 25, 2015, respectively.

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

Overview

We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our product offerings include gas and chemical delivery systems and subsystems, collectively known as fluid delivery systems and subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery systems and subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also manufacture precision machined components, weldments, and proprietary products for use in fluid delivery systems for direct sales to our customers. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most OEMs outsource all or a portion of the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are also increasingly outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage the suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. We believe that this outsourcing trend has enabled OEMs to reduce their costs and development time, as well as provide growth opportunities for specialized subsystems suppliers like us.

We have a global footprint with production facilities in Malaysia, Singapore, Korea, California, Florida, Minnesota, Oregon, and Texas. In 2019, 2018, and 2017, our two largest customers by revenue were Lam Research and Applied Materials.

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

Cyclicality of Semiconductor Device Industry

Our business is indirectly subject to the cyclicality of the semiconductor device industry. In 2019, we derived approximately 85% of our sales from the semiconductor device industry. Demand for semiconductor devices can fluctuate significantly based on changes in general economic conditions, including consumer spending, demand for the products that include these devices, and other factors. In the past, these fluctuations have resulted in significant variations in our results of operations. The cyclicality of the semiconductor device industries will continue to impact our results of operations in the future.

Customer Concentration

The number of capital equipment manufacturers for the semiconductor device industry is significantly consolidated, resulting in a small number of large manufacturers. Our customers are a significant component of this consolidation, resulting in our sales being concentrated in a few customers. In 2019, our top two customers were Lam Research and Applied Material, with Lam Research and Applied Materials accounting for approximately 51% and 33% of sales, respectively. The sales we generated from these customers in 2019 were spread across 35 different product lines utilized in 13 unique manufacturing process steps. We believe the diversity of products that we provide to these customers, combined with the fact that our customers use our products on numerous types of process equipment, lessens the impact of the inherent concentration in the industry. Our customers often require reduced prices or other pricing, quality, or delivery commitments as a condition to their purchasing from us in any given period or increasing their purchase volume, which can, among other things, result in reduced gross margins in order to maintain or expand our market share. Although we do not have any long-term contracts that require customers to place orders with us, Lam Research and Applied Materials have been our customers for over 10 years.

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

Cost of Sales and Gross Profit

Cost of sales consists primarily of purchased materials, direct labor, indirect labor, factory overhead cost, and depreciation expense for our manufacturing facilities and equipment, as well as certain engineering costs that are related to non-recurring engineering services that we provide to, and for which we invoice, our customers in connection with their product development activities. Our business has a highly variable cost structure with a low fixed overhead structure as a percentage of cost of sales. In addition, our existing global manufacturing plant capacity is scalable and we are able to adjust to increased customer demand for our products without significant additional capital investment. We operate our business in this manner to avoid having excessive fixed costs during a cyclical downturn while retaining flexibility to expand our production volumes during periods of growth. However, this approach results in a smaller increase in gross margin as a percentage of sales in times of increased demand.

Since the gross margin on each of our products differs, our overall gross margin as a percentage of our sales changes based on the mix of products we sell in any period.

Operating Expenses

Our operating expenses primarily include research and development and sales, general, and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and, with regard to sales and marketing expense, sales commissions. Operating expenses also include overhead costs for facilities, IT, and depreciation. In addition, our operating expenses include costs related to amortization of intangible assets and restructuring costs.

Research and development – Research and development expense consists primarily of activities related to product design and other development activities, new component testing and evaluation, and test equipment and fixture development. Research and development expense does not include engineering costs that are related to non-recurring engineering services that we provide to, and for which we invoice, our customers as part of sales, which are reflected as cost of sales. We expect research and development expense will increase in absolute dollars as our customers continue to increase their demand for new product designs and as we invest in our research and product development efforts to enhance our product capabilities and access new customer markets.

Selling, general, and administrative – Selling expense consists primarily of salaries and commissions paid to our sales and sales support employees and other costs related to the sales of our products. General and administrative expense consists primarily of salaries and overhead associated with our administrative staff, professional fees, and depreciation and other allocated facility related costs. We expect selling expenses to increase in absolute dollars as we continue to invest in expanding our markets and as we expand our international operations. We expect general and administrative expenses to also increase in absolute dollars due to an increase in costs related to being a public company, including higher legal, corporate insurance, and accounting expenses.

Amortization of intangibles – Amortization of intangible assets is related to our finite-lived intangible assets and is computed using the straight-line method over the estimated economic life of the asset.

Interest Expense

Interest expense consists of interest on our outstanding debt under our Credit Facilities and any other indebtedness we may incur in the future.

Other Expense (Income), Net

The functional currency of our international subsidiaries located in the United Kingdom, Singapore, and Malaysia is the U.S. dollar. Transactions denominated in currencies other than the functional currency generate foreign exchange gains and losses that are included in other expense (income), net on the accompanying consolidated statements of operations. Substantially all of our sales and agreements with third party suppliers provide for pricing and payments in U.S. dollars and, therefore, are not subject to material exchange rate fluctuations.

Income Tax Benefit

During 2019, income tax benefit consists primarily of taxable loss incurred in the United States, the benefit from our tax holiday in Singapore, as well as the impacts of withholding taxes, stock option exercises, credit generation, and the release of tax reserves established in purchase accounting. During 2018, income tax benefit consists primarily of the impact of U.S. operations, offset by discrete tax benefits, including the release of a valuation allowance against our foreign tax credit carryforwards we now expect to realize as a result of additional analysis of the Tax Cuts and Jobs Act and stock option exercises. During 2017, income tax benefit from continuing operations consisted primarily of the impact of foreign operations, including withholding taxes, offset by a $7.6 million tax benefit as a result of our acquisitions (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report), a $5.9 million tax benefit from revaluing our deferred taxes from 35% to 21% due to the Tax Cuts and Jobs Act, and a $1.6 million benefit from re-characterizing intercompany debt to equity between our U.S. and Singapore entities related to the reversal of previously accrued withholding taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$620,837	$823,611	$655,892
Cost of sales	534,473	687,474	555,131
Gross profit	86,364	136,137	100,761
Operating expenses:
Research and development	11,102	9,355	7,899
Selling, general, and administrative	47,270	47,448	37,802
Amortization of intangible assets	13,015	15,369	8,880
Total operating expenses	71,387	72,172	54,581
Operating income	14,977	63,965	46,180
Interest expense	10,647	9,987	3,277
Other expense (income), net	55	(241)	(126)
Income before income taxes	4,275	54,219	43,029
Income tax benefit	(6,454)	(3,664)	(13,886)
Net income from continuing operations	10,729	57,883	56,915
Discontinued operations:
Loss from discontinued operations before taxes	—	—	(722)
Income tax benefit from discontinued operations	—	—	(261)
Net loss from discontinued operations	—	—	(461)
Net income	$10,729	$57,883	$56,454

The following table sets forth our results of operations as a percentage of our total sales for the periods presented.

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017

Consolidated Statements of Operations Data:
Net sales	100.0	100.0	100.0
Cost of sales	86.1	83.5	84.6
Gross profit	13.9	16.5	15.4
Operating expenses:
Research and development	1.8	1.1	1.2
Selling, general, and administrative	7.6	5.8	5.8
Amortization of intangible assets	2.1	1.9	1.4
Total operating expenses	11.5	8.8	8.3
Operating income	2.4	7.8	7.0
Interest expense	1.7	1.2	0.5
Other expense (income), net	0.0	0.0	0.0
Income before income taxes	0.7	6.6	6.6
Income tax benefit	(1.0)	(0.4)	(2.1)
Net income from continuing operations	1.7	7.0	8.7
Discontinued operations:
Loss from discontinued operations before taxes	0.0	0.0	(0.1)
Income tax benefit from discontinued operations	0.0	0.0	0.0
Net loss from discontinued operations	0.0	0.0	(0.1)
Net income	1.7	7.0	8.6

Comparison of Fiscal Years 2019 and 2018

Sales

	Year Ended		Change
	December 27, 2019	December 28, 2018	Amount	%
	(dollars in thousands)
Net sales	$620,837	$823,611	$(202,774)	-24.6%

The decrease in net sales from 2018 to 2019 was primarily related to the reduced demand for semiconductor capital equipment during much of 2019, partially offset by market share gains. We refer to the volume of purchases from us by a customer of ours relative to its other suppliers as our market share of that customer. On a geographic basis, sales in the U.S. decreased by $173.7 million to $329.0 million, and foreign sales decreased by $29.1 million to $291.8 million.

Cost of Sales and Gross Margin

	Year Ended		Change
	December 27, 2019	December 28, 2018	Amount	%
	(dollars in thousands)
Cost of sales	$534,473	$687,474	$(153,001)	-22.3%
Gross profit	$86,364	$136,137	$(49,773)	-36.6%
Gross margin	13.9%	16.5%		- 260 bps

The decrease in cost of sales and gross profit from 2018 to 2019 was primarily due to decreased sales volume.

The 260 basis point decrease in our gross margin was primarily due to lower factory utilization, resulting from reduced demand for semiconductor capital equipment during much of 2019, and product mix.

Research and Development

	Year Ended		Change
	December 27, 2019	December 28, 2018	Amount	%
	(dollars in thousands)
Research and development	$11,102	$9,355	$1,747	18.7%

The increase in research and development expenses from 2018 to 2019 was primarily due to incremental expenses from our IP purchase of developed flow controller technology assets in May 2019, in which we assumed an engineering team.

Selling, General, and Administrative

	Year Ended		Change
	December 27, 2019	December 28, 2018	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$47,270	$47,448	$(178)	-0.4%

The decrease in selling, general, and administrative expense from 2018 to 2019 was primarily due a $1.0 million reduction in employee-related expenses as a result of leadership and management restructuring that was completed in 2019 and a combined $0.9 million reduction in professional, consulting, and other corporate overhead expenses as a result of successful cost-management policies enacted during 2019, partially offset by a $1.1 million separation benefit charge in January 2018 that did not repeat in 2019 and increased share-based compensation expense of $0.6 million.

Amortization of Intangible Assets

	Year Ended		Change
	December 27, 2019	December 28, 2018	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$13,015	$15,369	$(2,354)	-15.3%

The decrease in amortization expense from 2018 to 2019 was due certain intangible assets being fully amortized as of the end of the fourth quarter of 2018.

Interest Expense

	Year Ended		Change
	December 27, 2019	December 28, 2018	Amount	%
	(dollars in thousands)
Interest expense	$10,647	$9,987	$660	6.6%

The increase in interest expense from 2018 to 2019 was primarily due to an increase in our weighted average interest rate, from 4.36% to 4.78%, partially offset by a $2.7 million reduction in the average amount borrowed during the year as a result of quarterly term loan payments which were partially offset by a net draw on our revolving facility.

Other Expense (Income), Net

	Year Ended		Change
	December 27, 2019	December 28, 2018	Amount	%
	(dollars in thousands)
Other expense (income), net	$55	$(241)	$296	n/m

The change in other income, net for 2019 was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore Dollar, Malaysian Ringgit, and British Pound.

Income Tax Benefit from Continuing Operations

	Year Ended		Change
	December 27, 2019	December 28, 2018	Amount	%
	(dollars in thousands)
Income tax benefit	$(6,454)	$(3,664)	$(2,790)	76.1%

The increase in income tax benefit from 2018 to 2019 was primarily due to the decrease in taxable income in the U.S. in 2019 and the release of tax reserves in 2019 previously established in purchase accounting, offset in part by the release of the valuation allowance related to foreign tax credits in 2018 that did not repeat in 2019.

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

Selling, General, and Administrative

	Year Ended		Change
	December 28, 2018	December 29, 2017	Amount	%
	(dollars in thousands)
Selling, general and administrative	$47,448	$37,802	$9,646	25.5%

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

Interest Expense

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

Income Tax Benefit from Continuing Operations

	Year Ended		Change
	December 28, 2018	December 29, 2017	Amount	%
	(dollars in thousands)
Income tax benefit	$(3,664)	$(13,886)	$10,222	-73.6%

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

Non-GAAP Results

Management uses non-GAAP adjusted net income and non-GAAP adjusted diluted EPS to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP adjusted net income excludes amortization of intangible assets, share-based compensation expense, non-recurring expenses including adjustments to the cost of goods sold, tax adjustments related to those non-GAAP adjustments, and non-recurring discrete tax items including tax impacts from releasing a valuation allowance related to foreign tax credits. Non-GAAP adjusted diluted EPS is defined as non-GAAP adjusted net income from continuing operations divided by weighted average diluted ordinary shares outstanding during the period.

The following table presents our unaudited non‑GAAP adjusted net income from continuing operations and a reconciliation from net income from continuing operations, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
U.S. GAAP net income	$10,729	$57,883	$56,915
Non-GAAP adjustments:
Amortization of intangible assets	13,015	15,369	8,880
Share-based compensation	8,537	7,577	2,230
Other non-recurring expense, net (1)	2,808	1,727	4,767
Tax adjustments related to non-GAAP adjustments	(6,743)	(8,203)	(626)
Tax benefit from acquisitions (2)	—	—	(7,582)
Tax benefit from re-characterizing intercompany debt to equity (3)	—	—	(1,627)
Tax impact from tax law change (4)	—	—	(5,911)
Tax benefit from release of valuation allowance (5)	—	(4,140)	—
Adjustments to cost of goods sold (6)	—	—	1,752
Fair value adjustment to inventory from acquisitions (7)	—	4,839	5,230
Loss on Ajax acquisition arbitration settlement (8)	—	—	1,032
Non-GAAP net income	$28,346	$75,052	$65,060
U.S. GAAP diluted EPS	$0.47	$2.30	$2.15
Non-GAAP diluted EPS	$1.25	$2.99	$2.48
Shares used to compute diluted EPS	22,766,903	25,128,055	26,218,424

(1)

Included in this amount for fiscal year 2019 are (i) acquisition-related expenses, comprised primarily of a charge to expense from the extinguishment of an indemnification asset related to our acquisition of Cal Weld in 2017 and expense associated with a two-year retention agreement between the Company and key management personnel of IAN (the “IAN retention agreement”), (ii) costs associated with restructuring and transitioning key leadership roles, and (iii) costs associated with implementation of our Sarbanes-Oxley compliance program and a new ERP system.

Included in this amount for fiscal year 2018 are (i) expenses associated with separation benefits for a former officer that became effective in January 2018, (ii) a gain on the extinguishment of the IAN earn-out liability, and (iii) acquisition-related expenses, comprised primarily of expense associated with the IAN retention agreement.

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

(2)	We recorded $2.3 million in tax benefit in the fourth quarter of 2017 and $5.3 million in the third quarter of 2017 in connection with our acquisitions of Talon and Cal‑Weld, respectively.
(3)

In the third quarter of 2017, we re-characterized intercompany debt to equity between our U.S. and Singapore entities resulting in a tax benefit of $1.6 million related to the reversal of previously accrued withholding taxes.

(4)	This adjustment represents the impact of U.S. corporate tax reform.
(5)	Represents the release of a valuation allowance against our foreign tax credit carryforwards we now expect to realize as a result of additional analysis of the Tax Cuts and Jobs Act.
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

(7)

As part of our purchase price allocations for our acquisitions of Cal‑Weld in July 2017, Talon in December 2017, and IAN in April 2018, we recorded acquired-inventory at fair value, resulting in a fair value step-up of $3.6 million, $6.2 million, and $0.3 million, respectively. These amounts were subsequently released to cost of sales as acquired-inventory was sold.

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

	Three Months Ended
	December 27, 2019	September 27, 2019	June 28, 2019	March 29, 2019	December 28, 2018	September 28, 2018	June 29, 2018	March 30, 2018
	(in thousands, except share and per share amounts)
Sales	$189,355	$154,456	$139,195	$137,831	$141,402	$175,207	$248,973	$258,029
Cost of sales	163,440	133,763	119,662	117,608	119,953	146,993	205,098	215,430
Gross profit	25,915	20,693	19,533	20,223	21,449	28,214	43,875	42,599
Operating expenses:
Research and development	3,090	2,987	2,634	2,391	2,203	2,123	2,577	2,452
Selling, general and administrative	13,779	11,048	10,685	11,758	9,432	10,658	11,647	15,711
Amortization of intangible assets	3,340	3,336	3,202	3,137	3,833	3,885	3,772	3,879
Total operating expenses	20,209	17,371	16,521	17,286	15,468	16,666	17,996	22,042
Operating income	5,706	3,322	3,012	2,937	5,981	11,548	25,879	20,557
Interest expense	2,454	2,663	2,762	2,768	2,627	2,553	2,303	2,504
Other expense (income), net	67	(43)	7	24	(181)	(84)	(217)	241
Income before income taxes	3,185	702	243	145	3,535	9,079	23,793	17,812
Income tax expense (benefit)	(4,767)	(221)	(93)	(1,373)	50	(558)	(4,247)	1,091
Net income	7,952	923	336	1,518	3,485	9,637	28,040	16,721
Diluted net income per share:	$0.35	$0.04	$0.01	$0.07	$0.15	$0.39	$1.07	$0.63
Shares used to compute diluted net income per share:	22,993,767	22,718,882	22,663,053	22,536,209	23,014,317	24,674,912	26,120,717	26,734,710

The following table sets forth our unaudited quarterly consolidated statement of operations data as a percentage of sales for the periods indicated.

	Three Months Ended
	December 27, 2019	September 27, 2019	June 28, 2019	March 29, 2019	December 28, 2018	September 28, 2018	June 29, 2018	March 30, 2018

Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of sales	86.3	86.6	86.0	85.3	84.8	83.9	82.4	83.5
Gross profit	13.7	13.4	14.0	14.7	15.2	16.1	17.6	16.5
Operating expenses:
Research and development	1.6	1.9	1.9	1.7	1.6	1.2	1.0	1.0
Selling, general and administrative	7.3	7.2	7.7	8.5	6.7	6.1	4.7	6.1
Amortization of intangible assets	1.8	2.2	2.3	2.3	2.7	2.2	1.5	1.5
Total operating expenses	10.7	11.2	11.9	12.5	10.9	9.5	7.2	8.5
Operating income	3.0	2.2	2.2	2.1	4.2	6.6	10.4	8.0
Interest expense	1.3	1.7	2.0	2.0	1.9	1.5	0.9	1.0
Other expense (income), net	0.0	0.0	0.0	0.0	(0.1)	0.0	(0.1)	0.1
Income before income taxes	1.7	0.5	0.2	0.1	2.5	5.2	9.6	6.9
Income tax expense (benefit)	(2.5)	(0.1)	(0.1)	(1.0)	0.0	(0.3)	(1.7)	0.4
Net income	4.2	0.6	0.2	1.1	2.5	5.5	11.3	6.5

Seasonality

We have not historically experienced meaningful seasonality with respect to our business or results of operations.

Liquidity and Capital Resources

We had cash of $60.6 million as of December 27, 2019, compared to $43.8 million as of December 28, 2018. Our principal uses of liquidity are to fund our working capital needs, purchase new capital equipment, acquisitions, and our share repurchase program. The increase was primarily due to operating cash flows of $57.2 million and net proceeds from the issuance of ordinary shares under our share-based compensation plans of $5.5 million, partially offset by net payments on long-term debt of $23.8 million, capital expenditures of $12.3 million, cash paid for intangible assets of $8.1 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
	(in thousands)
Cash provided by operating activities	$57,150	$60,475	$38,803
Cash used in investing activities	(20,490)	(15,363)	(186,751)
Cash provided by (used in) financing activities	(19,882)	(70,582)	164,604
Net increase (decrease) in cash	$16,778	$(25,470)	$16,656

Operating Activities

We generated $57.2 million from operating activities during 2019 due to net income of $10.7 million, net non-cash charges of $24.2 million, and a decrease in our net operating assets and liabilities of $22.2 million. Non-cash charges of $24.2 million primarily consist of depreciation and amortization of $21.9 million and share-based compensation of $8.5 million, partially offset by deferred taxes of $7.1 million. The decrease in our net operating assets and liabilities was primarily due to an increase in accounts payable of $68.0 million, partially offset by an increase in accounts receivable of $44.6 million, resulting from increased purchasing and sales activity as we ended 2019 compared to ending 2018.

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

Investing Activities

Cash used in investing activities during 2019 was $20.5 million due to capital expenditures of $12.3 million and cash paid for developed technology assets of $8.1 million.

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

Financing Activities

Cash used in financing activities during 2019 was $19.9 million due to net payments on long-term debt of $23.8 million and share repurchases of $1.6 million, partially offset by net proceeds from the issuance of ordinary shares under our share-based compensation plans of $5.5 million.

Cash used in financing activities during 2018 was $70.6 million due to share repurchases of $90.0 million and debt modification costs in connection with the refinancing of our credit facilities in February 2018 of $2.1 million, partially offset by net borrowing on long-term debt of $15.3 million and proceeds related to issuances of ordinary shares under our share-based compensation plans of $6.2 million.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 27, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$15,723	$5,492	$9,000	$1,231	$—
Long-term debt obligations, principal (1)	181,037	8,750	17,500	154,787	—
Long-term debt obligations, interest (2)	24,784	8,364	15,521	899	—
Total	$221,544	$22,606	$42,021	$156,917	$—

(1)	Represents the contractually required principal payments under our Credit Facilities in accordance with the required principal payment schedule.
(2)

Represents the contractually required interest payments under our Credit Facilities in accordance with the required interest payment schedule. Interest costs have been estimated based on interest rates in effect for such indebtedness as of December 27, 2019.

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

Revenue Recognition

To understand our revenue recognition accounting policy, please review the information provided in Note 1 – Organization and Summary of Significant Accounting Policies.

Inventory Valuation

To understand our inventory valuation accounting policy, please review the information provided in Note 1 – Organization and Summary of Significant Accounting Policies. During 2019, 2018, and 2017, we wrote down inventory determined to be excessive or obsolete by $1.1 million, $1.9 million, and $0.9 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 27, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Interest Rate Risk

We had total indebtedness of $181.0 million as of December 27, 2019, exclusive of $3.0 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% interest rate change on our outstanding debt would have resulted in a $1.8 million change to interest expense during 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this Item 8 are presented beginning on page F‑1 in Part IV, Item 15 of this annual report on Form 10‑K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the third quarter of 2019, we identified a material weakness in our controls related to the prevention and timely detection of funds transfers to unauthorized accounts. We were the target of criminal fraud by persons impersonating one of our suppliers, which resulted in the transfer of funds to unauthorized bank accounts. The fraud did not represent a breach of our information systems, as confirmed by an external forensic examination, but rather it was a targeted phishing scam. Although our internal controls were not properly designed to prevent and timely detect the transfer of funds to unauthorized accounts, a secondary control was properly designed and operated effectively, which aided in a full recovery of all funds that were transferred. Accordingly, there was no financial loss to record in our financial statements.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 27, 2019.

Notwithstanding the identified and remediated material weakness described above and below, we did not identify any misstatements in our reported operating results or financial condition and we have determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 27, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. If we cannot provide reliable financial information, our business, operating results and share price could be negatively impacted. Other than the changes associated with the remediation plan described below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 27,  2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We determined that certain internal controls required for safeguarding our cash assets were not properly designed due to insufficient specificity regarding our policies and procedures surrounding supplier banking information changes, not identifying appropriate segregation of duties, and insufficient training on exercising professional skepticism.

Remediation of the Material Weakness

We initiated a remediation plan during the third quarter of 2019 and have completed the following actions:

•	enhanced the approval process for adding or modifying supplier banking information;
•	increased the level of segregation of duties surrounding those who have the ability to modify supplier information, and;
•	increased communication of our internal controls and processes and emphasized security awareness and the importance of exercising professional skepticism

We consider the material weakness remediated as of December 27, 2019, as the remedial controls have operated for a sufficient period of time and we have concluded, through testing, that these controls are operating effectively.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 27, 2019.

Code of Conduct

We have adopted a code of business ethics and conduct (the “Code of Conduct”) that applies to all employees, officers, and directors, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Conduct is available on our investor relations website at ir.ichorsystems.com. We intend to post all disclosures that are required by law or NASDAQ listing rules regarding any amendment to, or a waiver of, any provision of the Code of Conduct for the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 27, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 27, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 27, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 27, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements.

The following Consolidated Financial Statements are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

(2)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ichor Holdings, Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ichor Holdings, Ltd. and subsidiaries (the Company) as of December 27, 2019 and December 28, 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 27, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2019 and December 28, 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 27, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 29, 2018 due to the adoption of Accounting Standards Update (“ASU”) 2016‑02, Leases, and ASU 2018‑11, Leases: Targeted Improvements (Topic 842), and its method of accounting for revenue as of December 30, 2017 due to the adoption of ASU 2014‑09, Revenue from Contracts with Customers (Topic 606).

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

Portland, Oregon

March 6, 2020

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 27, 2019	December 28, 2018
Assets
Current assets:
Cash	$60,612	$43,834
Accounts receivable, net	84,849	40,287
Inventories, net	127,037	121,106
Prepaid expenses and other current assets	4,449	6,348
Total current assets	276,947	211,575
Property and equipment, net	44,541	41,740
Operating lease right-of-use assets	14,198	—
Other noncurrent assets	1,094	906
Deferred tax assets, net	4,738	1,363
Intangible assets, net	52,027	56,895
Goodwill	173,010	173,010
Total assets	$566,555	$485,489
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$131,578	$64,300
Accrued liabilities	12,814	9,556
Other current liabilities	5,233	5,148
Current portion of long-term debt	8,750	8,750
Current portion of lease liabilities	5,492	—
Total current liabilities	163,867	87,754
Long-term debt, less current portion, net	169,304	192,117
Lease liabilities, less current portion	9,081	—
Deferred tax liabilities	210	3,966
Other non-current liabilities	2,677	3,326
Total liabilities	345,139	287,163
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 22,618,708 and 22,234,508 shares outstanding, respectively; 27,056,147 and 26,574,037 shares issued, respectively)	2	2
Additional paid in capital	242,318	228,358
Treasury shares at cost (4,437,439 and 4,339,529 shares, respectively)	(91,578)	(89,979)
Retained earnings	70,674	59,945
Total shareholders’ equity	221,416	198,326
Total liabilities and shareholders’ equity	$566,555	$485,489

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Net sales	$620,837	$823,611	$655,892
Cost of sales	534,473	687,474	555,131
Gross profit	86,364	136,137	100,761
Operating expenses:
Research and development	11,102	9,355	7,899
Selling, general, and administrative	47,270	47,448	37,802
Amortization of intangible assets	13,015	15,369	8,880
Total operating expenses	71,387	72,172	54,581
Operating income	14,977	63,965	46,180
Interest expense	10,647	9,987	3,277
Other expense (income), net	55	(241)	(126)
Income before income taxes	4,275	54,219	43,029
Income tax benefit	(6,454)	(3,664)	(13,886)
Net income from continuing operations	10,729	57,883	56,915
Discontinued operations:
Loss from discontinued operations before taxes	—	—	(722)
Income tax benefit from discontinued operations	—	—	(261)
Net loss from discontinued operations	—	—	(461)
Net income	10,729	57,883	56,454
Net income per share from continuing operations:
Basic	$0.48	$2.34	$2.27
Diluted	$0.47	$2.30	$2.17
Net income per share:
Basic	$0.48	$2.34	$2.25
Diluted	$0.47	$2.30	$2.15
Shares used to compute net income from continuing operations and net income per share:
Basic	22,418,802	24,706,542	25,118,031
Diluted	22,766,903	25,128,055	26,218,424

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

						Retained
			Additional			Earnings	Total
	Ordinary Shares		Paid-In	Treasury Shares		(Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit)	Equity
Balance at December 30, 2016	23,857,381	$2	$196,049	—	$—	$(54,392)	$141,659
Ordinary shares issued from initial public offering, net of transaction costs	881,667	1	7,277	—	—	—	7,278
Ordinary shares issued from exercise of stock options	1,078,182	—	9,141			—	9,141
Ordinary shares issued from vesting of restricted share units	74,932	—	—	—	—	—	—
Share-based compensation expense	—	—	2,230	—	—	—	2,230
Net income	—	—	—	—	—	56,454	56,454
Balance at December 29, 2017	25,892,162	3	214,697	—	—	2,062	216,762
Ordinary shares issued from exercise of stock options	573,162	—	5,661	—	—	—	5,661
Ordinary shares issued from vesting of restricted share units	79,336	—	(91)	—	—	—	(91)
Ordinary shares issued from employee share purchase plan	29,377	—	514	—	—	—	514
Repurchase of ordinary shares	(4,339,529)	(1)	—	4,339,529	(89,979)	—	(89,980)
Share-based compensation expense	—	—	7,577	—	—	—	7,577
Net income	—	—	—	—	—	57,883	57,883
Balance at December 28, 2018	22,234,508	2	228,358	4,339,529	(89,979)	59,945	198,326
Ordinary shares issued from exercise of stock options	353,027	—	5,042	—	—	—	5,042
Ordinary shares issued from vesting of restricted share units	81,438	—	(290)	—	—	—	(290)
Ordinary shares issued from employee share purchase plan	47,645	—	671	—	—	—	671
Repurchase of ordinary shares	(97,910)	—	—	97,910	(1,599)	—	(1,599)
Share-based compensation expense	—	—	8,537	—	—	—	8,537
Net income	—	—	—	—	—	10,729	10,729
Balance at December 27, 2019	22,618,708	$2	$242,318	4,437,439	$(91,578)	$70,674	$221,416

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Cash flows from operating activities:
Net income	$10,729	$57,883	$56,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,869	23,064	12,509
Gain on sale of investments and settlement of note receivable	—	—	(241)
Share-based compensation	8,537	7,577	2,230
Deferred income taxes	(7,131)	(6,687)	(15,347)
Amortization of debt issuance costs	937	970	608
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(44,562)	10,425	(1,059)
Inventories, net	(5,931)	35,126	(43,425)
Prepaid expenses and other assets	6,067	(685)	3,386
Accounts payable	67,966	(62,173)	22,612
Accrued liabilities	3,214	(3,518)	848
Other liabilities	(4,545)	(1,507)	228
Net cash provided by operating activities	57,150	60,475	38,803
Cash flows from investing activities:
Capital expenditures	(12,343)	(13,920)	(8,226)
Cash paid for acquisitions, net of cash acquired	—	(1,443)	(180,955)
Cash paid for intangible assets	(8,147)	—	—
Proceeds from sale of investments and settlement note receivable	—	—	2,430
Net cash used in investing activities	(20,490)	(15,363)	(186,751)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	—	—	7,278
Issuance of ordinary shares under share-based compensation plans	5,757	6,329	9,141
Employees' taxes paid upon vesting of restricted share units	(290)	(91)	—
Repurchase of ordinary shares	(1,599)	(89,980)	—
Debt issuance and modification costs	—	(2,092)	(1,520)
Borrowings on revolving credit facility	13,000	44,162	10,000
Repayments on revolving credit facility	(28,000)	(20,000)	—
Proceeds from term loan	—	—	140,000
Repayments on term loan	(8,750)	(8,910)	(295)
Net cash provided by (used in) financing activities	(19,882)	(70,582)	164,604
Net increase (decrease) in cash	16,778	(25,470)	16,656
Cash at beginning of period	43,834	69,304	52,648
Cash at end of period	$60,612	$43,834	$69,304
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,424	$8,273	$3,436
Cash paid during the period for taxes, net of refunds	$896	$2,278	$1,068
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$774	$1,462	$723
Right-of-use assets obtained in exchange for new operating lease liabilities	$817	$—	$—

ICHOR HOLDINGS, LTD.

Notes to Financial Statements

(dollar figures in tables in thousands, except per share data)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization and Operations of the Company

Ichor Holdings, Ltd. and Subsidiaries (the “we”, “us”, “our”, “Company”) designs, develops, manufactures, and distributes gas and liquid delivery subsystems and components purchased by capital equipment manufacturers for use in the semiconductor markets. We are headquartered in Fremont, California and have operations in the United States, United Kingdom, Singapore, Malaysia, and Korea.

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

In January 2016, we decided to close our Kingston, New York facility which was the primary facility for the Precision Flow Technologies, Inc. (“PFT”) subsidiary. In May 2016, we ceased operations in this facility and ended the relationship with the customer it served in this location. Our consolidated financial statements and accompanying notes for current and prior periods have been retroactively adjusted to present the results of operations of the Precision Flow Technologies, Inc. subsidiary as a discontinued operation. In addition, the assets and liabilities to be disposed of have been treated and classified as a discontinued operation. For more information on the discontinued operation see Note 14 – Discontinued Operations.

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

Year End

We use a 52‑ or 53‑week fiscal year ending on the last Friday in December. The years ended December 27, 2019, December 28, 2018 and December 29, 2017 were all 52 weeks. All references to 2019, 2018, and 2017 are references to the fiscal years then ended.

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

Concentration of Credit Risk

Financial instruments that subject us to credit risk consist of accounts receivable, accounts payable, and long-term debt. At December 27, 2019 and December 28, 2018, two customers represented, in the aggregate, approximately 66% and 40%, respectively, of the balance of accounts receivable.

We establish an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends, and other information. Activity and balances related to the allowance for doubtful accounts is as follows:

Allowance for doubtful accounts
Balance at December 30, 2016	$194
Charges to costs and expenses	62
Write-offs	—
Balance at December 29, 2017	256
Charges to costs and expenses	195
Write-offs and recoveries	(111)
Balance at December 28, 2018	340
Charges to costs and expenses	—
Write-offs and recoveries	(45)
Balance at December 27, 2019	$295

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

We maintain cash balances at both United States-based and foreign-based commercial banks. Cash balances in the United States exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). The majority of the cash maintained in foreign-based commercial banks is insured by the government where the foreign banking institutions are based. Cash held in foreign-based commercial banks totaled $34.4 million and $25.5 million at December 27, 2019 and December 28, 2018, respectively, and at times exceeds insured amounts. No losses have been incurred at December 27, 2019 or December 28, 2018 for amounts exceeding the insured limits.

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

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date

There were no changes to our valuation techniques during 2019. We estimate the recorded value of our financial assets and liabilities approximates fair value at December 27, 2019 and December 28, 2018.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The majority of inventory values are based upon average costs. We analyze inventory levels and record write-downs for inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected customer demand. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products, and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Estimated useful lives of property & equipment
Machinery	5-10 years
Leasehold improvements	10 years
Computer software, hardware, and equipment	3-5 years
Office furniture, fixtures, and equipment	5-7 years
Vehicles	5 years

Maintenance and repairs that neither add material value to the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in selling, general, and administrative expenses on the consolidated statements of operations.

Leases

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine the arrangement is a lease, or contains a lease, at lease inception, we then determine whether the lease is an operating lease or a finance lease. Operating and finance leases result in recording a right-of-use (“ROU”) asset and lease liability on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, we use the non-cancellable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This rate is generally consistent with the interest rate we pay on borrowings under our credit facilities, as this rate approximates our collateralized borrowing capabilities over a similar term of lease payments. We utilize the consolidated group incremental borrowing rate for all leases, as we have centralized treasury operations. We have elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. We have elected not to separate lease and non-lease components for any class of underlying asset.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset group. The projections are based on assumptions, judgments, and estimates of revenue growth rates for the related business; anticipated future economic, regulatory, and political conditions; the assignment of discount rates relative to risk; and estimates of terminal values. At December 27, 2019 and December 28, 2018, intangible assets passed the recoverability test resulting in no impairment.

Intangible Assets

We account for intangible assets that have a definite life and are amortized on a basis consistent with their expected cash flows over the following estimated useful lives:

Estimated useful lives of intangible assets
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

We performed a qualitative goodwill assessment at December 27, 2019 and December 28, 2018. This assessment indicated that it was more likely than not our reporting unit’s fair value exceeded its carrying value.

Research and Development Costs

Research and development costs are expensed as incurred.

Share-Based Payments

We use the Black-Scholes option-pricing model to value awards on the date of grant. We use the simplified method to estimate the expected term of share-based awards for all periods as we do not have sufficient history to estimate the weighted average expected term. The risk-free interest rate is based on the U.S. Treasury rates in effect on the corresponding date of grant. Estimated volatility is based on the historical volatility of ours and similar entities’ publicly traded shares.

Income Taxes

We recognize deferred income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax benefit for the current year differs from the statutory rate primarily as a result of the impact of foreign operations and discrete tax benefits recorded in connection with our historical acquisitions and stock option exercises.

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

Foreign Operations

The functional currency of our international subsidiaries located in the United Kingdom, Singapore, and Malaysia, is the U.S. dollar. Transactions denominated in currencies other than the functional currency generate foreign exchange gains and losses that are included in other expense (income), net on our consolidated statements of operations. Substantially, all of our sales and agreements with third-party suppliers provide for pricing and payments in U.S. dollars and, therefore, are not subject to material exchange rate fluctuations. Foreign operations consist of revenue of $291.3 million, $379.1 million, and $346.0 million, during 2019, 2018, and 2017, respectively. Assets of foreign operations totaled $203.8 million and $157.0 million at December 27, 2019 and December 28, 2018, respectively.

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

Accounting Pronouncements Recently Issued

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016‑13 is effective for fiscal years beginning after December 15, 2019, using a modified retrospective adoption method. We will adopt this standard in the first quarter of 2020, and the adoption will not have a material impact on our consolidated financial statements.

Note 2 – Acquisitions

IAN Engineering Co., Ltd.

On April 19, 2018, we completed the acquisition, via stock purchase, of IAN Engineering Co., Ltd. (“IAN”), a Seoul-based leader in providing locally-sourced design and manufacturing of gas delivery systems to customers in South Korea, for an aggregate purchase price of $6.5 million, inclusive of $5.3 million paid at closing and contingent consideration with a fair value of $1.3 million. Contingent consideration consisted of an earn-out liability that would become payable in 2019 and 2020 if certain financial targets were achieved. During 2018, we determined those financial targets would not be met and, therefore, derecognized the earn-out liability, resulting in a gain of $1.3 million recognized in operating income on our consolidated statements of income. As this determination was made because of facts and circumstances that arose after the acquisition date, there was no change to total acquisition consideration. IAN provides us exposure to and growth opportunities in the South Korean semiconductor capital equipment market.

The following table presents the preliminary purchase price allocation as of April 19, 2018 and the final allocation as of December 28, 2018. Measurement period adjustments recognized in 2018 relate to the fair value of IAN’s opening balance of deferred taxes.

	Preliminary Allocation April 19, 2018	2018 Measurement Period Adjustment	Final Allocation December 28, 2018
Cash acquired	$3,952	$—	$3,952
Accounts receivable	863	—	863
Inventories	1,870	—	1,870
Prepaid expenses and other current assets	56	—	56
Property and equipment	396	—	396
Other noncurrent assets	101	—	101
Intangible assets	1,559	—	1,559
Goodwill	2,856	6	2,862
Accounts payable	(4,193)	—	(4,193)
Accrued and other current liabilities	(452)	—	(452)
Deferred tax liabilities	(383)	(6)	(389)
Other non-current liabilities	(82)	—	(82)
Total acquisition consideration	$6,543	$—	$6,543

We allocated $1.6 million to customer relationships with an amortization period of 6 years. Goodwill recognized from the acquisition was primarily attributed to an assembled workforce and expected synergies and is not tax deductible.

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

The following table presents the preliminary purchase price allocation as of December 11, 2017 and the final allocation as of December 11, 2018. Measurement period adjustments recognized in 2018 primarily relate to the fair value of Talon’s opening balance of accounts receivable, inventory, income taxes payable, deferred taxes, developed technology, and other working capital amounts.

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

Our consolidated statement of operations for 2017 includes approximately 3 weeks of Talon operating activity, which was not material to our 2017 results of operations.

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

Note 3 – Inventories

Inventories consist of the following:

	December 27, 2019	December 28, 2018
Raw materials	$85,329	$90,713
Work in process	31,825	20,852
Finished goods	17,700	17,233
Excess and obsolete adjustment	(7,817)	(7,692)
Total inventories, net	$127,037	$121,106

The following table presents changes to our excess and obsolete adjustment:

Excess and obsolete adjustment
Balance at December 30, 2016	$(8,080)
Charge to cost of sales	(909)
Disposition of inventory	2,967
Balance at December 29, 2017	(6,022)
Charge to cost of sales	(1,871)
Disposition of inventory	201
Balance at December 28, 2018	(7,692)
Charge to cost of sales	(1,086)
Disposition of inventory	961
Balance at December 27, 2019	$(7,817)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 27, 2019	December 28, 2018
Machinery	$33,684	$29,885
Leasehold improvements	27,835	15,333
Computer software, hardware, and equipment	5,796	4,884
Office furniture, fixtures and equipment	1,040	1,058
Vehicles	26	26
Construction-in-process	3,760	9,514
	72,141	60,700
Less accumulated depreciation	(27,600)	(18,960)
Total property and equipment, net	$44,541	$41,740

Depreciation expense for 2019, 2018, and 2017 was $8.9 million, $7.7 million, and $3.6 million, respectively.

Note 5 – Intangible Assets and Goodwill

Definite-lived intangible assets consist of the following:

	December 27, 2019
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(7,750)	$—	$1,940	10.0 years
Customer relationships	82,986	(42,621)	—	40,365	7.8 years
Developed technology	11,047	(1,325)	—	9,722	10.0 years
Total intangible assets	$103,723	$(51,696)	$—	$52,027

	December 28, 2018
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(6,781)	$—	$2,909	10.0 years
Customer relationships	82,986	(31,308)	—	51,678	7.8 years
Developed technology	2,900	(592)	—	2,308	10.0 years
Total intangible assets	$95,576	$(38,681)	$—	$56,895

During the second quarter of 2019, we acquired a developed technology asset for $8.1 million, which has a useful life of 10 years.

Future projected annual amortization expense consists of the following:

Future amortization expense
2020	$13,394
2021	13,394
2022	9,578
2023	8,360
2024	1,917
Thereafter	5,384
$52,027

The following tables present the changes to goodwill:

Goodwill
Balance at December 30, 2016	$77,093
Acquisitions	92,306
Balance at December 29, 2017	169,399
Acquisitions	3,611
Balance at December 28, 2018	173,010
Acquisitions	—
Balance at December 27, 2019	$173,010

Note 6 – Leases

We lease facilities under various non-cancellable operating leases expiring through 2024. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of December 27, 2019, we had no operating leases executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

Year Ended
December 27, 2019
Operating lease cost	$5,420

Supplemental information related to leases is as follows:

Year Ended
December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,220
Weighted-average remaining lease term of operating leases	3.1 years
Weighted-average discount rate of operating leases	4.5%

Future minimum lease payments under non-cancellable leases as of December 27, 2019 are as follows

2020	$5,492
2021	4,892
2022	4,108
2023	1,109
2024	122
Total future minimum lease payments	15,723
Less imputed interest	(1,150)
Total lease liabilities	$14,573

Future minimum lease payments under non-cancellable leases as of December 28, 2018, as reported under previous guidance, are as follows:

2019	$4,910
2020	4,873
2021	4,356
2022	3,820
2023	1,103
Thereafter	120
Total future minimum lease payments	$19,182

Note 7 – Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provided for a one‑time transition tax on certain foreign earnings, the acceleration of depreciation for certain assets placed into service after September 27, 2017, and prospective changes beginning in 2018, including the repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation, and limitations on the deductibility of interest.

We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin (“SAB”) No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As of December 27, 2019, our accounting for the impact of the 2017 Tax Act was substantially complete and is included in our provision for income taxes.

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

Global Intangible Low-Taxed Income (“GILTI”)

Beginning in 2018, a portion of foreign subsidiaries’ earnings, net of a return on investment in tangible assets, are subject to tax in the United States. During 2019, we recognized income tax expense of zero, net of foreign tax credits, related to GILTI.

Foreign Derived Intangible Income (“FDII”) Deduction

Beginning in 2018, a deduction is allowed in the United States for a portion of foreign-derived income, net of a return on investment in tangible assets. During 2019, we recognized income tax benefit of zero related to the FDII deduction.

Foreign Tax Credits

Beginning in 2018, rules surrounding the utilization and carryforward of foreign tax credits in the United States were changed as a result of the 2017 Tax Act. Due to these changes, we released a valuation allowance on our accrued foreign tax credits which were previously limited under the tax code in effect before the 2017 Tax Act was enacted, resulting in a $4.1 million discrete benefit. During the fourth quarter of 2019, the IRS issued proposed regulations that may limit our utilization of foreign tax credit carryforwards. Therefore, if the proposed regulations are finalized without changes, we believe a valuation allowance may be necessary to reduce approximately $1.7 million of our deferred tax assets related to foreign tax credit carryforwards.

Income from continuing operations before tax was as follows:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
United States	$(20,993)	$7,519	$370
Foreign	25,268	46,700	42,659
Income from continuing operations before tax	$4,275	$54,219	$43,029

Significant components of income tax benefit from continuing operations consist of the following:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Current:
Federal	$(812)	$861	$809
State	649	316	249
Foreign	868	1,751	397
Total current tax expense	705	2,928	1,455
Deferred:
Federal	(5,315)	(5,379)	(13,251)
State	(1,218)	(667)	(1,553)
Foreign	(626)	(546)	(537)
Total deferred tax benefit	(7,159)	(6,592)	(15,341)
Income tax benefit from continuing operations	$(6,454)	$(3,664)	$(13,886)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit from continuing operations consist of the following:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Effective rate reconciliation:
U.S. federal tax expense	$898	$11,386	$15,060
State income taxes, net	(523)	(329)	(373)
Permanent items	(75)	30	2,141
Foreign rate differential	(1,051)	(1,679)	(7,498)
Tax holiday	(4,582)	(7,583)	(7,437)
Credits	(918)	(1,158)	(1,818)
Tax contingencies	(830)	168	335
Share-based compensation	(285)	(1,270)	(5,438)
Withholding tax	554	727	840
Impact of re-characterizing intercompany debt to equity	—	—	1,409
Impact of Tax Cuts and Jobs Act	—	199	(6,188)
Other, net	201	(15)	(248)
Valuation allowance	157	(4,140)	(4,671)
Income tax benefit from continuing operations	$(6,454)	$(3,664)	$(13,886)

Deferred income tax assets and liabilities from continuing operations consist of the following as of:

	December 27, 2019	December 28, 2018
Deferred tax assets:
Inventory	$3,620	$3,500
Share-based compensation	2,176	1,295
Accrued payroll	906	896
Net operating loss carryforwards	938	534
Interest carryforwards	1,382
Transaction costs	144	99
Tax credits	7,318	7,258
Other assets	1,770	1,747
Deferred tax assets	18,254	15,329
Valuation allowance	(270)	(112)
Total deferred tax assets	17,984	15,217
Deferred tax liabilities:
Intangible assets	(10,627)	(13,789)
Property, plant and equipment	(2,703)	(3,687)
Other liabilities	(126)	(344)
Total deferred tax liabilities	(13,456)	(17,820)
Net deferred tax asset	$4,528	$(2,603)

At December 27, 2019, we had federal, state, and foreign net operating loss carryforwards of $0.5 million, $9.8 million, and $0.6 million respectively. The federal, state, and foreign net operating loss carryforwards, if not utilized, will begin to expire in 2035, 2032, and 2029, respectively. At December 27, 2019, we had federal and state research and development credits of $1.8 million and $0.1 million, respectively. The federal research and development credits, if not utilized, will begin to expire in 2032, while the state research and development credits will carryforward indefinitely. Additionally, we had foreign tax credits of $2.3 million, which if not utilized, will begin to expire in 2022.

We have determined the amount of our valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. During 2017, we completed the acquisitions of Cal‑Weld and Talon, resulting in a release of valuation allowance against our net deferred tax assets. During the second quarter of 2018, as part of our evaluation of the 2017 Tax Act, we determined we would be able to utilize our foreign tax credit carryforwards, including our currently generated credits and accrued credits related to intercompany payables. As such, we recognized an addition $4.1 million benefit from releasing the associated valuation allowance. As of December 27, 2019, we believe it is more-likely-than-not that we will realize our U.S. deferred tax assets, with the exception of certain state and foreign net operating loss carryforwards we believe are not likely to be realized within the carryforward period.

We were granted a tax holiday for our Singapore operations effective 2011 through 2021. The net impact of the tax holiday in Singapore as compared to the Singapore statutory rate was a benefit of $4.6 million, $7.6 million, and $7.4 million during 2019, 2018, and 2017, respectively. Our income tax fluctuates based on the geographic mix of earnings and is calculated quarterly based on actual results pursuant to ASC Topic 740‑270.

As of December 27, 2019, we have recognized $1.9 million of unrecognized tax benefits in long-term liabilities on the accompanying consolidated balance sheet. If recognized, $1.0 million of this amount would impact our effective tax rate. We expect a decrease of $0.3 million to the total amount of unrecognized tax benefits within the next twelve months.

Our ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax benefit. During 2019, we recognized a net decrease of approximately $0.2 million in potential interest and penalties associated with uncertain tax positions in the consolidated statements of operations. At December 27, 2019, we had approximately zero and $0.4 million of interest and penalties, respectively, associated with uncertain tax positions, which are excluded from the unrecognized tax benefits table below. We recognize interest and penalties relating to unrecognized tax benefits as part of its income tax expense.

The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits
Balance at December 30, 2016	$576
Increase in tax positions for current year	458
Increase in tax positions for prior period	214
Increase in tax positions due to acquisitions	710
Impact of Tax Cuts and Jobs Act	(48)
Balance at December 29, 2017	1,910
Increase in tax positions for current year	407
Decreases in tax positions for prior period	(61)
Balance at December 28, 2018	2,256
Increase in tax positions for current year	380
Increase in tax positions for prior period	8
Decrease in tax positions for prior period	(784)
Balance at December 27, 2019	$1,860

Our three major filing jurisdictions are the United States, Singapore and Malaysia. We are no longer subject to U.S. Federal examination for tax years ending before 2016, to state examinations before 2015, or to foreign examinations before 2014. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward.

Note 8 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. For 2019, 2018, and 2017, matching contributions were $1.5 million, $1.5 million, and $0.7 million, respectively.

Note 9 – Long-Term Debt

Long-term debt consists of the following:

	December 27, 2019	December 28, 2018
Term loan	$161,875	$170,625
Revolving credit facility	19,162	34,162
Total principal amount of long-term debt	181,037	204,787
Less unamortized debt issuance costs	(2,983)	(3,920)
Total long-term debt, net	178,054	200,867
Less current portion	(8,750)	(8,750)
Total long-term debt, less current portion, net	$169,304	$192,117

Maturities of long-term debt consist of the following:

Future maturities of long-term debt
2020	$8,750
2021	8,750
2022	8,750
2023	154,787
Total	$181,037

The weighted average interest rate across all credit facilities was 4.78%, 4.36%, and 4.30% during 2019, 2018, and 2017, respectively.

On August 11, 2015, we entered into a new credit agreement with a syndicate of lenders and repaid all outstanding indebtedness under our previous credit agreement. The credit agreement included a $55.0 million term loan facility and $20.0 million revolving credit facility. We recorded $2.6 million in debt issuance costs associated with the new credit agreement.

In April 2016, we acquired Ajax-United Patterns & Molds, Inc. (“Ajax”). To fund the acquisition, we amended our credit agreement, increasing the term loan facility by $15.0 million. The amendment did not meet the definition of an extinguishment and was accounted for as a modification.

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

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At December 27, 2019, the term loan and revolver bore interest at the Eurodollar rate option of 4.60% and 4.46%, respectively.

Term loan payments of $2.2 million are due on a quarterly basis. The term loan and revolving credit facility mature on February 15, 2023.

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

The following tables details our share repurchases for the periods indicated :

	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid per Share	Amount Available Under Repurchase Program
Amount available at February 15, 2018				$50,000
Quarter ended March 30, 2018	195,750	$5,000	$25.54	$45,000
Quarter ended June 29, 2018	1,061,855	24,970	$23.52	$20,030
Board authorization, $50 million increase, August 18, 2018				$70,030
Quarter ended September 28, 2018	1,424,359	30,348	$21.31	$39,683
Quarter ended December 28, 2018	1,657,565	29,662	$17.89	$10,021
Year Ended December 28, 2018	4,339,529	89,980	$20.73	$10,021
Quarter ended March 29, 2019	97,910	1,599	$16.33	$8,421
Quarter ended June 28, 2019	—	—	$—	$8,421
Quarter ended September 27, 2019	—	—	$—	$8,421
Quarter ended December 27, 2019	—	—	$—	$8,421
Year ended December 27, 2019	97,910	$1,599	$16.33	$8,421

Note 11 – Share-Based Compensation

2016 Plan

In December 2016, we adopted the 2016 Omnibus Incentive Plan (“the 2016 Plan”). The 2016 Plan provides for grants of share‑based awards to employees, directors, and consultants. Under the 2016 Plan, 1,888,000 ordinary shares were reserved for issuance. The number of shares reserved for issuance under the 2016 Plan increases annually beginning in fiscal year 2018 by the lesser of (i) 2% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year or (ii) such amount determined by our Board of Directors. Awards may be in the form of stock options (“options”), tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“RSUs”), performance awards, and other share‑based awards. Forfeited or expired awards are returned to the incentive plan pool for future grants.

Options granted under the 2016 Plan generally have a term of 7 years. Vesting of options and RSUs generally occurs 25% on the first anniversary of the date of grant and quarterly thereafter over the remaining 3 years. Upon vesting of RSUs, employees may elect to have shares withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares were never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.

2012 Plan

In March 2012, we adopted the Ichor Holdings Ltd. 2012 Equity Incentive Plan (the “2012 Plan”). Under the 2012 Plan, we could grant either restricted shares, RSUs, or options to employees, directors, and consultants. Options granted under the 2012 Plan generally had a term of 7 years. Vesting of options and RSUs generally occurred 25% on the first anniversary of the date of grant and quarterly thereafter over the remaining 3 years. There have been no issuances of equity-based awards under the 2012 Plan since the adoption of the 2016 Plan.

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $8.5 million, $7.6 million, and $2.2 million during 2019, 2018, and 2017, respectively.

On November 12, 2019, in connection with the transition of our former Chief Executive Officer to Executive Chairman, the Compensation Committee of the Board of Directors modified all outstanding equity awards such that the next 18 months of vesting events would be pulled forward and become immediately vested on January 6, 2020. Consequently, 98,825 options and 60,721 RSUs will vest on January 6, 2020. This was accounted for as a probable-to-probable modification under ASC Topic 718, resulting in approximately $1.4 million in share-based compensation expense pulled forward into 2019.

On January 18, 2018, in connection with the resignation of our former Chief Financial Officer, certain separation benefits became effective, which included a vesting acceleration of all outstanding and unvested stock options and restricted shares. Consequently, 88,445 options and 39,175 RSUs vested on January 18, 2018. This was accounted for as an improbable-to-probable modification under ASC Topic 718, resulting in $2.9 million in share-based compensation expense recognized in 2018.

Stock Options

The table below sets forth the weighted average assumptions used to measure the fair value of options granted:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Weighted average expected term	5 years	5 years	5 years
Risk-free interest rate	2.1%	2.6%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility	55.3%	52.6%	47.7%

The following table summarizes option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 28, 2018	1,706,441	65,908	$18.57
Granted	532,705	—	$23.00
Exercised	(353,027)	—	$14.28
Forfeited or expired	(197,181)	—	$20.43
Outstanding, December 27, 2019	1,688,938	65,908	$20.57	4.7 years	$23,302
Exercisable, December 27, 2019	653,422	65,908	$17.16	3.3 years	$12,004

Fair value information for options granted and the intrinsic value of options exercised are as follows:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Weighted average grant-date fair value of options granted	$11.33	$11.81	$8.52
Total intrinsic value of options exercised	$3,619	$8,744	$16,423

At December 27, 2019, total unrecognized share-based compensation expense relating to options was $9.7 million, with a weighted average remaining service period of 2.7 years.

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Time vesting	Performance vesting	Weighted average grant date fair value per share
Unvested, December 28, 2018	192,300	—	$22.64
Granted	297,637	17,730	$23.25
Vested	(93,892)	—	$22.76
Forfeited	(6,875)	—	$25.41
Unvested, December 27, 2019	389,170	17,730	$23.03

Fair value information for RSUs granted and vested is as follows:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Weighted average grant-date fair value of shares granted	$23.25	$23.89	$19.63
Total fair value of shares vested	$2,217	$2,041	$634

At December 27, 2019, total unrecognized share-based compensation expense relating to RSUs was $7.3 million, with a weighted average remaining service period of 2.8 years.

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

The table below sets forth the weighted average assumptions used to measure the fair value of 2017 ESPP rights:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Weighted average expected term	0.5 years	0.5 years	0.4 years
Risk-free interest rate	2.3%	1.9%	1.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	56.0%	52.7%	47.8%

We recognize share-based compensation expense associated with the 2017 ESPP over the duration of the purchase period. We recognized$0.3 million, $0.3 million, and $0.1 million of share-based compensation expense associated with the 2017 ESPP during 2019, 2018, and 2017, respectively. At December 27, 2019, there was no unrecognized share-based compensation expense.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
United States of America	$329,037	$502,750	$386,645
Singapore	198,657	224,230	223,277
Europe	56,090	60,688	27,555
Other	37,053	35,943	18,415
Total net sales	$620,837	$823,611	$655,892

The following table sets forth our two major customers, which comprised 85%, 88%, and 93% of net sales from continuing operations in 2018, 2017, and 2016, respectively:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Lam Research	$319,144	$458,705	$350,372
Applied Materials	$207,391	$262,146	$259,234

Foreign long-lived assets, exclusive of deferred tax assets, were $30.3 million and $25.0 million at December 27, 2019 and December 28, 2018, respectively.

Note 13 – Earnings per Share

The following table sets forth the computation of our basic and diluted net income (loss) per share and a reconciliation of the numerator and denominator used in the calculation:

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Numerator:
Net income from continuing operations	$10,729	$57,883	$56,915
Net loss from discontinued operations	$—	$—	$(461)
Net income	$10,729	$57,883	$56,454
Denominator:
Basic weighted average ordinary shares outstanding	22,418,802	24,706,542	25,118,031
Dilutive effect of Options	259,337	398,590	1,030,793
Dilutive effect of RSUs	85,603	20,530	68,184
Dilutive effect of ESPP	3,161	2,393	1,416
Diluted weighted average ordinary shares outstanding	22,766,903	25,128,055	26,218,424
Weighted average number of shares used in basic and diluted per share calculation for net loss from discontinued operations	22,418,802	24,706,542	25,118,031
Earnings per share:
Net income from continuing operations:
Basic	$0.48	$2.34	$2.27
Diluted	$0.47	$2.30	$2.17
Net loss from discontinued operations:
Basic	$—	$—	$(0.02)
Diluted	$—	$—	$(0.02)
Net income:
Basic	$0.48	$2.34	$2.25
Diluted	$0.47	$2.30	$2.15

An combined total of 1,587,555, 1,319,511, and 389,058 potentially dilutive options and RSUs were excluded from the calculation of net income per share for 2019, 2018, and 2017, respectively, because including them would have been antidilutive under the treasury stock method.

Note 14 – Discontinued Operations

In January 2016, we made the decision to shut down our Kingston, New York facility, as this location consumed a significant amount of resources while contributing very little income. We completed the shutdown of the operations of the New York facility in May 2016 through abandonment, as a buyer for the facility and operation was not found. We recorded lease abandonment and inventory charges of approximately $0.6 million and $2.0 million, respectively, in 2016. In 2017, we accrued for remaining costs of $0.3 million to occupy the facility through its lease expiration in February 2018. The discontinued operation was deemed to be fully disposed of at December 29, 2017. Accordingly, there was no activity associated with the discontinued operation during 2018 and 2019.

The results of the discontinued operation were as follows:

Year Ended
December 29, 2017
Selling, general, and administrative	$722
Operating loss	(722)
Loss from discontinued operations before income taxes	(722)
Income tax benefit	(261)
Loss from discontinued operations	$(461)

EXHIBIT INDEX

The following exhibits are filed with this Form 10‑K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Memorandum and Articles of Association of Ichor Holdings, Ltd., effective as of December 9, 2016 (Incorporated by reference to Exhibit 3.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 14, 2016).

10.1

Amended and Restated Credit Agreement, dated as of February 14, 2018, by and among Ichor Holdings, LLC, Ichor Systems, Inc., Precision Flow Technologies, Inc., Ajax United Patterns & Molds, Inc., Cal Weld, Inc., Talon Innovations Corporation, and Talon Innovations (FL) Corporation as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Current Report on Form 8 K filed with the Securities and Exchange Commission on February 15, 2018).

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

10.9+

Select Severance Plan, dated as of March 6, 2019, by and among Ichor Holdings, Ltd. and certain officers and directors party thereto (Incorporated by reference to Exhibit 10.9 to Ichor Holdings, Ltd.’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 8, 2019).

10.10+

Offer Letter, dated April 8, 2019, between Ichor Systems, Inc. and Jeffrey Andreson (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 10, 2019).

10.11+

Offer Letter, dated August 23, 2019, between Ichor Systems, Inc. and Larry Sparks (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 9, 2019).

10.12*+	Letter Agreement, dated November 20, 2019, between Ichor Systems, Inc. and Thomas Rohrs.
10.13*+	Offer Letter, dated November 20, 2019, between Ichor Systems, Inc. and Jeffrey Andreson.
21.1*	List of subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certifications of Chief Executive Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
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

Dated: March 6, 2020	ICHOR HOLDINGS, LTD.

	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Jeffrey S. Andreson Jeffrey S. Andreson	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2020

/s/ Larry J. Sparks Larry J. Sparks	Chief Financial Officer (Principal Accounting and Financial Officer)	March 6, 2020

/s/ Thomas M. Rohrs Thomas M. Rohrs	Executive Chairman and Director	March 6, 2020

/s/ Wendy Arienzo	Director	March 6, 2020
Wendy Arienzo

/s/ Laura Black Laura Black	Director	March 6, 2020

/s/ John Kispert	Director	March 6, 2020
John Kispert

/s/ Marc Haugen Marc Haugen	Director	March 6, 2020

/s/ Andrew Kowal Andrew Kowal	Director	March 6, 2020

/s/ Iain MacKenzie	Lead Independent Director	March 6, 2020
Iain MacKenzie