Form 10-Q
period 2020-06-26
ICHOR HOLDINGS, LTD.
filed 2020-08-04
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission File Number: 001-37961

ICHOR HOLDINGS, LTD.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	Not Applicable
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3185 Laurelview Ct. Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 897-5200

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

As of July 29, 2020, the registrant had 22,949,536 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 26, 2020	December 27, 2019
Assets
Current assets:
Cash	$56,969	$60,612
Accounts receivable, net	104,859	84,849
Inventories, net	149,190	127,037
Prepaid expenses and other current assets	6,371	4,449
Total current assets	317,389	276,947
Property and equipment, net	45,631	44,541
Operating lease right-of-use assets	12,019	14,198
Other noncurrent assets	1,116	1,094
Deferred tax assets, net	4,354	4,738
Intangible assets, net	45,357	52,027
Goodwill	173,010	173,010
Total assets	$598,876	$566,555
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$118,278	$131,578
Accrued liabilities	15,974	12,814
Other current liabilities	6,996	5,233
Current portion of long-term debt	8,750	8,750
Current portion of lease liabilities	5,359	5,492
Total current liabilities	155,357	163,867
Long-term debt, less current portion, net	195,413	169,304
Lease liabilities, less current portion	7,038	9,081
Deferred tax liabilities	210	210
Other non-current liabilities	2,668	2,677
Total liabilities	360,686	345,139
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 22,868,999 and 22,618,708 shares outstanding, respectively; 27,306,438 and 27,056,147 shares issued, respectively)	2	2
Additional paid in capital	248,882	242,318
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	80,884	70,674
Total shareholders’ equity	238,190	221,416
Total liabilities and shareholders’ equity	$598,876	$566,555

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net sales	$221,564	$139,195	$441,592	$277,026
Cost of sales	192,302	119,662	383,556	237,270
Gross profit	29,262	19,533	58,036	39,756
Operating expenses:
Research and development	3,509	2,634	6,831	5,025
Selling, general, and administrative	13,113	10,685	29,731	22,443
Amortization of intangible assets	3,336	3,202	6,670	6,339
Total operating expenses	19,958	16,521	43,232	33,807
Operating income	9,304	3,012	14,804	5,949
Interest expense	2,302	2,762	4,676	5,530
Other expense (income), net	2	7	(29)	31
Income before income taxes	7,000	243	10,157	388
Income tax expense (benefit)	189	(93)	(53)	(1,466)
Net income	$6,811	$336	$10,210	$1,854
Net income per share:
Basic	$0.30	$0.02	$0.45	$0.08
Diluted	$0.30	$0.01	$0.44	$0.08
Shares used to compute net income per share:
Basic	22,836,400	22,395,308	22,786,782	22,332,568
Diluted	23,066,976	22,663,053	23,099,946	22,596,412

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

			Additional	Treasury			Total
For the three months ending June 26, 2020	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at March 27, 2020	22,806,679	$2	$247,023	4,437,439	$(91,578)	$74,073	$229,520
Ordinary shares issued from exercise of stock options	8,797	—	111	—	—	—	111
Ordinary shares issued from vesting of restricted share units	53,523	—	(393)	—	—	—	(393)
Share-based compensation expense	—	—	2,141	—	—	—	2,141
Net income	—	—	—	—	—	6,811	6,811
Balance at June 26, 2020	22,868,999	$2	$248,882	4,437,439	$(91,578)	$80,884	$238,190

			Additional	Treasury			Total
For the six months ending June 26, 2020	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 27, 2019	22,618,708	$2	$242,318	4,437,439	$(91,578)	$70,674	$221,416
Ordinary shares issued from exercise of stock options	122,336	—	2,594	—	—	—	2,594
Ordinary shares issued from vesting of restricted share units	111,435	—	(1,386)	—	—	—	(1,386)
Ordinary shares issued from employee share purchase plan	16,520	—	350	—	—	—	350
Share-based compensation expense	—	—	5,006	—	—	—	5,006
Net income	—	—	—	—	—	10,210	10,210
Balance at June 26, 2020	22,868,999	$2	248,882	4,437,439	$(91,578)	$80,884	$238,190

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity (continued)

(dollars in thousands)

			Additional	Treasury			Total
For the three months ending June 28, 2019	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at March 29, 2019	22,370,129	$2	$231,793	4,437,439	$(91,578)	$61,463	$201,680
Ordinary shares issued from exercise of stock options	17,785	—	303	—	—	—	303
Ordinary shares issued from vesting of restricted share units	26,175	—	(63)	—	—	—	(63)
Share-based compensation expense	—	—	1,475	—	—	—	1,475
Net income	—	—	—	—	—	336	336
Balance at June 28, 2019	22,414,089	$2	$233,508	4,437,439	$(91,578)	$61,799	$203,731

			Additional	Treasury			Total
For the six months ending June 28, 2019	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 28, 2018	22,234,508	$2	$228,358	4,339,529	$(89,979)	$59,945	$198,326
Ordinary shares issued from exercise of stock options	204,700	—	2,207	—	—	—	2,207
Ordinary shares issued from vesting of restricted share units	50,290	—	(174)	—	—	—	(174)
Ordinary shares issued from employee share purchase plan	22,501	—	312	—	—	—	312
Repurchase of ordinary shares	(97,910)	—	—	97,910	(1,599)	—	(1,599)
Share-based compensation expense	—	—	2,805	—	—	—	2,805
Net income	—	—	—	—	—	1,854	1,854
Balance at June 28, 2019	22,414,089	$2	$233,508	4,437,439	$(91,578)	$61,799	$203,731

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 26, 2020	June 28, 2019
Cash flows from operating activities:
Net income	$10,210	$1,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,662	10,460
Share-based compensation	5,006	2,805
Deferred income taxes	384	(172)
Amortization of debt issuance costs	484	454
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(20,010)	(1,284)
Inventories, net	(22,153)	12,633
Prepaid expenses and other assets	563	3,058
Accounts payable	(13,717)	(4,176)
Accrued liabilities	3,138	(706)
Other liabilities	(750)	(4,266)
Net cash provided by (used in) operating activities	(25,183)	20,660
Cash flows from investing activities:
Capital expenditures	(5,665)	(6,117)
Cash paid for intangible assets	—	(8,147)
Net cash used in investing activities	(5,665)	(14,264)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	2,966	2,562
Employees' taxes paid upon vesting of restricted share units	(1,386)	(174)
Repurchase of ordinary shares	—	(1,599)
Borrowings on revolving credit facility	30,000	5,000
Repayments on revolving credit facility	—	(8,000)
Repayments on term loan	(4,375)	(6,563)
Net cash provided by (used in) financing activities	27,205	(8,774)
Net decrease in cash	(3,643)	(2,378)
Cash at beginning of period	60,612	43,834
Cash at end of period	$56,969	$41,456
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,240	$5,755
Cash paid during the period for taxes, net of refunds	$34	$1,624
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$1,191	$1,170
Right-of-use assets obtained in exchange for new operating lease liabilities	$328	$566

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

Year End

We use a 52- or 53-week fiscal year ending on the last Friday in December. The three months ended June 26, 2020 and June 28, 2019 were both 13 weeks. References to the second quarter of 2020 and 2019 refer to the three-month periods then ended. References to fiscal year 2020 refer to our fiscal year ending December 25, 2020.

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

Commitments and Contingencies

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material effect on our financial position or results of operations. Subsequent to the end of the first quarter, but before the financial statements were issued, we reached a mutual settlement with the counterparty of a contract dispute and, accordingly, recorded a $1.4 million contract settlement loss to cost of sales, as the settlement provided evidence relating to a loss that existed at March 27, 2020.

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

Note 2 – Inventories

Inventories consist of the following:

	June 26, 2020	December 27, 2019
Raw materials	$98,841	$85,329
Work in process	39,489	31,825
Finished goods	21,427	17,700
Excess and obsolete adjustment	(10,567)	(7,817)
Total inventories, net	$149,190	$127,037

Note 3 – Property and Equipment

Property and equipment consist of the following:

	June 26, 2020	December 27, 2019
Machinery	$37,133	$33,684
Leasehold improvements	28,905	27,835
Computer software, hardware, and equipment	6,250	5,796
Office furniture, fixtures and equipment	1,037	1,040
Vehicles	26	26
Construction-in-process	4,793	3,760
	78,144	72,141
Less accumulated depreciation	(32,513)	(27,600)
Total property and equipment, net	$45,631	$44,541

Depreciation expense was $2.6 million and $2.0 million for the second quarter of 2020 and 2019, respectively, and $5.0 million and $4.1 million for the six months ended June 26, 2020 and June 28, 2019, respectively.

Note 4 – Intangible Assets

Definite‑lived intangible assets consist of the following:

	June 26, 2020
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(8,234)	$—	$1,456	10.0 years
Customer relationships	82,986	(48,270)	—	34,716	7.8 years
Developed technology	11,047	(1,862)	—	9,185	10.0 years
Total intangible assets	$103,723	$(58,366)	$—	$45,357

	December 27, 2019
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(7,750)	$—	$1,940	10.0 years
Customer relationships	82,986	(42,621)	—	40,365	7.8 years
Developed technology	11,047	(1,325)	—	9,722	10.0 years
Total intangible assets	$103,723	$(51,696)	$—	$52,027

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

We lease facilities under various non-cancellable operating leases expiring through 2025. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of June 26, 2020, we had no operating leases executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Operating lease cost	$1,332	$1,660	$2,652	$3,293

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 26, 2020	June 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,678	$2,492

Supplemental balance sheet information related to leases is as follows:

June 26, 2020
Weighted-average remaining lease term of operating leases	2.7 years
Weighted-average discount rate of operating leases	4.5%

Future minimum lease payments under non-cancelable leases as of June 26, 2020 are as follows:

2020, remaining	$2,797
2021	4,900
2022	4,123
2023	1,173
2024	241
Thereafter	26
Total future minimum lease payments	13,260
Less imputed interest	(863)
Total lease liabilities	$12,397

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.

With the enactment of the CARES Act, we expect to generate an additional income tax refund of approximately $0.7 million from our NOL carryback provision, resulting from the benefit from additional interest and depreciation deductions. Accordingly, we recognized a benefit of $0.2 million related to the CARES Act in our income tax provision for the first quarter of 2020.

Income tax information for the periods reported are as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Income tax expense (benefit)	$189	$(93)	$(53)	$(1,466)
Income before income taxes	$7,000	$243	$10,157	$388
Effective income tax rate	2.7%	-38.3%	-0.5%	-377.8%

Our effective tax rate for the three and six months ended June 26, 2020 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, excess tax benefits from share-based compensation, and the impact of the CARES Act.

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

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $2.3 million at June 26, 2020. The related interest and penalties were zero and $0.4 million, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of June 26, 2020, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. Matching contributions were $0.5 million and $0.4 million for the second quarter of 2020 and 2019, respectively, and $1.0 million and $0.8 million for the six months ended June 26, 2020 and June 28, 2019, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	June 26, 2020	December 27, 2019
Term loan	$157,500	$161,875
Revolving credit facility	49,162	19,162
Total principal amount of long-term debt	206,662	181,037
Less unamortized debt issuance costs	(2,499)	(2,983)
Total long-term debt, net	204,163	178,054
Less current portion	(8,750)	(8,750)
Total long-term debt, less current portion, net	$195,413	$169,304

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

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At June 26, 2020, the term loan and revolving credit facility bore interest at the Eurodollar rate option of 3.95% and 3.68%, respectively.

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

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $2.1 million and $1.5 million for the second quarter of 2020 and 2019, respectively, and $5.0 million and $2.8 million for the six months ended June 26, 2020 and June 28, 2019, respectively.

Stock Options

The following table summarizes option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 27, 2019	1,688,938	65,908	$20.57
Granted	222,051	—	$23.49
Exercised	(122,336)	—	$21.20
Forfeited or expired	(28,375)	—	$23.15
Outstanding, June 26, 2020	1,760,278	65,908	$20.84	4.5 years	$9,076
Exercisable, June 26, 2020	904,471	65,908	$18.37	3.4 years	$6,510

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Time vesting	Performance vesting	Weighted average grant date fair value per share
Unvested, December 27, 2019	389,170	17,730	$23.03
Granted	336,610	—	$24.17
Vested	(160,153)	—	$22.86
Forfeited	—	—	$—
Unvested, June 26, 2020	565,627	17,730	$23.74

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

During the six months ended June 26, 2020, 16,520 ordinary shares were purchased by eligible employees under the 2017 ESPP. As of June 26, 2020, approximately 2.4 million ordinary shares remain available for purchase under the 2017 ESPP.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
United States of America	$117,692	$76,899	$238,533	$153,532
Singapore	74,327	43,298	147,536	80,277
Europe	18,536	9,797	33,495	24,890
Other	11,009	9,201	22,028	18,327
Total net sales	$221,564	$139,195	$441,592	$277,026

Foreign long-lived assets, exclusive of deferred tax assets, were $29.0 million and $30.3 million at June 26, 2020 and December 27, 2019, respectively.

Note 11 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Numerator:
Net income	$6,811	$336	$10,210	$1,854
Denominator:
Basic weighted average ordinary shares outstanding	22,836,400	22,395,308	22,786,782	22,332,568
Dilutive effect of options	191,526	236,526	255,523	241,077
Dilutive effect of RSUs	36,481	21,359	55,072	12,907
Dilutive effect of ESPP	2,569	9,860	2,569	9,860
Diluted weighted average ordinary shares outstanding	23,066,976	22,663,053	23,099,946	22,596,412
Earnings per share:
Net income:
Basic	$0.30	$0.02	$0.45	$0.08
Diluted	$0.30	$0.01	$0.44	$0.08

A combined total of approximately 1,790,000, 1,782,000, 1,555,000, and 1,890,000 potentially dilutive options and RSUs were excluded from the calculation of net income per share for the second quarter of 2020 and 2019 and the six months ended June 26, 2020 and June 28, 2019, respectively, because including them would have been antidilutive under the treasury stock method.

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

The following summarizes key financial information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
	(dollars in thousands)
Net sales	$221,564	$139,195	$441,592	$277,026
Gross profit	$29,262	$19,533	$58,036	$39,756
Gross margin	13.2%	14.0%	13.1%	14.4%
Operating expenses	$19,958	$16,521	$43,232	$33,807
Operating income	$9,304	$3,012	$14,804	$5,949
U.S. GAAP net income	$6,811	$336	$10,210	$1,854
Non-GAAP adjusted net income (1)	$12,569	$5,118	$24,627	$10,669

(1)	Please see “Non‑GAAP Results” within Item 2 for a reconciliation of Non‑GAAP net income to U.S. GAAP net income.

COVID-19 Pandemic and Market Conditions Update

The COVID‑19 pandemic and related economic repercussions have created, and are expected to continue to create, significant volatility, uncertainty, and turmoil in our industry. While we are currently not subject to any site-wide government shutdowns, “social distancing” guidelines are resulting, and will continue to result in, reduced factory capacity. In addition, an increase in direct costs within our factories associated with employee personal protective equipment (“PPE”), facility cleaning and layout changes, together with increases in logistics costs and employee labor costs, as well as other operating inefficiencies have resulted in, and may continue to result in, lower revenues and operating margins. The extent and duration of these impacts cannot be specifically quantified given the dynamic nature and breadth of the pandemic’s impact on our operations and that of our customers and suppliers.

In response to the COVID‑19 pandemic, we have instituted weekly Business Continuity Plan (“BCP”) meetings with executive management, including our CEO, to address new challenges to our current operating environment and review the effectiveness of our current BCP approach to managing our business. As necessary, our CEO communicates with our board of directors regarding our BCP to ensure all stakeholders remain informed of COVID‑19 challenges affecting our business and the measures taken to address them. We have implemented, at minimum, the following steps at our facilities in order to ensure the safety and welfare of our employees, customers, suppliers, and visitors to our operations: (1) PPE has been provided to all employees and temperature screening is performed on all personnel entering our facilities, (2) production work environments have been set up and altered to meet social distancing guidelines, (3) most of our non-direct line manufacturing employees are working remotely, (4) business travel has largely stopped, with exceptions requiring CEO staff member approval, (5) increased cleaning and sanitizing of our facilities, and (6) production shift schedule changes to reduce the number of employees per shift within each production facility.

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$221,564	$139,195	$441,592	$277,026
Cost of sales	192,302	119,662	383,556	237,270
Gross profit	29,262	19,533	58,036	39,756
Operating expenses:
Research and development	3,509	2,634	6,831	5,025
Selling, general, and administrative	13,113	10,685	29,731	22,443
Amortization of intangible assets	3,336	3,202	6,670	6,339
Total operating expenses	19,958	16,521	43,232	33,807
Operating income	9,304	3,012	14,804	5,949
Interest expense	2,302	2,762	4,676	5,530
Other expense (income), net	2	7	(29)	31
Income before income taxes	7,000	243	10,157	388
Income tax expense (benefit)	189	(93)	(53)	(1,466)
Net income	$6,811	$336	$10,210	$1,854

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019

Consolidated Statements of Operations Data:
Net sales	100.0	100.0	100.0	100.0
Cost of sales	86.8	86.0	86.9	85.6
Gross profit	13.2	14.0	13.1	14.4
Operating expenses:
Research and development	1.6	1.9	1.5	1.8
Selling, general, and administrative	5.9	7.7	6.7	8.1
Amortization of intangible assets	1.5	2.3	1.5	2.3
Total operating expenses	9.0	11.9	9.8	12.2
Operating income	4.2	2.2	3.4	2.1
Interest expense	1.0	2.0	1.1	2.0
Other expense (income), net	0.0	0.0	0.0	0.0
Income before income taxes	3.2	0.2	2.3	0.1
Income tax expense (benefit)	0.1	(0.1)	0.0	(0.5)
Net income	3.1	0.2	2.3	0.7

Comparison of the Three and Six Months Ended June 26, 2020 and June 28, 2019

Net Sales

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2020	June 28, 2019	Amount	%	June 26, 2020	June 28, 2019	Amount	%
	(dollars in thousands)
Net sales	$221,564	$139,195	$82,369	59.2%	$441,592	$277,026	$164,566	59.4%

The increase in net sales from the three and six months ended June 28, 2019 to the three and six months ended June 26, 2020 was primarily due to increased demand from our customers as a result of growth in the global wafer fabrication equipment market as it comes out of the recent cyclical downturn, as well as share-gains at our largest customers. On a geographic basis, sales in the U.S. increased by $40.8 million and $85.0 million from the three and six months ended June 28, 2019, respectively, to $117.7 million and $238.5 million for the three and six months ended June 26, 2020, respectively. Foreign sales increased by $41.6 million and $79.6 million from the three and six months ended June 28, 2019, respectively, to $103.9 million and $203.1 million for the three and six months ended June 26, 2020, respectively.

Cost of Sales and Gross Profit

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2020	June 28, 2019	Amount	%	June 26, 2020	June 28, 2019	Amount	%
	(dollars in thousands)
Cost of sales	$192,302	$119,662	$72,640	60.7%	$383,556	$237,270	$146,286	61.7%
Gross profit	$29,262	$19,533	$9,729	49.8%	$58,036	$39,756	$18,280	46.0%
Gross margin	13.2%	14.0%		- 80 bps	13.1%	14.4%		- 130 bps

The increase in cost of sales and gross profit from the three and six months ended June 28, 2019 to the three and six months ended June 26, 2020 was primarily due to increased sales volume.

The decrease in our gross margin from the second quarter of 2019 to the second quarter of 2020 was primarily due to increased costs to operate our production facilities in response to the COVID‑19 pandemic (see “COVID‑19 Pandemic and Market Conditions Update” above for expanded commentary) and unfavorable product mix, partially offset by higher operating leverage as a result of increased factory utilization. As a result of governmental shelter-in-place orders instituted in March 2020, our facilities in California and Malaysia were shut down for durations ranging from approximately 1‑3 weeks near the end of the first quarter, which also impacted output early in the second quarter. Additionally, during the second quarter of 2020, we made the decision to close our Union City, California facility, resulting in inventory write-off and severance costs of $1.5 million. The impact of this event resulted in a 70 basis point reduction in our gross margin during the second quarter of 2020.

The decrease in our gross margin from the six months ended June 28, 2019 to the six months ended June 26, 2020 was primarily due to increased costs to operate our production facilities and lower factory utilization in response to the COVID‑19 pandemic (see “COVID‑19 Pandemic and Market Conditions Update” above for expanded commentary) and unfavorable product mix, partially offset by higher operating leverage as a result of increased factory utilization. As a result of governmental shelter-in-place orders instituted in March 2020, our facilities in California and Malaysia were shut down for durations ranging from approximately 1‑3 weeks near the end of the first quarter. Additionally, during the first quarter of 2020, we reached a mutual settlement with the counterparty of a contract dispute and, accordingly, recorded a $1.4 million contract settlement loss to cost of sales, and during the second quarter of 2020, we made the decision to shut down our Union City, California facility, resulting in inventory write-off and severance costs of $1.5 million. The impact of these events resulted in a 70 basis point reduction in our gross margin during the six months ended June 26, 2020.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2020	June 28, 2019	Amount	%	June 26, 2020	June 28, 2019	Amount	%
	(dollars in thousands)
Research and development	$3,509	$2,634	$875	33.2%	$6,831	$5,025	$1,806	35.9%

The increase in research and development expenses from the second quarter of 2019 to the second quarter of 2020 was primarily due to $0.7 million in increased employee-related expense resulting from increased engineering headcount, of which approximately $0.4 million was due to a small engineering team assumed in connection with our purchase of developed technology assets in the second quarter of 2019.

The increase in research and development expenses from the six months ended June 28, 2019 to the six months ended June 26, 2020 was primarily due to $1.4 million in increased employee-related expense resulting from increased engineering headcount, of which approximately $0.8 million was due to a small engineering team assumed in connection with our purchase of developed technology assets in the second quarter of 2019.

Selling, General, and Administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2020	June 28, 2019	Amount	%	June 26, 2020	June 28, 2019	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$13,113	$10,685	$2,428	22.7%	$29,731	$22,443	$7,288	32.5%

The increase in selling, general, and administrative expense from the second quarter of 2019 to the second quarter of 2020 was primarily due (i) $1.6 million in increased employee-related expense, of which $0.6 million was from increased share-based compensation expense, (ii) $0.5 million in increased legal and professional fees, and (iii) $0.3 million in increased occupancy costs.

The increase in selling, general, and administrative expense from the six months ended June 28, 2019 to the six months ended June 26, 2020 was primarily due (i) $1.8 million in executive transition costs associated with the transition of our former CEO to Executive Chairman, (ii) $4.2 million in increased employee-related expense, of which $2.0 million was from increased share-based compensation expense, (iii) $0.9 million in increased legal and professional fees, and (iv) $0.5 million in increased occupancy costs; partially offset by the release of a $0.7 million indemnification asset in the first quarter of 2019, which was recorded in connection with our acquisition of Cal‑Weld in 2017, that did not repeat in the first quarter of 2020.

Amortization of Intangible Assets

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2020	June 28, 2019	Amount	%	June 26, 2020	June 28, 2019	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,336	$3,202	$134	4.2%	$6,670	$6,339	$331	5.2%

The increase in amortization expense from the three and six months ended June 28, 2019 to the three and six months ended June 26, 2020 was primarily due to incremental amortization expense from purchased developed technology assets during the second quarter of 2019.

Interest Expense

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2020	June 28, 2019	Amount	%	June 26, 2020	June 28, 2019	Amount	%
	(dollars in thousands)
Interest expense	$2,302	$2,762	$(460)	-16.7%	$4,676	$5,530	$(854)	-15.4%

The decrease in interest expense from the second quarter of 2019 to the second quarter of 2020 was primarily due to a decrease in our weighted average interest rate, from 4.89% to 3.93%, partially offset by a $4.1 million increase in our average amount borrowed during the quarter.

The decrease in interest expense from the six months ended June 28, 2019 to the six months ended June 26, 2020 was primarily due to a decrease in our weighted average interest rate, from 4.83% to 4.17%, and a $9.7 million decrease in our average amount borrowed during the six months ended June 26, 2020.

Other Expense (Income), Net

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2020	June 28, 2019	Amount	%	June 26, 2020	June 28, 2019	Amount	%
	(dollars in thousands)
Other expense (income), net	$2	$7	$(5)	n/m	$(29)	$31	$(60)	n/m

The change in other income, net was primarily due to exchange rate fluctuations on transactions denominated in the local currencies of our foreign operations, principally the Singapore dollar, Malaysian ringgit, British pound, euro, and South Korean won.

Income Tax Expense (Benefit)

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2020	June 28, 2019	Amount	%	June 26, 2020	June 28, 2019	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$189	$(93)	$282	-303.2%	$(53)	$(1,466)	$1,413	-96.4%

The decrease in income tax benefit from the second quarter of 2019 to the second quarter of 2020 was primarily due to increased taxable income in the U.S. in 2020.

The decrease in income tax benefit from the six months ended June 28, 2019 to the six months ended June 26, 2020 was primarily due to a decrease in releases of certain tax reserves related to statute of limitation expirations or settlements in the first quarter of 2020 compared to the first quarter of 2019, as well as increased taxable income in the U.S. in 2020.

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

The following table presents our unaudited non‑GAAP net income and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
U.S. GAAP net income	$6,811	$336	$10,210	$1,854
Non-GAAP adjustments:
Amortization of intangible assets	3,336	3,202	6,670	6,339
Share-based compensation	2,141	1,475	5,006	2,805
Other non-recurring expense, net (1)	195	496	2,885	1,847
Contract settlement loss (2)	—	—	1,386	—
Facility shutdown costs (3)	1,536	—	1,536	—
Tax adjustments related to non-GAAP adjustments (4)	(1,450)	(391)	(3,066)	(2,176)
Non-GAAP net income	$12,569	$5,118	$24,627	$10,669
U.S. GAAP diluted EPS	$0.30	$0.01	$0.44	$0.08
Non-GAAP diluted EPS	$0.54	$0.23	$1.07	$0.47
Shares used to compute diluted EPS	23,066,976	22,663,053	23,099,946	22,596,412

(1)

Included in this amount for the second quarter of 2020 and the six months ended June 26, 2020 are (i) a $1.8 million bonus payment to our former CEO in connection with his transition to executive chairman, (ii) acquisition-related expenses, comprised primarily of expense associated with a two-year retention agreement between the Company and key management personnel of IAN (the “IAN retention agreement”), which we acquired in April 2018, and (iii) non-capitalizable costs incurred in connection with our implementation of a new ERP system and a Sarbanes-Oxley (“SOX”) compliance program.

Included in this amount for the second quarter of 2019 are (i) acquisition-related expenses, comprised primarily of expense associated with a two-year retention agreement between the Company and key management personnel of IAN, which we acquired in April 2018 and (ii) costs associated with restructuring and transitioning key leadership roles.

Included in this amount for the six months ended June 28, 2019 are (i) acquisition-related expenses, comprised primarily of a charge to expense from the extinguishment of an indemnification asset related to our acquisition of Cal‑Weld in 2017 and expense associated with a two-year retention agreement between the Company and key management personnel of IAN, (ii) costs incurred in connection with reorganizing our key personnel and leadership, and (iii) costs incurred with implementing a new ERP system.

(2)	During the first quarter of 2020, we reached a mutual settlement with the counterparty of a contract dispute and, accordingly, recorded a $1.4 million contract settlement loss to cost of sales.
(3)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we expect to complete by the end of our 2020 fiscal year. Included in this amount are inventory write-off costs of $1.3 million and severance costs of $0.2 million associated with the affected employees.

(4)

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

Liquidity and Capital Resources

We ended the second quarter of 2020 with cash of $57.0 million, a decrease of $3.6 million from December 27, 2019. The decrease was primarily due to cash used in operating activities of $25.2 million and capital expenditures of $5.7 million, partially offset by net proceeds from our credit facilities of $25.6 million and net proceeds from the issuance of shares under our share-based compensation plans of $1.6 million.

The various impacts of the COVID‑19 pandemic on the U.S. economy, our operations, and our industry have been significant. Nonetheless, at this time, we believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

	Six Months Ended
	June 26, 2020	June 28, 2019
	(in thousands)
Cash provided by (used in) operating activities	$(25,183)	$20,660
Cash used in investing activities	(5,665)	(14,264)
Cash provided by (used in) financing activities	27,205	(8,774)
Net decrease in cash	$(3,643)	$(2,378)

Operating Activities

Our cash used in operating activities of $25.2 million for the six months ended June 26, 2020 consists of net income of $10.2 million and net non-cash charges of $17.5 million, offset by an increase in our net operating assets and liabilities of $52.9 million. Net non-cash charges primarily consist of depreciation and amortization of $11.7 million and share-based compensation of $5.0 million. The increase in our net operating assets and liabilities was primarily due to an increase in inventories of $22.2 million, an increase in accounts receivable of $20.0 million, and a decrease of accounts payable of $13.7 million. The increase in inventories is primarily due to an increase in purchases to support increased volume, and the increase in accounts receivable is primarily due to increased sales volume during the quarter compared to the fourth quarter of 2019, as well as the timing of second quarter sales being heavily back-end weighted.

Investing Activities

Our cash used in investing activities of $5.7 million for the six months ended June 26, 2020 consists of capital expenditures.

Financing Activities

Our cash provided by financing of $27.2 million for the six months ended June 26, 2020 consists of net proceeds from our credit facilities of $25.6 million, partially offset by net proceeds from the issuance of ordinary shares under our share-based compensation plans of $1.6 million.

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

Interest Rate Risk

We had total indebtedness of $206.7 million as of June 26, 2020, exclusive of $2.5 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% interest rate change on our outstanding debt would have resulted in a $0.5 million change to interest expense during the second quarter of 2020, or $2.1 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 26, 2020.

Changes in Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. If we cannot provide reliable financial information, our business, operating results, and share price could be negatively impacted. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material pending or threatened litigation.

ITEM 1A. RISK FACTORS

This quarterly report should be read in conjunction with the risk factors included in our 2019 Annual Report and our Quarterly Report for the quarter ended March 27, 2020. The following risk factor supersedes and replaces the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2020 under the caption entitled, “The extent to which the coronavirus (COVID-19) pandemic and measures taken in response thereto impact our business, results of operations and financial condition will continue to depend on future developments, which are highly uncertain and difficult to predict.”

Our business has been adversely affected by the Novel Coronavirus pandemic (“COVID‑19”) and we continue to face risks related to COVID‑19 which could significantly disrupt our operations, customer demand, and our suppliers’ ability to support us, resulting in material adverse impacts to our business, financial condition, operating results, and cash flows.

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

Our business may be more adversely impacted by the effects of COVID‑19 in the future. We source materials from different parts of the world that have been affected by the virus which could have an adverse impact on our supply chain operations and ability to get materials needed to build our products. Additionally, the disruption to global markets that has occurred due to the epidemic has increased uncertainty for semi-conductor demand. It is likely that the current outbreak and continued spread of COVID‑19 will cause an economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.

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

The extent of the impact of COVID‑19 on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the outbreak and related travel advisories and restrictions, all of which are highly uncertain and cannot be predicted. Government shutdown orders or a change to our business classification as an “essential business” may result in a closure of operations for an uncertain duration impacting our business results. Preventing the effects from and responding to this market disruption if any other public health threat, related or otherwise, may further increase costs of our business and may have a material adverse effect on our business, financial condition, and results of operations.

While we have taken steps to minimize the potential for COVID‑19 exposure in the workplace, the potential for a COVID‑19 outbreak within our facilities occurring and significantly disrupting operations remains possible. Increased infection rates in geographic locations in which we operate have the potential to result in disruptions to our operations at an increased rate than we currently experience.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
**	Furnished herewith and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICHOR HOLDINGS, LTD.

Date: August 4, 2020	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2020	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)