Form 10-Q
period 2020-09-25
ICHOR HOLDINGS, LTD.
filed 2020-11-03
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2020

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

As of October 28, 2020, the registrant had 23,162,445 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

(unaudited)

	September 25, 2020	December 27, 2019
Assets
Current assets:
Cash	$78,919	$60,612
Accounts receivable, net	104,121	84,849
Inventories	137,583	127,037
Prepaid expenses and other current assets	5,577	4,449
Total current assets	326,200	276,947
Property and equipment, net	44,574	44,541
Operating lease right-of-use assets	10,863	14,198
Other noncurrent assets	4,101	1,094
Deferred tax assets, net	4,674	4,738
Intangible assets, net	42,019	52,027
Goodwill	173,010	173,010
Total assets	$605,441	$566,555
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$107,648	$131,578
Accrued liabilities	16,785	12,814
Other current liabilities	9,949	5,233
Current portion of long-term debt	8,750	8,750
Current portion of lease liabilities	5,167	5,492
Total current liabilities	148,299	163,867
Long-term debt, less current portion, net	193,467	169,304
Lease liabilities, less current portion	6,040	9,081
Deferred tax liabilities	210	210
Other non-current liabilities	2,758	2,677
Total liabilities	350,774	345,139
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 23,160,672 and 22,618,708 shares outstanding, respectively; 27,598,111 and 27,056,147 shares issued, respectively)	2	2
Additional paid in capital	254,811	242,318
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	91,432	70,674
Total shareholders’ equity	254,667	221,416
Total liabilities and shareholders’ equity	$605,441	$566,555

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net sales	$227,678	$154,456	$669,270	$431,482
Cost of sales	195,172	133,763	578,728	371,033
Gross profit	32,506	20,693	90,542	60,449
Operating expenses:
Research and development	3,269	2,987	10,100	8,012
Selling, general, and administrative	13,367	11,048	43,098	33,491
Amortization of intangible assets	3,338	3,336	10,008	9,675
Total operating expenses	19,974	17,371	63,206	51,178
Operating income	12,532	3,322	27,336	9,271
Interest expense	2,052	2,663	6,728	8,193
Other expense (income), net	242	(43)	213	(12)
Income before income taxes	10,238	702	20,395	1,090
Income tax benefit	(310)	(221)	(363)	(1,687)
Net income	$10,548	$923	$20,758	$2,777
Net income per share:
Basic	$0.46	$0.04	$0.91	$0.12
Diluted	$0.45	$0.04	$0.89	$0.12
Shares used to compute net income per share:
Basic	23,051,994	22,454,408	22,875,186	22,373,181
Diluted	23,347,460	22,718,882	23,199,618	22,629,855

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

(unaudited)

			Additional	Treasury			Total
For the three months ending September 25, 2020	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at June 26, 2020	22,868,999	$2	$248,882	4,437,439	$(91,578)	$80,884	$238,190
Ordinary shares issued from exercise of stock options	262,940	—	3,319	—	—	—	3,319
Ordinary shares issued from vesting of restricted share units	12,065	—	(184)	—	—	—	(184)
Ordinary shares issued from employee share purchase plan	16,668	—	377	—	—	—	377
Share-based compensation expense	—	—	2,417	—	—	—	2,417
Net income	—	—	—	—	—	10,548	10,548
Balance at September 25, 2020	23,160,672	$2	$254,811	4,437,439	$(91,578)	$91,432	$254,667

			Additional	Treasury			Total
For the nine months ending September 25, 2020	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 27, 2019	22,618,708	$2	$242,318	4,437,439	$(91,578)	$70,674	$221,416
Ordinary shares issued from exercise of stock options	385,276	—	5,913	—	—	—	5,913
Ordinary shares issued from vesting of restricted share units	123,500	—	(1,570)	—	—	—	(1,570)
Ordinary shares issued from employee share purchase plan	33,188	—	727	—	—	—	727
Share-based compensation expense	—	—	7,423	—	—	—	7,423
Net income	—	—	—	—	—	20,758	20,758
Balance at September 25, 2020	23,160,672	$2	254,811	4,437,439	$(91,578)	$91,432	$254,667

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity (continued)

(dollars in thousands)

(unaudited)

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

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 25, 2020	September 27, 2019
Cash flows from operating activities:
Net income	$20,758	$2,777
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,029	15,957
Share-based compensation	7,423	4,597
Deferred income taxes	64	(869)
Amortization of debt issuance costs	726	696
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(19,272)	(36,853)
Inventories	(10,546)	15,284
Prepaid expenses and other assets	(472)	3,492
Accounts payable	(23,693)	23,413
Accrued liabilities	4,002	661
Other liabilities	1,103	(4,152)
Net cash provided by (used in) operating activities	(1,878)	25,003
Cash flows from investing activities:
Capital expenditures	(8,291)	(8,348)
Cash paid for intangible assets	—	(8,147)
Net cash used in investing activities	(8,291)	(16,495)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	6,609	3,217
Employees' taxes paid upon vesting of restricted share units	(1,570)	(222)
Repurchase of ordinary shares	—	(1,599)
Borrowings on revolving credit facility	30,000	5,000
Repayments on revolving credit facility	—	(22,000)
Repayments on term loan	(6,563)	(6,563)
Net cash provided by (used in) financing activities	28,476	(22,167)
Net increase (decrease) in cash	18,307	(13,659)
Cash at beginning of period	60,612	43,834
Cash at end of period	$78,919	$30,175
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,426	$6,115
Cash paid during the period for taxes, net of refunds	$179	$1,961
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$537	$712
Right-of-use assets obtained in exchange for new operating lease liabilities	$328	$566

See accompanying notes.

ICHOR HOLDINGS, LTD.

Notes to Consolidated Financial Statements

(dollar figures in tables in thousands, except per share amounts)

(unaudited)

Note 1 – Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation

These consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. All dollar figures presented in tables in the notes to consolidated financial statements are in thousands, except per share amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 27, 2019.

Year End

We use a 52- or 53-week fiscal year ending on the last Friday in December. The three months ended September 25, 2020 and September 27, 2019 were both 13 weeks. References to the third quarter of 2020 and 2019 refer to the three-month periods then ended. References to fiscal year 2020 refer to our fiscal year ending December 25, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from the estimates made by management. Significant estimates include inventory valuation, uncertain tax positions, fair value assigned to stock options granted, and impairment analysis for both definite‑lived intangible assets and goodwill.

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

In August 2018, the FASB issued ASU 2018‑15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance clarifies the accounting for implementation costs in cloud computing arrangements. We adopted the standard on the first day of the first quarter of 2020. During the third quarter, we incurred capitalizable implementation costs of approximately $3.0 million in connection with our implementation of a new company-wide ERP system that is classified as a hosting arrangement that is a service contract. Accordingly, these costs are included in Other noncurrent assets on our consolidated balance sheet as of September 25, 2020. Additionally, our cash used in operating activities for the nine months ended September 25, 2020 include $1.8 million in cash outflows associated with these capitalized implementation costs. As the ERP system was not yet in-service as of September 25, 2020, there was no amortization expense recognized during the nine months then ended.

Note 2 – Inventories

Inventories consist of the following:

	September 25, 2020	December 27, 2019
Raw materials	$88,791	$85,329
Work in process	37,345	31,825
Finished goods	23,471	17,700
Excess and obsolete adjustment	(12,024)	(7,817)
Total inventories	$137,583	$127,037

Note 3 – Property and Equipment and Other Noncurrent Assets

Property and equipment consist of the following:

	September 25, 2020	December 27, 2019
Machinery	$38,412	$33,684
Leasehold improvements	29,153	27,835
Computer software, hardware, and equipment	6,492	5,796
Office furniture, fixtures and equipment	1,040	1,040
Vehicles	22	26
Construction-in-process	4,828	3,760
	79,947	72,141
Less accumulated depreciation	(35,373)	(27,600)
Total property and equipment, net	$44,574	$44,541

Depreciation expense was $3.0 million and $2.2 million for the third quarter of 2020 and 2019, respectively, and $8.0 million and $6.3 million for the nine months ended September 25, 2020 and September 27, 2019, respectively.

Cloud Computing Implementation Costs

Pursuant to ASU 2018-15, we capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system.

The following table summarizes capitalized cloud computing implementation costs:

Capitalized cloud computing implementation costs as of December 27, 2019	$—
Costs capitalized during the period	3,042
Capitalized costs amortized during the period	—
Capitalized cloud computing implementation costs as of September 25, 2020	$3,042

Note 4 – Intangible Assets

Definite‑lived intangible assets consist of the following:

	September 25, 2020
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(8,478)	$—	$1,212	10.0 years
Customer relationships	82,986	(51,095)	—	31,891	7.8 years
Developed technology	11,047	(2,131)	—	8,916	10.0 years
Total intangible assets	$103,723	$(61,704)	$—	$42,019

	December 27, 2019
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(7,750)	$—	$1,940	10.0 years
Customer relationships	82,986	(42,621)	—	40,365	7.8 years
Developed technology	11,047	(1,325)	—	9,722	10.0 years
Total intangible assets	$103,723	$(51,696)	$—	$52,027

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

We lease facilities under various non-cancellable operating leases expiring through 2025. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of September 25, 2020, we had no operating leases executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Operating lease cost	$1,363	$1,722	$4,015	$5,015

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 25, 2020	September 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,096	$3,807

Supplemental balance sheet information related to leases is as follows:

September 25, 2020
Weighted-average remaining lease term of operating leases	2.5 years
Weighted-average discount rate of operating leases	4.5%

Future minimum lease payments under non-cancelable leases as of September 25, 2020 are as follows:

2020, remaining	$1,409
2021	4,929
2022	4,149
2023	1,179
2024	243
Thereafter	26
Total future minimum lease payments	11,935
Less imputed interest	(728)
Total lease liabilities	$11,207

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

With the enactment of the CARES Act, we expect to generate an additional income tax refund of approximately $1.0 million from our NOL carryback provision, resulting from the benefit from additional interest and depreciation deductions.

Income tax information for the periods reported are as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Income tax benefit	$(310)	$(221)	$(363)	$(1,687)
Income before income taxes	$10,238	$702	$20,395	$1,090
Effective income tax rate	-3.0%	-31.5%	-1.8%	-154.8%

Our effective tax rate for the three and nine months ended September 25, 2020 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore, the impact of stock option exercises, and return-to-provision adjustments related to recently filed tax returns.

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

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $2.3 million at September 25, 2020. The related interest was insignificant and penalties were $0.4 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of September 25, 2020, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. Matching contributions were $0.5 million and $0.4 million for the third quarter of 2020 and 2019, respectively, and $1.5 million and $1.1 million for the nine months ended September 25, 2020 and September 27, 2019, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	September 25, 2020	December 27, 2019
Term loan	$155,312	$161,875
Revolving credit facility	49,162	19,162
Total principal amount of long-term debt	204,474	181,037
Less unamortized debt issuance costs	(2,257)	(2,983)
Total long-term debt, net	202,217	178,054
Less current portion	(8,750)	(8,750)
Total long-term debt, less current portion, net	$193,467	$169,304

On February 15, 2018, we amended and restated our credit agreement, which replaced our existing credit facilities with a $175.0 million term loan and a $125.0 million revolving credit facility (collectively, “credit facilities”). The amendment reduced our borrowing rate, depending on our leverage ratio, and extended the maturity date. We incurred debt issuance costs of $2.1 million in connection with the amendment. The amendment did not meet the definition of an extinguishment and was accounted for as a debt modification.

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR, subject to a 1.00% floor for the term loan. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At September 25, 2020, the term loan and revolving credit facility bore interest at the Eurodollar rate option of 3.50% and 2.78%, respectively.

Term loan principal payments of $2.2 million are due on a quarterly basis. The credit facilities mature on February 15, 2023.

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

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $2.4 million and $1.8 million for the third quarter of 2020 and 2019, respectively, and $7.4 million and $4.6 million for the nine months ended September 25, 2020 and September 27, 2019, respectively.

Stock Options

The following table summarizes option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 27, 2019	1,688,938	65,908	$20.57
Granted	222,051	—	$23.49
Exercised	(385,276)	—	$15.35
Forfeited or expired	(46,170)	—	$22.50
Outstanding, September 25, 2020	1,479,543	65,908	$22.24	4.8 years	$1,707
Exercisable, September 25, 2020	652,976	65,908	$20.92	4.1 years	$1,532

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Time vesting	Performance vesting	Weighted average grant date fair value per share
Unvested, December 27, 2019	389,170	17,730	$23.03
Granted	354,496	—	$24.22
Vested	(178,664)	—	$22.80
Forfeited	(3,699)	—	$21.76
Unvested, September 25, 2020	561,303	17,730	$23.84

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

During the nine months ended September 25, 2020, 33,188 ordinary shares were purchased by eligible employees under the 2017 ESPP. As of September 25, 2020, approximately 2.4 million ordinary shares remain available for purchase under the 2017 ESPP.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
United States of America	$125,538	$77,997	$364,071	$231,529
Singapore	73,196	53,806	220,732	134,083
Europe	18,191	13,225	51,686	38,115
Other	10,753	9,428	32,781	27,755
Total net sales	$227,678	$154,456	$669,270	$431,482

Foreign long-lived assets, exclusive of deferred tax assets, were $28.1 million and $30.3 million at September 25, 2020 and December 27, 2019, respectively.

Note 11 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Numerator:
Net income	$10,548	$923	$20,758	$2,777
Denominator:
Basic weighted average ordinary shares outstanding	23,051,994	22,454,408	22,875,186	22,373,181
Dilutive effect of options	176,292	222,470	232,026	237,908
Dilutive effect of RSUs	117,623	40,423	91,889	18,239
Dilutive effect of ESPP	1,551	1,581	517	527
Diluted weighted average ordinary shares outstanding	23,347,460	22,718,882	23,199,618	22,629,855
Earnings per share:
Net income:
Basic	$0.46	$0.04	$0.91	$0.12
Diluted	$0.45	$0.04	$0.89	$0.12

A combined total of approximately 1,215,000, 1,481,000, 1,306,000, and 1,622,000 potentially dilutive options and RSUs were excluded from the calculation of net income per share for the third quarter of 2020 and 2019 and the nine months ended September 25, 2020 and September 27, 2019, respectively, because including them would have been antidilutive under the treasury stock method.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated unaudited financial statements and related notes included elsewhere in this report. The following discussion contains forward‑looking statements based upon our current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors.”

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

We have a global footprint and are headquartered in California, with production facilities in Malaysia, Singapore, South Korea, California, Florida, Minnesota, Oregon, and Texas. Our two largest customers by revenue were Lam Research and Applied Materials for all periods presented.

The following summarizes key financial information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(dollars in thousands)
Net sales	$227,678	$154,456	$669,270	$431,482
Gross profit	$32,506	$20,693	$90,542	$60,449
Gross margin	14.3%	13.4%	13.5%	14.0%
Operating expenses	$19,974	$17,371	$63,206	$51,178
Operating income	$12,532	$3,322	$27,336	$9,271
U.S. GAAP net income	$10,548	$923	$20,758	$2,777
Non-GAAP net income (1)	$14,581	$6,748	$39,208	$17,417
U.S. GAAP diluted EPS	$0.45	$0.04	$0.89	$0.12
Non-GAAP diluted EPS (1)	$0.62	$0.30	$1.69	$0.77

(1)	Please see “Non‑GAAP Results” within Item 2 for a reconciliation of U.S. GAAP net income to Non‑GAAP net income.

COVID-19 Pandemic and Market Conditions Update

The COVID‑19 pandemic and related economic repercussions have created, and are expected to continue to create, significant volatility, uncertainty, and turmoil in our industry. As a result of governmental shelter-in-place orders instituted in March 2020, our facilities in California and Malaysia were shut down for durations ranging from approximately 1‑3 weeks near the end of the first quarter. While our facilities are currently not subject to any site-wide government shutdowns, “social distancing” guidelines are resulting, and will continue to result in, reduced factory capacity. In addition, an increase in direct costs within our factories associated with employee personal protective equipment (“PPE”), facility cleaning and layout changes, together with increases in logistics costs and employee labor costs, as well as other operating inefficiencies have resulted in, and may continue to result in, lower revenues and operating margins. The extent and duration of these impacts cannot be specifically quantified given the dynamic nature and breadth of the pandemic’s impact on our operations and that of our customers and suppliers.

In response to the COVID‑19 pandemic, we have instituted weekly Business Continuity Plan (“BCP”) meetings with executive management, including our CEO, to address new challenges to our current operating environment and review the effectiveness of our current BCP approach to managing our business. As necessary, our CEO communicates with our board of directors regarding our BCP to ensure all stakeholders remain informed of COVID‑19 challenges affecting our business and the measures taken to address them. We have implemented, at minimum, the following steps at our facilities in order to ensure the safety and welfare of our employees, customers, suppliers, and visitors to our operations: (1) PPE has been provided to all employees and temperature screening is performed on all personnel entering our facilities, (2) production work environments have been set up and altered to meet social distancing guidelines, (3) most of our non-direct line manufacturing employees are working remotely, (4) business travel has largely stopped, with exceptions requiring CEO staff member approval, (5) increased cleaning and sanitizing of our facilities, (6) production shift schedule changes to reduce the number of employees per shift within each production facility, and (7) office work spaces have been enhanced to reduce transmission as certain office employees return to work.

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$227,678	$154,456	$669,270	$431,482
Cost of sales	195,172	133,763	578,728	371,033
Gross profit	32,506	20,693	90,542	60,449
Operating expenses:
Research and development	3,269	2,987	10,100	8,012
Selling, general, and administrative	13,367	11,048	43,098	33,491
Amortization of intangible assets	3,338	3,336	10,008	9,675
Total operating expenses	19,974	17,371	63,206	51,178
Operating income	12,532	3,322	27,336	9,271
Interest expense	2,052	2,663	6,728	8,193
Other expense (income), net	242	(43)	213	(12)
Income before income taxes	10,238	702	20,395	1,090
Income tax benefit	(310)	(221)	(363)	(1,687)
Net income	$10,548	$923	$20,758	$2,777

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019

Consolidated Statements of Operations Data:
Net sales	100.0	100.0	100.0	100.0
Cost of sales	85.7	86.6	86.5	86.0
Gross profit	14.3	13.4	13.5	14.0
Operating expenses:
Research and development	1.4	1.9	1.5	1.9
Selling, general, and administrative	5.9	7.2	6.4	7.8
Amortization of intangible assets	1.5	2.2	1.5	2.2
Total operating expenses	8.8	11.2	9.4	11.9
Operating income	5.5	2.2	4.1	2.1
Interest expense	0.9	1.7	1.0	1.9
Other expense (income), net	0.1	0.0	0.0	0.0
Income before income taxes	4.5	0.5	3.0	0.3
Income tax benefit	(0.1)	(0.1)	(0.1)	(0.4)
Net income	4.6	0.6	3.1	0.6

Comparison of the Three and Nine Months Ended September 25, 2020 and September 27, 2019

Net Sales

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2020	September 27, 2019	Amount	%	September 25, 2020	September 27, 2019	Amount	%
	(dollars in thousands)
Net sales	$227,678	$154,456	$73,222	47.4%	$669,270	$431,482	$237,788	55.1%

The increase in net sales from the three and nine months ended September 27, 2019 to the three and nine months ended September 25, 2020 was primarily due to increased demand from our customers as a result of growth in the global wafer fabrication equipment market as it comes out of the recent cyclical downturn, as well as share-gains at our largest customers. On a geographic basis, sales in the U.S. increased by $47.5 million and $132.5 million from the three and nine months ended September 27, 2019, respectively, to $125.5 million and $364.1 million for the three and nine months ended September 25, 2020, respectively. Foreign sales increased by $25.7 million and $105.2 million from the three and nine months ended September 27, 2019, respectively, to $102.1 million and $305.2 million for the three and nine months ended September 25, 2020, respectively.

Cost of Sales and Gross Profit

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2020	September 27, 2019	Amount	%	September 25, 2020	September 27, 2019	Amount	%
	(dollars in thousands)
Cost of sales	$195,172	$133,763	$61,409	45.9%	$578,728	$371,033	$207,695	56.0%
Gross profit	$32,506	$20,693	$11,813	57.1%	$90,542	$60,449	$30,093	49.8%
Gross margin	14.3%	13.4%		+ 90 bps	13.5%	14.0%		- 50 bps

The increase in cost of sales and gross profit from the three and nine months ended September 27, 2019 to the three and nine months ended September 25, 2020 was primarily due to increased sales volume.

The increase in our gross margin from the third quarter of 2019 to the third quarter of 2020 was primarily due to higher operating leverage as a result of increased factory utilization and favorable product mix on a quarter-over-quarter basis, partially offset by increased costs to operate our production facilities in response to the COVID‑19 pandemic (see “COVID‑19 Pandemic and Market Conditions Update” above for expanded commentary). Additionally, during the second quarter of 2020, we made the decision to close our Union City, California facility, resulting in severance costs of $0.2 million and accelerated depreciation charges associated with property and equipment expected to be abandoned of $0.2 million during the third quarter. The impact of these costs associated with the Union City closure resulted in an approximate 20 basis point reduction in our gross margin during the third quarter of 2020.

The decrease in our gross margin from the nine months ended September 27, 2019 to the nine months ended September 25, 2020 was primarily due to increased costs to operate our production facilities in response to the COVID‑19 pandemic (see “COVID‑19 Pandemic and Market Conditions Update” above for expanded commentary) and product mix compared to the nine months ended September 27, 2019, partially offset by higher operating leverage as a result of increased factory utilization in 2020. Additionally, during the first quarter of 2020, we reached a mutual settlement with the counterparty of a contract dispute and, accordingly, recorded a $1.4 million contract settlement loss to cost of sales, and during the second quarter of 2020, we made the decision to shut down our Union City, California facility, resulting in inventory write-off costs of $1.3 million, severance costs of $0.4 million, and accelerated depreciation charges associated with property and equipment expected to be abandoned of $0.2 million during the nine months ended September 25, 2020. The impact of these costs associated with the contract settlement and Union City closure resulted in an approximate 50 basis point reduction in our gross margin during the nine months ended September 25, 2020.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2020	September 27, 2019	Amount	%	September 25, 2020	September 27, 2019	Amount	%
	(dollars in thousands)
Research and development	$3,269	$2,987	$282	9.4%	$10,100	$8,012	$2,088	26.1%

The increase in research and development expenses from the third quarter of 2019 to the third quarter of 2020 was primarily due to $0.4 million in increased new product development costs, partially offset by a $0.1 million reduction in travel-related expenses.

The increase in research and development expenses from the nine months ended September 27, 2019 to the nine months ended September 25, 2020 was primarily due to $1.8 million in increased employee-related expense resulting from increased engineering headcount to support new product development, of which approximately $1.0 million was due to a small engineering team assumed in connection with our purchase of developed technology assets in the second quarter of 2019.

Selling, General, and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2020	September 27, 2019	Amount	%	September 25, 2020	September 27, 2019	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$13,367	$11,048	$2,319	21.0%	$43,098	$33,491	$9,607	28.7%

The increase in selling, general, and administrative expense from the third quarter of 2019 to the third quarter of 2020 was primarily due (i) $1.3 million in increased employee-related expense, of which $0.5 million was from increased share-based compensation expense, (ii) $0.8 million in increased legal and professional fees, and (iii) $0.3 million in increased occupancy costs.

The increase in selling, general, and administrative expense from the nine months ended September 27, 2019 to the nine months ended September 25, 2020 was primarily due (i) $1.8 million in executive transition costs associated with the transition of our former CEO to Executive Chairman, (ii) $5.6 million in increased employee-related expense, of which $2.5 million was from increased share-based compensation expense, (iii) $1.7 million in increased legal and professional fees, and (iv) $0.9 million in increased occupancy costs; partially offset by the release of a $0.7 million indemnification asset in the first quarter of 2019, which was recorded in connection with our acquisition of Cal‑Weld in 2017, that did not repeat in the first quarter of 2020.

Amortization of Intangible Assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2020	September 27, 2019	Amount	%	September 25, 2020	September 27, 2019	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,338	$3,336	$2	0.1%	$10,008	$9,675	$333	3.4%

The increase in amortization expense from the nine months ended September 27, 2019 to the nine months ended September 25, 2020 was primarily due to incremental amortization expense from purchased developed technology assets during the second quarter of 2019.

Interest Expense

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2020	September 27, 2019	Amount	%	September 25, 2020	September 27, 2019	Amount	%
	(dollars in thousands)
Interest expense	$2,052	$2,663	$(611)	-22.9%	$6,728	$8,193	$(1,465)	-17.9%

The decrease in interest expense from the third quarter of 2019 to the third quarter of 2020 was primarily due to a decrease in our weighted average interest rate, from 4.83% to 3.37%, partially offset by a $14.4 million increase in our average amount borrowed during the quarter.

The decrease in interest expense from the nine months ended September 27, 2019 to the nine months ended September 25, 2020 was primarily due to a decrease in our weighted average interest rate, from 4.83% to 3.89%, and a $1.6 million decrease in our average amount borrowed during the nine months ended September 25, 2020.

Other Expense (Income), Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2020	September 27, 2019	Amount	%	September 25, 2020	September 27, 2019	Amount	%
	(dollars in thousands)
Other expense (income), net	$242	$(43)	$285	n/m	$213	$(12)	$225	n/m

The increase in other expense, net from three and nine months ended September 27, 2019 to the three and nine months ended September 25, 2020 was primarily due to transactions denominated in the local currencies of our foreign operations, as the U.S. dollar fell against the local currencies during most of the third quarter. These local currencies consist primarily of the Singapore dollar, Malaysian ringgit, British pound, euro, and South Korean won.

Income Tax Benefit

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2020	September 27, 2019	Amount	%	September 25, 2020	September 27, 2019	Amount	%
	(dollars in thousands)
Income tax benefit	$(310)	$(221)	$(89)	40.3%	$(363)	$(1,687)	$1,324	-78.5%

The increase in income tax benefit from the third quarter of 2019 to the third quarter of 2020 was primarily due to increased excess tax benefits associated with stock option exercise activity during the quarter, partially offset by increased taxable income in the U.S. in 2020.

The decrease in income tax benefit from the nine months ended September 27, 2019 to the nine months ended September 25, 2020 was primarily due to a decrease in releases of certain tax reserves related to statute of limitation expirations or settlements in the first quarter of 2020 compared to the first quarter of 2019, as well as increased taxable income in the U.S. in 2020, partially offset by increased excess tax benefits associated with stock option exercise activity during the third quarter of 2020.

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

The following table presents our unaudited non‑GAAP net income and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
U.S. GAAP net income	$10,548	$923	$20,758	$2,777
Non-GAAP adjustments:
Amortization of intangible assets	3,338	3,336	10,008	9,675
Share-based compensation	2,417	1,792	7,423	4,597
Other non-recurring expense, net (1)	239	476	3,124	2,323
Contract settlement loss (2)	—	—	1,386	—
Facility shutdown costs (3)	481	—	2,017	—
Tax adjustments related to non-GAAP adjustments (4)	(2,442)	221	(5,508)	(1,955)
Non-GAAP net income	$14,581	$6,748	$39,208	$17,417
U.S. GAAP diluted EPS	$0.45	$0.04	$0.89	$0.12
Non-GAAP diluted EPS	$0.62	$0.30	$1.69	$0.77
Shares used to compute diluted EPS	23,347,460	22,718,882	23,199,618	22,629,855

(1)

Included in this amount for the third quarter of 2020 are primarily non-capitalizable costs incurred in connection with our implementation of a new ERP system and a Sarbanes-Oxley (“SOX”) compliance program.

Included in this amount for the third quarter of 2019 are primarily (i) acquisition-related expenses associated with the IAN retention agreement and (ii) costs associated with restructuring and transitioning key leadership roles.

Included in this amount for the nine months ended September 25, 2020 are primarily (i) acquisition-related expenses associated with the IAN retention agreement, and (ii) non-capitalizable costs incurred in connection with our implementation of a new ERP system and a Sarbanes-Oxley (“SOX”) compliance program.

Included in this amount for the nine months ended September 27, 2019 are primarily (i) acquisition-related expenses associated with a charge to expense from the extinguishment of an indemnification asset related to our acquisition of Cal‑Weld in 2017 and the IAN retention agreement, (ii) costs associated with restructuring and transitioning key leadership roles, and (iii) non-capitalizable costs incurred with implementing a new ERP system.

(2)	During the first quarter of 2020, we reached a mutual settlement with the counterparty of a contract dispute and, accordingly, recorded a $1.4 million contract settlement loss to cost of sales.
(3)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we expect to complete by the end of the first quarter of 2021. Included in this amount are (i) inventory write-off costs of zero and $1.3 million amount for the three and nine months ended September 25, 2020; (ii) severance costs associated with affected employees of $0.2 million and $0.4 million for the three and nine months ended September 25, 2020, respectively; and (iii) accelerated depreciation charges in excess of pre-shutdown decision run-rate associated with property and equipment expected to be abandoned at the time of facility closure of $0.3 million for the three and nine months ended September 25, 2020.

(4)

Adjusts U.S. GAAP income tax benefit for impact of our non-GAAP adjustments, as defined, including the impacts of excluding share-based compensation, amortization of intangible assets, and other non-recurring expenses. This adjustment also excludes the impact of non-recurring discrete tax items.

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

Liquidity and Capital Resources

We ended the third quarter of 2020 with cash of $78.9 million, an increase of $18.3 million from December 27, 2019. The increase was primarily due to net proceeds from our credit facilities of $23.4 million and net proceeds from the issuance of shares under our share-based compensation plans of $5.0 million, partially offset by capital expenditures of $8.3 million and cash used in operating activities of $1.9 million.

The various impacts of the COVID‑19 pandemic on the U.S. economy, our operations, and our industry have been significant. Nonetheless, at this time, we believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

	Nine Months Ended
	September 25, 2020	September 27, 2019
	(in thousands)
Cash provided by (used in) operating activities	$(1,878)	$25,003
Cash used in investing activities	(8,291)	(16,495)
Cash provided by (used in) financing activities	28,476	(22,167)
Net increase (decrease) in cash	$18,307	$(13,659)

Operating Activities

Our cash used in operating activities of $1.9 million for the nine months ended September 25, 2020 consisted of net income of $20.8 million and net non-cash charges of $26.2 million, offset by an increase in our net operating assets and liabilities of $48.9 million. Net non-cash charges primarily consisted of depreciation and amortization of $18.0 million and share-based compensation of $7.4 million. The increase in our net operating assets and liabilities was primarily due to a decrease of accounts payable of $23.7 million, an increase in accounts receivable of $19.3 million, and an increase in inventories of $10.5 million, partially offset by an increase in accrued and other liabilities of $5.1 million. The decrease in accounts payable was primarily due to the timing of purchases, material receipts, and payments near the end of the third quarter of 2020 and the fourth quarter of 2019; the fourth quarter of 2019 included higher purchasing activity near the end of the quarter compared to the third quarter of 2020. The increase in accounts receivable was primarily due to increased sales volume during the quarter compared to the fourth quarter of 2019, as well as the timing of third quarter sales being heavily back-end weighted.

Investing Activities

Our cash used in investing activities of $8.3 million for the nine months ended September 25, 2020 consists of capital expenditures.

Financing Activities

Our cash provided by financing activities of $28.5 million for the nine months ended September 25, 2020 consists of net proceeds from our credit facilities of $23.4 million, partially offset by net proceeds from the issuance of ordinary shares under our share-based compensation plans of $5.0 million.

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

Interest Rate Risk

We had total indebtedness of $204.5 million as of September 25, 2020, exclusive of $2.3 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% interest rate change on our outstanding debt would have resulted in a $0.5 million change to interest expense during the third quarter of 2020, or $2.0 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 25, 2020.

Changes in Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. If we cannot provide reliable financial information, our business, operating results, and share price could be negatively impacted. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material pending or threatened litigation.

ITEM 1A. RISK FACTORS

This quarterly report should be read in conjunction with the risk factors included in our 2019 Annual Report and our Quarterly Reports for the quarters ended March 27, 2020 and June 26, 2020, and there have been no material changes in our risk factors from the risk factors disclosed in those reports. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

ICHOR HOLDINGS, LTD.

Date: November 3, 2020	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2020	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)