Form 10-K
period 2020-12-25
ICHOR HOLDINGS, LTD.
filed 2021-03-05
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒

There were 28,058,970 ordinary shares, $0.0001 par value, outstanding as of February 26, 2021. The aggregate market value of voting ordinary shares held by non-affiliates was $578,920,000 as of June 26, 2020, the last business day of our most recently completed second fiscal quarter.

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

Fiscal Period	Period Ending	Weeks in Period
Fiscal Year 2020:	December 25, 2020	52
First Quarter	March 27, 2020	13
Second Quarter	June 26, 2020	13
Third Quarter	September 25, 2020	13
Fourth Quarter	December 25, 2020	13

Fiscal Year 2019:	December 27, 2019	52
First Quarter	March 29, 2019	13
Second Quarter	June 28, 2019	13
Third Quarter	September 27, 2019	13
Fourth Quarter	December 27, 2019	13

Fiscal Year 2018:	December 28, 2018	52
First Quarter	March 30, 2018	13
Second Quarter	June 29, 2018	13
Third Quarter	September 28, 2018	13
Fourth Quarter	December 28, 2018	13

Fiscal Year 2017:	December 29, 2017	52

Fiscal Year 2016	December 30, 2016	53

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

The broad technical expertise of our engineering team, coupled with our early customer engagement approach, enables us to offer innovative and reliable solutions to complex fluid delivery challenges. With two decades of experience developing complex fluid delivery subsystems and meeting the constantly changing production requirements of leading semiconductor OEMs, we have developed expertise in fluid delivery that we offer to our OEM customers. In addition, our capital efficient model provides us the flexibility to fulfill increased demand and meet changing customer requirements with relatively low levels of capital expenditures. With an aim to provide superior customer service, we have a global footprint with many facilities strategically located in close proximity to our customers. We have long standing relationships with top tier OEM customers, including Lam Research, Applied Materials, and ASML, which were our three largest customers by sales in 2020.

We generated revenue of $914.2 million, $620.8 million, and $823.6 million in 2020, 2019, and 2018, respectively. We generated net income of $33.3 million, $10.7 million, and $57.9 million in 2020, 2019, and 2018, respectively. We generated non-GAAP net income of $59.0 million, $28.3 million, and $75.1 million in 2020, 2019, and 2018, respectively. See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Results for a discussion of non-GAAP net income, an accompanying presentation of the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States, net income, and a reconciliation of the differences between non-GAAP net income and net income.

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

Early Engagement with Customers on Product Development

We seek to engage with our customers and potential customers very early in their process for new product development. We believe this approach enables us to collaborate on product design, qualification, manufacturing, and testing in order to provide a comprehensive, customized solution. Through early engagement during the complex design stages, our engineering team gains early insight into our customers’ technology roadmaps which enables us to pioneer innovative and advanced solutions. In many cases, our early engagement with our customers enables us to be the sole source supplier when the product is initially introduced.

Long History and Strong Relationships with Top Tier Customers

We have established deep relationships with top tier OEMs such as Lam Research, Applied Materials, and ASML, which were our three largest customers by sales in 2020. Our customers are global leaders by sales in the semiconductor capital equipment industry. Our existing relationships with our customers have enabled us to effectively compete for new fluid delivery subsystems for our customers’ next generation products in development. We leverage our deep-rooted existing customer relationships with these market leaders to penetrate new business opportunities created through industry consolidation. Our close collaboration with them has contributed to our established market position and several key supplier awards.

Operational Excellence with Scale to Support the Largest Customers

Over our 20-year experience in designing and building fluid delivery systems, we have developed deep capabilities in operations. We have strategically located our manufacturing facilities near our customers’ locations in order to provide fast and efficient responses to new product introductions and accommodate configuration or design changes late in the manufacturing process. We will continue to add capacity as needed to support future growth. In addition to providing high quality and reliable fluid delivery subsystems, one of our principal strategies is delivering the lead-times that provide our customers the required flexibility needed in their production processes. We have accomplished this by investing in manufacturing systems and processes and an efficient supply chain. Our focus on operational efficiency and flexibility allows us to reduce manufacturing cycle times in order to respond quickly to customer requests and lead-times that are often less than four weeks.

Capital Efficient and Scalable Business Model

In general, our business is not capital intensive and we are able to grow sales with a low investment in property, plant, and equipment. In 2020, 2019, and 2018, our total capital expenditures were $10.3 million, $12.3 million, and $13.9 million, respectively, representing only 1.1%, 2.0%, and 1.7% of sales, respectively. The semiconductor capital equipment market has historically been cyclical. We have structured our business to minimize fixed manufacturing overhead and operating expenses to enable us to grow net income at a higher rate than sales during periods of growth. Conversely, our low fixed cost approach allows us to minimize the impact of cyclical downturns on our net income but results in a lower level of gross margin leverage or improvement as a percentage of sales in times of increased demand.

Our Growth Strategy

Our objective is to enhance our position as a leader in providing fluid delivery solutions, including subsystems, components, and tool refurbishment, to our customers by leveraging our core strengths. The key elements of our growth strategy are:

Grow Our Market Share within Existing Customer Base

We intend to grow our position within our existing customers by continuing to leverage our specialized engineering talent, early collaboration approach with OEMs to foster long-term relationships, and expanded product offerings. Each of our customers produces many different process tools for various process steps. At each customer, we are an outsourced supplier of fluid delivery subsystems and components for a subset of their entire process tool offerings. We are constantly looking to expand our market share at our existing customers. We believe that our early collaborative approach with customers positions us to deliver innovative and dynamic solutions, offer timely deployment and meet competitive cost targets, further increasing our market share. Through our acquisition of a precision machining operation in December 2020, an intellectual property (“IP”) purchase of developed flow controller technology in 2019, and our acquisitions of a weldment company and a precision machining company in 2017, we significantly expanded our served customer base and also entered the market for chemical delivery subsystems for wet process tools where we had only limited engagement in the past. Using this and our existing engineering capability, we developed a liquid delivery module and was qualified on a wet process equipment system at one of our largest customers who is a market leader in this space.

Grow Our Total Available Market and Share of the Market with Expanded Product Offerings

We continue to work with our existing core customers on additional opportunities, including chemical delivery, one of our important potential growth areas. We believe that wet processes, including clean and electrochemical deposition (“ECD”), that require precise chemical delivery are currently an underpenetrated market opportunity for us. By leveraging our existing customer relationships and strong reputation in fluid mechanics, we intend to increase our chemical delivery module market share and introduce additional related products. Through our acquisition of a precision machining operation in December 2020, our IP purchase of developed flow controller technology in 2019, our acquisition of a Korean gas panel supplier in 2018, and our acquisitions of a weldment company and a precision machining company in 2017, we significantly expanded our served customer base with expanded product offerings. The acquisitions allow us to manufacture and assemble the complex plastic and metal products and precision machined components for the semiconductor equipment, including our existing customer base, as well as medical device, and general-industrial industries, while providing us exposure to and growth opportunities in the Korean and Japanese semiconductor capital equipment market.

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

History

We were originally incorporated as Celerity, Inc. (“Celerity”) in 1999. Our business of designing and manufacturing critical systems for semiconductor capital equipment manufacturers operated as a stand-alone business until 2009 when Celerity sold the business to a private equity fund. Francisco Partners (“FP”) acquired the business in December 2011 and formed Ichor Holdings, Ltd., an exempt company incorporated in the Cayman Islands, in March 2012 to serve as the parent company as part of a restructuring to accommodate the expansion of our business in Singapore and Malaysia. In April 2012, we acquired Semi Scenic UK Limited to provide refurbishment services for legacy tools. In April 2016, we purchased Ajax-United Patterns & Molds, Inc. (“Ajax”) for $17.6 million to add chemical delivery subsystem capabilities with existing customers. We completed the initial public offering of our ordinary shares in December 2016. In July 2017 we acquired Cal‑Weld, Inc. (“Cal‑Weld”) for $56.2 million to add to our gas delivery subsystem and weldment capabilities. In December 2017 we acquired Talon Innovations Corporation (“Talon”) for $137.8 million to add to our gas delivery subsystem, precision machining, and component manufacturing capabilities. In April 2018, we acquired IAN Engineering Co., Ltd. (“IAN”) for $6.5 million to provide us exposure to and growth opportunities in the Korean semiconductor capital equipment market. In December 2020, we acquired certain operating assets and assumed the operations of a business in Nogales, Mexico for $5.0 million to increase our precision machined component manufacturing capacity. We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth.

Customers, Sales and Marketing

We primarily market and sell our products directly to equipment OEMs in the semiconductor equipment market. In Japan, we utilize a value-added reseller to market and sell our chemical delivery system. We are dependent upon a small number of customers, as the semiconductor equipment manufacturer market is highly concentrated with five companies accounting for over 80% of all process tool revenues. For 2020, our two largest customers were Lam Research and Applied Materials, which accounted for 52% and 35% of sales, respectively. We do not have long-term contracts that require customers to place orders with us in fixed or minimum volumes, and we generally operate on a purchase order basis with customers.

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

Operations, Manufacturing and Supply Chain Management

We have developed a highly flexible manufacturing model with cost-effective locations situated nearby the manufacturing facilities of our largest customers. We have facilities in the United States, Singapore, Malaysia, the United Kingdom, Korea, and Mexico.

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

Manufacturing

We are ISO 9001 certified or compliant at our manufacturing locations, and our manufactured subsystems and modules adhere to strict design tolerances and specifications. We operate Class 100 and Class 10,000 clean room facilities for customer-specified testing, assembly, and integration of high-purity gas and chemical delivery systems at our locations in Singapore, Oregon, Texas, and Korea. We operate additional facilities in Malaysia, Oregon, Texas, and California for weldments and related components used in our gas delivery subsystems, and we operate facilities in California and Malaysia for critical components used in our chemical delivery subsystems. We operate facilities in Minnesota and Mexico for precision machining of components for sale to our customers and internal use. Many of our facilities are located in close proximity to our largest customers to allow us to collaborate with them on a regular basis and to enable us to deliver our products on a just-in-time basis, regardless of order size or the degree of changes in the applicable configuration or specifications.

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

We have built a team of fluid delivery experts. As of December 25, 2020, our engineering team consisted of approximately 90 engineers and designers with mechanical, electrical, chemical, systems, and software expertise. Our engineers are closely connected with our customers and typically work at our customers’ sites and operate as an extension of our customers’ design team. We engineer within our customers’ processes, design vaults, drawing standards, and part numbering systems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection, and functionality. The majority of our sales are generated from projects during which our engineers cooperated with our customer early in the design cycle. Through this early collaborative process, we become an integral part of our customers’ design and development processes, and we are able to quickly anticipate and respond to our customers’ changing requirements.

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

Competition

The markets for our products are very competitive. When we compete for new business, we face competition from other suppliers of gas or chemical delivery subsystems, and in some cases with the internal manufacturing groups of OEMs. While many OEMs have outsourced the design and manufacturing of their gas and chemical delivery systems, we would face additional competition if in the future these OEMs elected to develop and build these systems internally.

The fluid delivery subsystem market is concentrated, and we face competition primarily from Ultra Clean Technology, with additional competition from regional suppliers. The chemical delivery subsystem, weldments, and precision machining industries are fragmented, and we face competition from numerous smaller suppliers. In addition, the market for tool refurbishment is fragmented, and we compete with many regional competitors. The primary competitive factors we emphasize include:

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

Intellectual Property

Our success depends, in part, upon our ability to develop, maintain, and protect our technology and products and to conduct our business without infringing the proprietary rights of others. We continue to invest in securing intellectual property protection for our technology and products and protect our technology by, among other things, filing patent applications. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, copyrights and trademarks, to protect our proprietary rights. We have historically focused our patent protection efforts in the United States. As of December 25, 2020, we held 52 patents, 24 of which were U.S. patents and 14 of which were acquired as part of our IP purchase of developed flow controller technology in May 2019. While we consider our patents to be valuable assets, we do not believe the success of our business or our overall operations are dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our business.

We develop intellectual property for our own use in our products, as well as for our customers. Intellectual property developed on behalf of our customers is generally owned exclusively by those customers. In addition, we have agreed to indemnify certain of our customers against claims of infringement of the intellectual property rights of others with respect to our products. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims against us.

Human Capital Resources

In order to be a successful company, we believe that we must be a good corporate citizen, socially responsible, and recognize that our employees are our most important asset. We recognize and value each person’s diverse background and unique skill set and seek to foster an environment that encourages personal growth and professional development. We continue to further increase our commitment to diversity, inclusion, and equity through specific policies, practices, employee and manager training, and demonstrated executive leadership. Below are details demonstrating our commitment in this area.

Demographics

As of December 25, 2020, we had approximately 1,600 full‑time employees and 430 contract or temporary workers, which allow flexibility as business conditions and geographic demand change. Of our total workforce, approximately 90 are engineers, 80 are engaged in sales and marketing, 1,715 are engaged in manufacturing, and 145 perform executive and administrative functions. Our voluntary attrition was 12%, reduced from 15% from the prior year. Our employees are not unionized, and we have no participation in works councils. We have not experienced any material work stoppages at any of our facilities, with the exception of temporary shutdowns at certain of our facilities in the first half of 2020 due to the COVID‑19 pandemic. We believe our relationship with our employees to be good.

Total Rewards

As part of our total rewards philosophy, we believe in offering market-competitive compensation and benefits programs for our employees to attract and retain a talented and productive workforce. Our programs are designed to be externally competitive, internally fair and equitable, and our pay-for-performance philosophy aims to reward each individual for their contributions while striving for equal pay for work regardless of gender, race, or ethnicity. We offer a combination of fixed and variable pay which can vary by business and function. For our leadership and key talent, we provide equity based long-term compensation to create retention and incentive towards the company’s strategies and objectives. We provide benefits that are locally competitive, including retirement and savings plans with company contributions, health and welfare plans aimed to provide protection to employees, and in some instances, protection for employees’ families, and we provide a discounted employee stock purchase plan. We invest in wellness programs to promote physical, emotional, and financial well-being. In 2020, we expanded our employee cash spot bonus program to recognize employee contributions in improving quality and operational cost savings.

Learning and Development

We support our employees in their career development by providing a multi-dimensional approach to learning and development, including internal and external opportunities for professional development. This includes tuition reimbursement, online training, on the job training, diversity and inclusion training, and managerial coaching. We actively invest in leadership development, cultivating involvement, engagement, and empowerment of our future leaders in an active investment in succession planning and development. We also believe that maintaining an effective employee review and appraisal process, with regular managerial feedback and coaching, is critical to cultivating a learning organization.

Health and Safety

We are committed to monitoring and maintaining a healthy and safe environment for our employees. We facilitate “skip level” sessions, periodically survey employees, and use other communication forums to allow employees to express their opinions and concerns to management. We maintain a "whistle blower" hotline available to all employees for communicating concerns, including those around health and safety. During the COVID‑19 pandemic, we took necessary steps to ensure the health and safety of our employees and extended communities by following and often exceeding CDC and other government health organization guidelines from around the world. We adopted remote working as a new norm for office staff and made a significant investment in our IT infrastructure to enable uninterrupted virtual communication. For factory workers, we adopted strict guidelines to maintain safety of our workforce and business continuity.

Community Involvement

We have expanded our charitable contributions this past year to include educational scholarships specifically earmarked for under-represented minority groups attending college. We continue to support foodbanks and other local charities in the communities in which we operate.

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

Risk Factor Summary

The following is a summary of some important risk factors that could adversely affect our business, operations, and financial results.

Economic and Strategic Risks

•	Our business depends significantly on expenditures by manufacturers in the semiconductor capital equipment industry.
•	We rely on a very small number of OEM customers for a significant portion of our sales.
•	Our customers exert a significant amount of negotiating leverage over us.
•	The industries in which we participate are highly competitive and rapidly evolving.
•	We are exposed to risks associated with weakness in the global economy and geopolitical instability.
•	Our business has been adversely affected by the COVID‑19 pandemic and we continue to face risks related to COVID‑19.
•	If we do not keep pace with developments in the industries we serve and with technological innovation generally, our products and services may not be competitive.
•	We must design, develop, and introduce new products that are accepted by OEMs in order to retain our existing customers and obtain new customers.
•	Future acquisitions may present integration challenges, and the goodwill, indefinite-lived intangible assets, and other long-term assets recorded in connection with such acquisitions become impaired.
•	We are subject to fluctuations in foreign currency exchange rates.

Operational Risks

•	The manufacturing of our products is highly complex.
•	Defects in our products could damage our reputation, decrease market acceptance of our products.
•	We may incur unexpected warranty and performance guarantee claims.
•	Our dependence on a limited number of suppliers may harm our production output and increase our costs.
•	We are subject to order and shipment uncertainties.
•	Our customers generally require that they qualify our engineering, documentation, manufacturing and quality control procedures.
•	We may be subject to interruptions or failures in our information technology systems.
•	Certain of our customers require that we consult with them in connection with specified fundamental changes in our business.
•	Our business is largely dependent on the know-how of our employees, and we generally do not have an intellectual property position that is protected by patents.
•	The technology labor market is very competitive.
•	Labor disruptions could materially adversely affect our business.
•	Our business is subject to the risks of catastrophic events.

Legal and Regulatory Risks

•	Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.
•	Third parties have claimed and may in the future claim we are infringing their intellectual property.
•	From time to time, we may become involved in other litigation and regulatory proceedings.
•	As a global company, we are subject to the risks of doing business internationally.
•	Changes in U.S. trade policy, tariff, and import/export regulations may have a material adverse effect on our business.
•	We are subject to numerous environmental laws and regulations.
•	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
•

We previously identified material weaknesses in our internal control over financial reporting, and the failure to maintain an effective system of internal controls and procedures may cause investors to lose confidence in our financial reporting

•	The failure of our control systems may materially impact us
•	Compliance with SEC rules relating to “conflict minerals” may require us and our suppliers to incur substantial expense.

•	Changes in tax laws, tax rates or tax assets and liabilities could materially adversely affect our financial condition and results of operations.

Liquidity and Capital Resources Risks

•	Restrictive covenants under our Credit Facilities may limit our current and future operations.
•	The interest rates on our credit agreement might change based on changes to the method in which LIBOR or its replacement rate is determined.
•	We may not be able to generate sufficient cash to service all of our indebtedness.

Ordinary Share Ownership Risks

•	Our quarterly sales and operating results fluctuate significantly from period to period.
•	The price of our ordinary shares may fluctuate substantially.
•	Future sales of our ordinary shares, or the perception in the public markets that these sales may occur, may depress our share price.
•	We intend to remain an “emerging growth company” through the end of fiscal 2021.
•	We do not expect to pay any cash dividends for the foreseeable future.
•	Our articles of association contain anti-takeover provisions.
•	The issuance of preferred shares could adversely affect holders of ordinary shares.
•	You may face difficulties in protecting your interests as a shareholder.
•	Certain judgments obtained against us by our shareholders may not be enforceable.
•	There can be no assurance that we will not be a passive foreign investment company for any taxable year.
•	If a U.S. person is treated as owning at least 10% of our shares, such person may be subject to adverse U.S. federal income tax consequences.

Economic and Strategic Risks

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

The semiconductor capital equipment industry is highly concentrated and has experienced significant consolidation in recent years. As a result, a relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue for the foreseeable future. For 2020, our top two customers accounted for approximately 52% and 35%, respectively, of sales, and we expect that our sales will continue to be concentrated among a very small number of customers. We do not have any long-term contracts that require customers to place orders with us in fixed or minimum volumes. Accordingly, the success of our business depends on the success of our customers and those customers and other OEMs continuing to outsource the manufacturing of critical subsystems and process solutions to us. Because of the small number of OEMs in the markets we serve, a number of which are already our customers, it would be difficult to replace lost sales resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to a reduction in the amount of outsourcing they do, their giving orders to our competitors, their acquisition by an OEM who is not a customer or with whom we do less business, or otherwise. We have in the past lost business from customers for a number of these reasons. If we are unable to replace sales from customers who reduce the volume of products and services they purchase from us or terminate their relationship with us entirely, such events could have a material adverse impact on our business, financial condition and results of operations.

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

Our business is dependent upon manufacturers of semiconductor capital equipment, whose businesses in turn ultimately depend largely on consumer spending on semiconductor devices. Continuing uncertainty regarding the global economy continues to pose challenges to our business. Economic uncertainty and related factors, including current unemployment levels, uncertainty in debt markets, geopolitical instability in various parts of the world, fiscal uncertainty in the U.S. economy, market volatility and the slow rate of recovery of many countries from recent recessions, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel or refrain from placing orders for products or services, which may reduce sales and materially adversely affect our business, financial condition and results of operations. Difficulties in obtaining capital, uncertain market conditions or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect our key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from higher-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. Any of these conditions or events could have a material adverse effect on our business, financial condition and results of operations.

In 2016, the United Kingdom voted to leave the European Union (“EU”) (commonly referred to as “Brexit”). On December 24, 2020, an agreement was reached between the UK and EU regarding trade, services, commerce and human rights. The UK is now primarily focused on negotiating trade agreements with the United States and other countries. While the current UK – EU agreement does not create any new taxes for cross border commerce, a significant increase in paperwork required at the border could delay goods and as a result increase transit costs and time for delivery. The long-term nature of the UK’s relationship with other countries now that the EU negotiation is complete is unclear and there is considerable uncertainty with regards to future UK trade relationships. Brexit continues to have the potential to disrupt the free movement of goods, services, and people between the UK, the EU, and elsewhere. There can be no assurance that any or all of these events, or others that we cannot anticipate at this time, will not have a material adverse effect on our business, financial condition and results of operations.

Our business has been adversely affected by the COVID‑19 pandemic and we continue to face risks related to COVID‑19 which could significantly disrupt our operations, customer demand, and our suppliers’ ability to support us, resulting in material adverse impacts to our business, financial condition, operating results, and cash flows.

We are closely monitoring the COVID‑19 pandemic. The virus has spread to many countries and has been declared by the World Health Organization to be a pandemic, resulting in action from federal, national, state, and local governments that has significantly affected virtually all facets of the U.S. and global economies. The U.S. government has implemented enhanced screenings, quarantine requirements, and travel restrictions in connection with the COVID‑19 outbreak.

Shelter-in-place orders and other measures, including work-from-home and social distancing policies implemented to protect employees, have resulted in reduced workforce availability at product manufacturing sites, construction delays, and reduced output at some of our vendors and suppliers. Restrictions on our access to or operation of manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, can impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, can also impact our ability to meet demand and could materially adversely affect us. Our customers have experienced, and may continue to experience, disruptions in their operations and supply chains, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations.

Our business may be more adversely impacted by the effects of COVID‑19 in the future. We source materials from different parts of the world that have been affected by the virus which could have an adverse impact on our supply chain operations and ability to get materials needed to build our products. Additionally, the disruption to global markets that has occurred due to the epidemic has increased uncertainty for semiconductor demand. The current outbreak has resulted in an economic slowdown in many parts of the world, and it is impossible to predict the duration, speed, and location of a recovery and the impact a recovery would have on semiconductor demand and the demand for semiconductor capital equipment. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products.

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

The extent of the impact of COVID‑19 on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the outbreak, the speed of local vaccination distribution and the effectiveness of the vaccine, government mandates and guidelines designed to address the current state of the pandemic, and related travel advisories and restrictions, all of which are highly uncertain and cannot be predicted. In most countries in which we operate, the local government authorities have designated our operations as an “essential business” which allows us to continue to operate our factories and business under specific rules and protocols designed to ensure the health and safety of our employees, suppliers, and visitors to our facilities, however, changes to this classification may result in potential closure of our operations for an uncertain duration, impacting our business. Preventing the effects from, and responding to, this market disruption or any other public health threat, related or otherwise, may further increase costs of our business and may have a material adverse effect on our business, financial condition, and results of operations.

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

We must design, develop, and introduce new products that are accepted by OEMs in order to retain our existing customers and obtain new customers.

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

Future acquisitions may present integration challenges, and if the goodwill, indefinite-lived intangible assets, and other long-term assets recorded in connection with such acquisitions become impaired, we would be required to record impairment charges, which may be significant.

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

Operational Risks

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

We rely on our information technology systems to process transactions, summarize our operating results and manage our business. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events, such as fires, floods, earthquakes, tornadoes, hurricanes, severe weather, acts of war or terrorism, and usage errors by our employees. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations.

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

As of December 25, 2020, we had approximately 1,600 full time employees and 430 contract or temporary workers worldwide. None of our employees are unionized, but in various countries, local law requires our participation in works councils. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in manufacturing, and we cannot assure you that alternate qualified capacity would be available on a timely basis, or at all. As a result, labor disruptions at any of our facilities could materially adversely affect our business, financial condition and results of operations.

Our business is subject to the risks of severe weather, earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made disruptions, such as terrorism.

Our facilities could be subject to a catastrophic loss caused by natural disasters, including severe weather, fires, earthquakes or other events, including a terrorist attack, a pandemic, epidemic or outbreak of a disease (including the COVID‑19 coronavirus). While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, a pandemic, epidemic or outbreak of a disease (including the COVID‑19 coronavirus), hurricanes, fire, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities or the infrastructure on which such facilities rely. Additional, it could delay production and shipments, reduce sales, result in large expenses to repair or replace the facility and we may experience extended power outages at our facilities. Disruption in supply resulting from natural disasters or other causalities or catastrophic events may result in certain of our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner, disruptions in our operations or disruptions in our customers’ operations. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. To the extent that natural disasters or other calamities or causalities should result in delays or cancellations of customer orders, or the delay in the manufacture or shipment of our products, our business, financial condition and results of operations would be adversely affected.

Legal and Regulatory Risks

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

Changes in U.S. trade policy, tariff, and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Our international operations and transactions also depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The current U.S. presidential administration may institute or propose changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

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

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act until our fiscal year 2021. Accordingly, we may incur additional costs to comply with Section 404(b).

If we identify weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources.

We previously identified material weaknesses in our internal control over financial reporting, and if we fail to maintain an effective system of internal controls, disclosure controls, and procedures, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our share price.

As previously disclosed in our Annual Report on Form 10‑K for the year ended December 27, 2019, we identified material weaknesses in our internal controls over financial reporting related to the prevention and timely detection of funds transfers to unauthorized accounts due to criminal fraud by persons impersonating one of our suppliers. We completed remediation measures related to the material weaknesses and concluded that our internal control over financial reporting was effective as of December 27, 2019. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, perceptions of our creditworthiness, our ability to complete acquisitions, our ability to maintain compliance with covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports, or investor confidence in our financial reporting, any of which may divert management resources or cause our stock price to decline.

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

Liquidity and Capital Resources Risks

Restrictive covenants under our Credit Facilities may limit our current and future operations. If we fail to comply with those covenants, the lenders could cause outstanding amounts, which are currently substantial, to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.

As of December 25, 2020, we had total principal outstanding of $153.1 million under our term loan facility and $49.2 million under our revolving credit facility (collectively “credit facilities”). We may incur additional indebtedness in the future. Our credit facilities contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:

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

Ordinary Share Ownership Risks

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

We intend to remain an “emerging growth company” through the end of fiscal 2021 and our reduced public company disclosure could make our ordinary shares less attractive to investors.

We intend to remain an emerging growth company, as defined in the JOBS Act, through the end of fiscal 2021. Until such time, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation and may elect to take advantage of other reduced disclosure obligations in our SEC filings. As a result, the information that we provide to holders of our ordinary shares may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our ordinary shares less attractive as a result of our reliance on these exemptions. If some investors find our ordinary shares less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our ordinary shares and the price for our ordinary shares may be more volatile.

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

Based on the value of our assets and the composition of our income and assets, we do not believe we were treated as a PFIC for U.S. federal income purposes for our taxable year ended December 25, 2020. The determination of PFIC status is based on an annual determination that cannot be made until the close of a taxable year, involves extensive factual investigation, including ascertaining the fair market value of all of our assets on a quarterly basis and the character of each item of income that we earn, and is subject to uncertainty in several respects. Accordingly, we cannot assure you that we were not treated as a PFIC for our taxable year ended December 25, 2020 or any prior taxable year, that we will not be treated as a PFIC for the current or any future taxable year or that the IRS will not take a position contrary to any position that we take.

If we are a PFIC for any taxable year during which a U.S. person holds ordinary shares, certain adverse U.S. federal income tax consequences could apply to such U.S. person. You are strongly urged to consult your tax advisors as to whether or not we will be a PFIC and the consequences of such status on an investment in our shares in your particular circumstances.

If a U.S. person is treated as owning at least 10% of our shares, such person may be subject to adverse U.S. federal income tax consequences.

If a U.S. person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes one or more U.S. subsidiaries, in certain circumstances we could be treated as a controlled foreign corporation and/or certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are or are not treated as a controlled foreign corporation).

A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in United States property by controlled foreign corporations, whether or not we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. A failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent starting of the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. We do not intend to monitor whether we are or any of our current or future non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to us or any of our controlled foreign corporation subsidiaries. In addition, we cannot provide assurances that we will furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.

A U.S. investor should consult its tax advisors regarding the potential application of these rules to an investment in our shares in its particular circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 3185 Laurelview Ct., Fremont, California 94538. As of December 25, 2020, our principal manufacturing and administrative facilities, including our executive offices, comprises approximately 582,400 square feet. All of our facilities are leased, which allows for flexibility as business conditions and geographic demand change. The table below sets forth the approximate square footage of each of our facilities.

Location	Approximate Square Footage
Austin, Texas	25,700
East Blantyre, Scotland	37,700
Fremont, California	62,800
Nogales, Mexico	22,800
Osakis, Minnesota	22,300
Sauk Rapids, Minnesota	58,600
Selangor, Malaysia	31,900
Seoul, Korea	19,200
Singapore	97,700
Sparks, Nevada	7,500
Tualatin, Oregon	143,400
Union City, California	52,800

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Record

On February 26, 2021, all of our issued ordinary shares were held in “nominee” or “street” name or in our treasury account.

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

Our ordinary shares are listed for trading on the NASDAQ under the symbol “ICHR.” The Stock Price Performance Graph set forth below plots the cumulative total shareholder return on a quarterly basis of our ordinary shares from December 9, 2016, the date on which our shares began trading, through December 25, 2020, with the cumulative total return of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index over the same period. The comparison assumes $100 was invested on December 9, 2016 in the ordinary shares of Ichor Holdings, Ltd., in the Nasdaq Composite Index, and in the PHLX Semiconductor Sector Index and assumes reinvestment of dividends, if any.

$350
$300
$250
$200
$150
$100
$50
IPO
Q4'16
Q1'17
Q2'17
Q3'17
Q4'17
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Ichor Holdings, Ltd.
PHLX Semiconductor Sector Index
NASDAQ Composite

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present our historical selected consolidated financial data. The selected consolidated statement of operations data for 2020, 2019, and 2018, and the selected balance sheet data as of December 25, 2020 and December 27, 2019, are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data for 2017 and 2016 and balance sheet data as of December 28, 2018, December 29, 2017, and December 30, 2016 are derived from our audited consolidated financial statements not included in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical financial data below in conjunction with the section titled Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere in this report.

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018	December 29, 2017	December 30, 2016
		(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$914,236	$620,837	$823,611	$655,892	$405,747
Gross profit (1)	$124,892	$86,364	$136,137	$100,761	$65,395
Operating expenses (1) (2)	$83,340	$71,387	$72,172	$54,581	$41,524
Operating income	$41,552	$14,977	$63,965	$46,180	$23,871
Net income from continuing operations (3) (4)	$33,279	$10,729	$57,883	$56,915	$20,779
Diluted earnings per share from continuing operations, attributable to ordinary shareholders (5)	$1.42	$0.47	$2.30	$2.17	$0.87
Shares used to compute diluted earnings per share from continuing operations, attributable to ordinary shareholders (5)	23,460,105	22,766,903	25,128,055	26,218,424	1,967,926

	December 25, 2020	December 27, 2019	December 28, 2018	December 29, 2017	December 30, 2016
		(in thousands)
Consolidated Balance Sheet Data:
Cash and restricted cash	$252,899	$60,612	$43,834	$69,304	$52,648
Working capital	$333,680	$113,080	$123,821	$131,233	$56,020
Total assets	$774,172	$566,555	$485,489	$557,684	$282,491
Long-term debt (6)	$202,287	$181,037	$204,787	$189,535	$39,830
Preferred shares	$—	$—	$—	$—	$—
Total shareholders’ equity	$411,689	$221,416	$198,326	$216,762	$141,659

(1)	Share-based compensation included in the consolidated statement of operations data above was as follows:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018	December 29, 2017	December 30, 2016
		(in thousands)
Share-Based Compensation Expense:
Gross profit	$991	$705	$608	$118	$20
Operating expenses	8,884	7,832	6,969	2,112	3,196
Total share-based compensation expense	$9,875	$8,537	$7,577	$2,230	$3,216

(2)

As part of our purchase price allocations for our acquisitions of IAN in April 2018, Talon in December 2017, and Cal‑Weld in July 2017, we recorded acquired-inventory at fair value, resulting in a fair value step-up. Accordingly, $4.8 million and $5.2 million were subsequently charged to cost of sales in 2018 and 2017, respectively, as the acquired-inventory was sold.

(3)

During 2020, income tax benefit primarily consisted of the benefit from our tax holiday in Singapore, as well as the impacts of withholding taxes, stock option exercises, and credit generation. During 2019, income tax benefit primarily consisted of taxable loss incurred in the United States, the benefit from our tax holiday in Singapore, as well as the impacts of withholding taxes, stock option exercises, credit generation, and the release of tax reserves established in purchase accounting. During 2018, income tax benefit primarily consisted of the impact of U.S. operations, offset by discrete tax benefits, including the release of a valuation allowance against our foreign tax credit carryforwards we now expect to realize as a result of additional analysis of the Tax Cuts and Jobs Act and stock option exercises. During 2017, income tax benefit from continuing operations primarily consisted of the impact of foreign operations, including withholding taxes, offset by a $7.6 million tax benefit as a result of our acquisitions (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report), a $5.9 million tax benefit from revaluing our deferred taxes from 35% to 21% due to the Tax Cuts and Jobs Act, and a $1.6 million benefit from re-characterizing intercompany debt to equity between our U.S. and Singapore entities related to the reversal of previously accrued withholding taxes. During 2016, income tax benefit from continuing operations primarily consisted of the impact of foreign operations, including withholding taxes, offset by a tax benefit in 2016 as a result of our acquisition (see Note 2 – Acquisitions of our consolidated financial statements included elsewhere in this report).

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

(5)

Diluted earnings per share from continuing operations, attributable to ordinary shareholders, was presented in conformity with the two-class method during 2016, as we had two classes of stock until our December 2016 IPO. We considered our convertible preferred shares to be a participating security as the convertible preferred shares participated in dividends with ordinary shareholders, when and if declared by our Board of Directors. In the event a dividend was paid on ordinary shares, the holders of preferred shares were entitled to a proportionate share of any such dividend as if they were holders of ordinary shares (on an as-if converted basis). The convertible preferred shares did not participate in incurred losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to ordinary shareholders.

(6)

Does not include debt issuance costs of $2.0 million, $3.0 million, $3.9 million, $2.8 million, and $1.9 million as of December 25, 2020, December 27, 2019, December 28, 2018, December 29, 2017, and December 30, 2016, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors”. For discussion related to changes in financial condition and the results of operations for fiscal year 2018-related items, refer to Part II, Item 7 in our Annual Report on Form 10‑K for fiscal year 2019, which was filed with the Securities and Exchange Commission on March 6, 2020.

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

We have a global footprint with production facilities in California, Minnesota, Oregon, Texas, Singapore, Malaysia, the United Kingdom, Korea, and Mexico. In 2020, 2019, and 2018, our two largest customers by revenue were Lam Research and Applied Materials.

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

Cyclicality of Semiconductor Capital Equipment Industry

Our business is subject to the cyclicality of the capital expenditures of the semiconductor industry, which drives cyclicality in the semiconductor capital equipment industry in which we operate. In 2020, we derived over 95% of our sales from the semiconductor capital equipment industry. Demand for semiconductor capital equipment can fluctuate significantly based on changes in general economic conditions, including consumer spending, demand for semiconductor products, pricing, and other factors. In the past, these fluctuations have resulted in significant variations in the levels of spending within the semiconductor capital equipment industry, and as a result, our results of operations. The cyclicality of the semiconductor industry will continue to impact our results of operations in the future.

Customer Concentration

The number of capital equipment manufacturers for the semiconductor device industry is significantly consolidated, resulting in a small number of large manufacturers. Our customers are a significant component of this consolidation, resulting in our sales being concentrated in a few customers. In 2020, our top two customers were Lam Research and Applied Material, with Lam Research and Applied Materials accounting for approximately 52% and 35% of sales, respectively. The sales we generated from these customers in 2020 were spread across 42 different product lines utilized in 13 unique manufacturing process steps. We believe the diversity of products that we provide to these customers, combined with the fact that our customers use our products on numerous types of process equipment, lessens the impact of the inherent concentration in the industry. Our customers often require reduced prices or other pricing, quality, or delivery commitments as a condition to their purchasing from us in any given period or increasing their purchase volume, which can, among other things, result in reduced gross margins in order to maintain or expand our market share. Although we do not have any long-term contracts that require customers to place orders with us, Lam Research and Applied Materials have been our customers for over 10 years.

Acquisitions

We acquired Cal‑Weld, a California-based leader in the design and fabrication of precision, high purity industrial components, subsystems, and systems, in July 2017 for $56.2 million. We also acquired Talon, a Minnesota-based leader in the design and manufacturing of high precision machined parts used in leading edge semiconductor tools, in December 2017 for $137.8 million. On a combined basis, these acquisitions contributed approximately $57.5 million to sales in 2017. We acquired IAN, a Seoul-based leader in providing locally-sourced design and manufacturing of gas delivery systems to customers in Korea, for $6.5 million, which contributed $7.7 million to sales in 2018. These acquisitions continue to have a significant impact on our financial position and results of operations. In December 2020, we acquired certain operating assets and assumed the operations of a business in Nogales, Mexico for $5.0 million to increase our precision machined component manufacturing capacity. We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth, and any such acquisitions could have a material impact on our business and results of operations.

COVID-19 Pandemic and Market Conditions Update

The COVID‑19 pandemic and related economic repercussions have created, and are expected to continue to create, significant volatility, uncertainty, and turmoil in our industry. While our facilities are currently not subject to any site-wide government shutdowns, “social distancing” guidelines are resulting, and will continue to result in, reduced factory output. In addition, an increase in direct costs within our factories associated with employee personal protective equipment (“PPE”), facility cleaning and layout changes, together with increases in logistics costs and employee labor costs, as well as other operating inefficiencies have resulted in, and may continue to result in, lower revenues and operating margins. The extent and duration of these impacts cannot be specifically quantified given the dynamic nature and breadth of the pandemic’s impact on our operations and that of our customers and suppliers.

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

Cost of Sales and Gross Profit

Cost of sales consists primarily of purchased materials, direct labor, indirect labor, factory overhead cost, and depreciation expense for our manufacturing facilities and equipment, as well as certain engineering costs that are related to non-recurring engineering services that we provide to, and for which we invoice, our customers in connection with their product development activities. Our business has a highly variable cost structure with a low fixed overhead structure as a percentage of cost of sales. In addition, our existing global manufacturing plant capacity is scalable, and we are able to adjust to increased customer demand for our products without significant additional capital investment. We operate our business in this manner to avoid having excessive fixed costs during a cyclical downturn while retaining flexibility to expand our production volumes during periods of growth. However, this approach results in a smaller increase in gross margin as a percentage of sales in times of increased demand.

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

Other Expense (Income), Net

The functional currency of our international operations located in the Singapore, Malaysia, the United Kingdom, and Mexico is the U.S. dollar. Transactions denominated in currencies other than the functional currency generate foreign exchange gains and losses that are included in other expense (income), net on the accompanying consolidated statements of operations. Substantially all of our sales contracts, and most of our agreements with third-party suppliers, provide for pricing and payment in U.S. dollars. Accordingly, these transactions are not subject to material exchange rate fluctuations.

Income Tax Benefit

During 2020, income tax benefit consisted primarily of the benefit from our tax holiday in Singapore, as well as the impacts of withholding taxes, stock option exercises, and credit generation. During 2019, income tax benefit consisted primarily of taxable loss incurred in the United States, the benefit from our tax holiday in Singapore, as well as the impacts of withholding taxes, stock option exercises, credit generation, and the release of tax reserves established in purchase accounting. During 2018, income tax benefit consisted primarily of the impact of U.S. operations, offset by discrete tax benefits, including the release of a valuation allowance against our foreign tax credit carryforwards we now expect to realize as a result of additional analysis of the Tax Cuts and Jobs Act and stock option exercises.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$914,236	$620,837	$823,611
Cost of sales	789,344	534,473	687,474
Gross profit	124,892	86,364	136,137
Operating expenses:
Research and development	13,361	11,102	9,355
Selling, general, and administrative	56,614	47,270	47,448
Amortization of intangible assets	13,365	13,015	15,369
Total operating expenses	83,340	71,387	72,172
Operating income	41,552	14,977	63,965
Interest expense	8,727	10,647	9,987
Other expense (income), net	534	55	(241)
Income before income taxes	32,291	4,275	54,219
Income tax benefit	(988)	(6,454)	(3,664)
Net income	$33,279	$10,729	$57,883

The following table sets forth our results of operations as a percentage of our total sales for the periods presented.

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018

Consolidated Statements of Operations Data:
Net sales	100.0	100.0	100.0
Cost of sales	86.3	86.1	83.5
Gross profit	13.7	13.9	16.5
Operating expenses:
Research and development	1.5	1.8	1.1
Selling, general, and administrative	6.2	7.6	5.8
Amortization of intangible assets	1.5	2.1	1.9
Total operating expenses	9.1	11.5	8.8
Operating income	4.5	2.4	7.8
Interest expense	1.0	1.7	1.2
Other expense (income), net	0.1	0.0	0.0
Income before income taxes	3.5	0.7	6.6
Income tax benefit	(0.1)	(1.0)	(0.4)
Net income	3.6	1.7	7.0

Comparison of Fiscal Years 2020 and 2019

Net Sales

	Year Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(dollars in thousands)
Net sales	$914,236	$620,837	$293,399	47.3%

The increase in net sales from 2019 to 2020 was primarily due to increased demand from our customers as a result of growth in the global wafer fabrication equipment market, as well as share-gains at our largest customers. On a geographic basis, sales in the U.S. increased by $161.9 million to $491.0 million, and foreign sales increased by $131.5 million to $423.3 million.

Cost of Sales and Gross Profit

	Year Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(dollars in thousands)
Cost of sales	$789,344	$534,473	$254,871	47.7%
Gross profit	$124,892	$86,364	$38,528	44.6%
Gross margin	13.7%	13.9%		- 20 bps

The increase in cost of sales and gross profit from 2019 to 2020 was primarily due to increased sales volume.

The 20 basis point decrease in our gross margin from 2019 to 2020 was primarily due to increased costs to operate our production facilities in response to the COVID‑19 pandemic (see “COVID‑19 Pandemic and Market Conditions Update” above), as well as the impacts of certain discrete charges to cost of sales during 2020, including a loss on the sale of certain property and equipment and inventories from our Tampa, Florida facility of $3.6 million, costs incurred in connection with the shutdown of our Union City, California facility of $2.2 million, and a contract settlement loss recorded upon reaching a mutual settlement with the counterparty of a contract dispute of $1.4 million. These charges, which had a combined 70 basis point impact on our gross margin, were mostly offset by higher operating leverage as a result of increased factory utilization and favorable product mix on a year-over-year basis.

Research and Development

	Year Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(dollars in thousands)
Research and development	$13,361	$11,102	$2,259	20.3%

The increase in research and development expenses from 2019 to 2020 was primarily due to incremental expenses related to the development of our flow controller technology, as well as increased employee-related expense from our existing engineering team, partially offset by lower travel-related expenses.

Selling, General, and Administrative

	Year Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$56,614	$47,270	$9,344	19.8%

The increase in selling, general, and administrative expense from 2019 to 2020 was primarily due to (i) $1.8 million in executive transition costs associated with the transition of our former CEO to Executive Chairman, (ii) $4.7 million in increased employee-related expense, of which $0.8 million was from increased share-based compensation expense, (iii) $1.6 million in increased legal and professional fees, (iv) $1.0 million in increased occupancy costs, and (v) $1.7 million in other administrative costs to support the growing company; partially offset by $0.8 million in reduced travel-related costs and the release of a $0.7 million indemnification asset in the first quarter of 2019, which was recorded in connection with our acquisition of Cal‑Weld in 2017, that did not repeat in 2020.

Amortization of Intangible Assets

	Year Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$13,365	$13,015	$350	2.7%

The increase in amortization expense from 2019 to 2020 was primarily due to incremental amortization expense from purchased developed technology IP assets in May 2019.

Interest Expense

	Year Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(dollars in thousands)
Interest expense	$8,727	$10,647	$(1,920)	-18.0%

The decrease in interest expense from 2019 to 2020 was primarily due to a 103 basis point decrease in our weighted average interest rate, from 4.78% to 3.75%, partially offset by a $3.9 million increase in the average amount borrowed during the year as a result of a net draw on our revolving facility, which was partially offset by quarterly term loan payments.

Other Expense, Net

	Year Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(dollars in thousands)
Other expense, net	$534	$55	$479	870.9%

The increase in other expense, net from 2019 to 2020 was primarily due to transactions denominated in the local currencies of our foreign operations, as the U.S. dollar fell against the local currencies during most of the second half. These local currencies consist primarily of the Singapore dollar, Malaysian ringgit, British pound, euro, and South Korean won.

Income Tax Benefit

	Year Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(dollars in thousands)
Income tax benefit	$(988)	$(6,454)	$5,466	-84.7%

The decrease in income tax benefit from 2019 to 2020 was primarily due to decreased benefit from taxable losses incurred in the United States, partially offset by increased income in Singapore subject to a tax holiday.

Non-GAAP Results

Management uses non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP net income is defined as: net income excluding (1) amortization of intangible assets, share-based compensation expense, and non-recurring expenses, including contract settlement losses and divestiture and facility shutdown related charges; and (2) the tax impacts associated with our non-GAAP adjustments, as well as non-recurring discrete tax items. Non-GAAP diluted EPS is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period.

The following table presents our unaudited non‑GAAP net income and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
U.S. GAAP net income	$33,279	$10,729	$57,883
Non-GAAP adjustments:
Amortization of intangible assets	13,365	13,015	15,369
Share-based compensation	9,875	8,537	7,577
Other non-recurring expense, net (1)	7,181	2,808	1,727
Contract settlement loss (2)	1,386	—	—
Facility shutdown costs (3)	2,463	—	—
Fair value adjustment to inventory from acquisitions (4)	—	—	4,839
Tax adjustments related to non-GAAP adjustments (5)	(8,507)	(6,743)	(8,203)
Tax benefit from release of valuation allowance (6)	—	—	(4,140)
Non-GAAP net income	$59,042	$28,346	$75,052
U.S. GAAP diluted EPS	$1.42	$0.47	$2.30
Non-GAAP diluted EPS	$2.52	$1.25	$2.99
Shares used to compute diluted EPS	23,460,105	22,766,903	25,128,055

(1)

Included in this amount for 2020 are primarily (i) a $3.6 million loss on the sale of inventories and property and equipment from our Tampa, Florida facility, (ii) non-capitalized costs incurred in connection with our implementation of a new ERP system and a Sarbanes-Oxley (“SOX”) compliance program, and (iii) costs associated with restructuring and transitioning key leadership roles.

Included in this amount for 2019 are primarily (i) acquisition-related expenses associated with a charge to expense from the extinguishment of an indemnification asset related to our acquisition of Cal‑Weld in 2017 and expense associated with a two-year retention agreement between the Company and key management personnel of IAN (the “IAN retention agreement”), (ii) costs associated with restructuring and transitioning key leadership roles, and (iii) non-capitalized costs incurred in connection with our implementation of a new ERP system and a SOX compliance program.

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
(3)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we expect to complete by the end of the first quarter of 2021. Included in this amount are (i) inventory write-off costs of $1.3 million amount for the year ended December 25, 2020; (ii) severance costs associated with affected employees of $0.1 million, $0.2 million, and $0.5 million for the fourth quarter of 2020, the third quarter of 2020, and the year ended December 25, 2020, respectively; and (iii) accelerated depreciation charges in excess of pre-shutdown decision run-rate associated with property and equipment expected to be abandoned at the time of facility closure of $0.3 million, $0.3 million, and $0.6 million for the fourth quarter of 2020, the third quarter of 2020, and the year ended December 25, 2020.

(4)

As part of our purchase price allocations for our acquisitions of Cal‑Weld in July 2017, Talon in December 2017, and IAN in April 2018, we recorded acquired-inventory at fair value, resulting in a fair value step-up of $3.6 million, $6.2 million, and $0.3 million, respectively. These amounts were subsequently released to cost of sales as acquired-inventory was sold.

(5)

Adjusts U.S. GAAP income tax expense (benefit) for impact of our non-GAAP adjustments, as defined, including the impacts of excluding share-based compensation, amortization of intangible assets, and other non-recurring expenses. This adjustment also excludes the impact of non-recurring discrete tax items.

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

	Three Months Ended
	December 25, 2020	September 25, 2020	June 26, 2020	March 27, 2020	December 27, 2019	September 27, 2019	June 28, 2019	March 29, 2019
	(in thousands, except share and per share amounts)
Sales	$244,966	$227,678	$221,564	$220,028	$189,355	$154,456	$139,195	$137,831
Cost of sales	210,616	195,172	192,302	191,254	163,440	133,763	119,662	117,608
Gross profit	34,350	32,506	29,262	28,774	25,915	20,693	19,533	20,223
Operating expenses:
Research and development	3,261	3,269	3,509	3,322	3,090	2,987	2,634	2,391
Selling, general and administrative	13,516	13,367	13,113	16,618	13,779	11,048	10,685	11,758
Amortization of intangible assets	3,357	3,338	3,336	3,334	3,340	3,336	3,202	3,137
Total operating expenses	20,134	19,974	19,958	23,274	20,209	17,371	16,521	17,286
Operating income	14,216	12,532	9,304	5,500	5,706	3,322	3,012	2,937
Interest expense	1,999	2,052	2,302	2,374	2,454	2,663	2,762	2,768
Other expense (income), net	321	242	2	(31)	67	(43)	7	24
Income before income taxes	11,896	10,238	7,000	3,157	3,185	702	243	145
Income tax expense (benefit)	(625)	(310)	189	(242)	(4,767)	(221)	(93)	(1,373)
Net income	$12,521	$10,548	$6,811	$3,399	$7,952	$923	$336	$1,518
Diluted net income per share:	$0.51	$0.45	$0.30	$0.15	$0.35	$0.04	$0.01	$0.07
Shares used to compute diluted net income per share:	24,370,434	23,347,460	23,066,976	23,181,127	22,993,767	22,718,882	22,663,053	22,536,209

The following table sets forth our unaudited quarterly consolidated statement of operations data as a percentage of sales for the periods indicated.

	Three Months Ended
	December 25, 2020	September 25, 2020	June 26, 2020	March 27, 2020	December 27, 2019	September 27, 2019	June 28, 2019	March 29, 2019

Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of sales	86.0	85.7	86.8	86.9	86.3	86.6	86.0	85.3
Gross profit	14.0	14.3	13.2	13.1	13.7	13.4	14.0	14.7
Operating expenses:
Research and development	1.3	1.4	1.6	1.5	1.6	1.9	1.9	1.7
Selling, general and administrative	5.5	5.9	5.9	7.6	7.3	7.2	7.7	8.5
Amortization of intangible assets	1.4	1.5	1.5	1.5	1.8	2.2	2.3	2.3
Total operating expenses	8.2	8.8	9.0	10.6	10.7	11.2	11.9	12.5
Operating income	5.8	5.5	4.2	2.5	3.0	2.2	2.2	2.1
Interest expense	0.8	0.9	1.0	1.1	1.3	1.7	2.0	2.0
Other expense (income), net	0.1	0.1	0.0	0.0	0.0	0.0	0.0	0.0
Income before income taxes	4.9	4.5	3.2	1.4	1.7	0.5	0.2	0.1
Income tax expense (benefit)	(0.3)	(0.1)	0.1	(0.1)	(2.5)	(0.1)	(0.1)	(1.0)
Net income	5.1	4.6	3.1	1.5	4.2	0.6	0.2	1.1

Seasonality

We have not historically experienced meaningful seasonality with respect to our business or results of operations.

Liquidity and Capital Resources

We had cash of $252.9 million as of December 25, 2020, compared to $60.6 million as of December 27, 2019. Our principal uses of liquidity are to fund our working capital needs, purchase new capital equipment, and acquisitions. The increase was primarily due to net proceeds of $139.4 million from our issuance of 4.6 million ordinary shares on December 14, 2020, cash provided by operating activities of $38.3 million, net proceeds from our credit facilities of $21.3 million, and net proceeds from the issuance of shares under our share-based compensation plans of $8.0 million, partially offset by capital expenditures of $10.3 million and by cash paid to acquire a precision machining operation in Sonora, Mexico of $5.0 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
	(in thousands)
Cash provided by operating activities	$38,260	$57,150	$60,475
Cash used in investing activities	(14,597)	(20,490)	(15,363)
Cash provided by (used in) financing activities	168,624	(19,882)	(70,582)
Net increase (decrease) in cash	$192,287	$16,778	$(25,470)

Operating Activities

Cash generated by operating activities of $38.3 million during 2020 was due to net income of $33.3 million and net non-cash charges of $37.0 million, offset by an increase in our net operating assets and liabilities of $32.0 million. Net non-cash charges primarily consisted of depreciation and amortization of $24.2 million, share-based compensation of $9.9 million, and a loss on the sale of equipment and inventory from our Tampa, Florida facility of $3.6 million, partially offset by deferred taxes of $1.7 million. The increase in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $16.1 million, a decrease of accounts payable of $14.5 million, an increase in inventories of $8.5 million, and an increase in prepaid expenses and other assets of $2.1 million, partially offset by an increase in accrued and other liabilities of $9.2 million. The increase in accounts receivable was primarily due to increased sales volume during the fourth quarter of 2020 compared to the fourth quarter of 2019. The decrease in accounts payable was primarily due to the timing of purchases, material receipts, and payments near the end of the fourth quarter of 2020 compared to the fourth quarter of 2019

Cash generated by operating activities of $57.2 million during 2019 was due to net income of $10.7 million, net non-cash charges of $24.2 million, and a decrease in our net operating assets and liabilities of $22.2 million. Non-cash charges of $24.2 million primarily consist of depreciation and amortization of $21.9 million and share-based compensation of $8.5 million, partially offset by deferred taxes of $7.1 million. The decrease in our net operating assets and liabilities was primarily due to an increase in accounts payable of $68.0 million, partially offset by an increase in accounts receivable of $44.6 million, resulting from increased purchasing and sales activity as we ended 2019 compared to ending 2018.

Cash generated by operating activities of $60.5 million during 2018 was due to net income of $57.9 million and net non-cash charges of $24.9 million, partially offset by an increase in our net operating assets and liabilities of $22.3 million, net of acquired assets and liabilities. Non-cash charges primarily consist of depreciation and amortization of $23.1 million and share-based compensation of $7.6 million, partially offset by deferred income taxes of $6.7 million. The increase in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued and other liabilities of $62.2 million and $5.0 million, respectively, partially offset by a decrease in inventories and accounts receivable of $35.1 million and $10.4 million, respectively.

Investing Activities

Cash used in investing activities of $14.6 million during 2020 was due to capital expenditures of $10.3 million and cash paid for acquisitions of $5.0 million, partially offset by $0.7 million in proceeds from the sale of certain property and equipment from our Tampa, Florida facility.

Cash used in investing activities of $20.5 million during 2019 was due to capital expenditures of $12.3 million and cash paid for developed technology assets of $8.1 million.

Cash used in investing activities of $15.4 million during 2018 was due to capital expenditures of $13.9 million and net cash paid in connection with acquisitions of $1.4 million.

Financing Activities

Cash generated by financing activities of $168.6 million during 2020 was due to net proceeds of $139.4 million from our issuance of 4.6 million ordinary shares on December 14, 2020, net proceeds from our credit facilities of $21.3 million, and net proceeds from the issuance of shares under our share-based compensation plans of $8.0 million.

Cash used in financing activities of $19.9 million during 2019 was due to net payments on long-term debt of $23.8 million and share repurchases of $1.6 million, partially offset by net proceeds from the issuance of ordinary shares under our share-based compensation plans of $5.5 million.

Cash used in financing activities of $70.6 million during 2018 was due to share repurchases of $90.0 million and debt modification costs in connection with the refinancing of our credit facilities in February 2018 of $2.1 million, partially offset by net borrowing on long-term debt of $15.3 million and proceeds related to issuances of ordinary shares under our share-based compensation plans of $6.2 million.

Credit Facilities

For a description of our Credit Facilities, please review the information provided in Note 9 – Credit Facilities of our consolidated financial statements included in Part IV, Item 15 of this report.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 25, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$11,025	$5,128	$5,623	$274	$—
Long-term debt obligations, principal (1)	202,287	8,750	193,537	—	—
Long-term debt obligations, interest (2)	13,851	6,700	7,151	—	—
Total	$227,163	$20,578	$206,311	$274	$—

(1)	Represents the contractually required principal payments under our Credit Facilities in accordance with the required principal payment schedule.
(2)

Represents the contractually required interest payments under our Credit Facilities in accordance with the required interest payment schedule. Interest costs have been estimated based on interest rates in effect for such indebtedness as of December 25, 2020.

The table above does not include amounts related to uncertain tax positions because we cannot reliably estimate the timing of the settlement of such liabilities.

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

Inventory Valuation

To understand our inventory valuation accounting policy, please review the information provided in Note 1 – Organization and Summary of Significant Accounting Policies. During 2020, 2019, and 2018, we wrote down inventory determined to be excessive or obsolete by $4.6 million, $1.1 million, and $1.9 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 25, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Interest Rate Risk

We had total indebtedness of $202.3 million as of December 25, 2020, exclusive of $2.0 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% interest rate change on our outstanding debt would have resulted in a $2.0 million change to interest expense during 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 25, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 25, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Limitations on Effectiveness of Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 25, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 25, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 25, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 25, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 25, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ichor Holdings, Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ichor Holdings, Ltd. and subsidiaries (the Company) as of December 25, 2020 and December 27, 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 25, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2020 and December 27, 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 25, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 29, 2018 due to the adoption of Accounting Standards Update (“ASU”) 2016‑02, Leases, and ASU 2018‑11, Leases: Targeted Improvements (Topic 842).

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

Portland, Oregon

March 5, 2021

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 25, 2020	December 27, 2019
Assets
Current assets:
Cash	$252,899	$60,612
Accounts receivable, net	100,977	84,849
Inventories	134,756	127,037
Prepaid expenses and other current assets	7,082	4,449
Total current assets	495,714	276,947
Property and equipment, net	41,811	44,541
Operating lease right-of-use assets	10,088	14,198
Other noncurrent assets	5,503	1,094
Deferred tax assets, net	6,324	4,738
Intangible assets, net	39,845	52,027
Goodwill	174,887	173,010
Total assets	$774,172	$566,555
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$116,664	$131,578
Accrued liabilities	20,792	12,814
Other current liabilities	10,700	5,233
Current portion of long-term debt	8,750	8,750
Current portion of lease liabilities	5,128	5,492
Total current liabilities	162,034	163,867
Long-term debt, less current portion, net	191,522	169,304
Lease liabilities, less current portion	5,272	9,081
Deferred tax liabilities, net	109	210
Other non-current liabilities	3,546	2,677
Total liabilities	362,483	345,139
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 27,907,077 and 22,618,708 shares outstanding, respectively; 32,344,516 and 27,056,147 shares issued, respectively)	3	2
Additional paid in capital	399,311	242,318
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	103,953	70,674
Total shareholders’ equity	411,689	221,416
Total liabilities and shareholders’ equity	$774,172	$566,555

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Net sales	$914,236	$620,837	$823,611
Cost of sales	789,344	534,473	687,474
Gross profit	124,892	86,364	136,137
Operating expenses:
Research and development	13,361	11,102	9,355
Selling, general, and administrative	56,614	47,270	47,448
Amortization of intangible assets	13,365	13,015	15,369
Total operating expenses	83,340	71,387	72,172
Operating income	41,552	14,977	63,965
Interest expense	8,727	10,647	9,987
Other expense (income), net	534	55	(241)
Income before income taxes	32,291	4,275	54,219
Income tax benefit	(988)	(6,454)	(3,664)
Net income	$33,279	$10,729	$57,883
Net income per share:
Basic	$1.44	$0.48	$2.34
Diluted	$1.42	$0.47	$2.30
Shares used to compute net income per share:
Basic	23,172,961	22,418,802	24,706,542
Diluted	23,460,105	22,766,903	25,128,055

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

						Retained
			Additional			Earnings	Total
	Ordinary Shares		Paid-In	Treasury Shares		(Accumulated	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit)	Equity
Balance at December 29, 2017	25,892,162	$3	$214,697	—	$—	$2,062	$216,762
Ordinary shares issued from exercise of stock options	573,162	—	5,661	—	—	—	5,661
Ordinary shares issued from vesting of restricted share units	79,336	—	(91)	—	—	—	(91)
Ordinary shares issued from employee share purchase plan	29,377	—	514	—	—	—	514
Repurchase of ordinary shares	(4,339,529)	(1)	—	4,339,529	(89,979)	—	(89,980)
Share-based compensation expense	—	—	7,577	—	—	—	7,577
Net income	—	—	—	—	—	57,883	57,883
Balance at December 28, 2018	22,234,508	2	228,358	4,339,529	(89,979)	59,945	198,326
Ordinary shares issued from exercise of stock options	353,027	—	5,042	—	—	—	5,042
Ordinary shares issued from vesting of restricted share units	81,438	—	(290)	—	—	—	(290)
Ordinary shares issued from employee share purchase plan	47,645	—	671	—	—	—	671
Repurchase of ordinary shares	(97,910)	—	—	97,910	(1,599)	—	(1,599)
Share-based compensation expense	—	—	8,537	—	—	—	8,537
Net income	—	—	—	—	—	10,729	10,729
Balance at December 27, 2019	22,618,708	$2	$242,318	4,437,439	$(91,578)	$70,674	$221,416
Ordinary shares issued, net of transaction costs	4,600,000	1	139,371	—	—	—	139,372
Ordinary shares issued from exercise of stock options	514,481	—	8,849	—	—	—	8,849
Ordinary shares issued from vesting of restricted share units	140,700	—	(1,829)	—	—	—	(1,829)
Ordinary shares issued from employee share purchase plan	33,188	—	727	—	—	—	727
Share-based compensation expense	—	—	9,875	—	—	—	9,875
Net income	—	—	—	—	—	33,279	33,279
Balance at December 25, 2020	27,907,077	$3	$399,311	4,437,439	$(91,578)	$103,953	$411,689

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Cash flows from operating activities:
Net income	$33,279	$10,729	$57,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,246	21,869	23,064
Share-based compensation	9,875	8,537	7,577
Deferred income taxes	(1,687)	(7,131)	(6,687)
Amortization of debt issuance costs	968	937	970
Loss on sale of asset disposal group	3,575	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(16,128)	(44,562)	10,425
Inventories	(8,527)	(5,931)	35,126
Prepaid expenses and other assets	(2,076)	6,067	(685)
Accounts payable	(14,509)	67,966	(62,173)
Accrued liabilities	7,722	3,214	(3,518)
Other liabilities	1,521	(4,545)	(1,507)
Net cash provided by operating activities	38,259	57,150	60,475
Cash flows from investing activities:
Capital expenditures	(10,301)	(12,343)	(13,920)
Cash paid for acquisitions, net of cash acquired	(5,035)	—	(1,443)
Cash paid for intangible assets	—	(8,147)	—
Proceeds from sale of property and equipment	739	—	—
Net cash used in investing activities	(14,597)	(20,490)	(15,363)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	139,372	—	—
Issuance of ordinary shares under share-based compensation plans	9,832	5,757	6,329
Employees' taxes paid upon vesting of restricted share units	(1,829)	(290)	(91)
Repurchase of ordinary shares	—	(1,599)	(89,980)
Debt issuance and modification costs	—	—	(2,092)
Borrowings on revolving credit facility	30,000	13,000	44,162
Repayments on revolving credit facility	—	(28,000)	(20,000)
Repayments on term loan	(8,750)	(8,750)	(8,910)
Net cash provided by (used in) financing activities	168,625	(19,882)	(70,582)
Net increase in cash	192,287	16,778	(25,470)
Cash at beginning of period	60,612	43,834	69,304
Cash at end of period	$252,899	$60,612	$43,834
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,235	$8,424	$8,273
Cash paid during the period for taxes, net of refunds	$250	$896	$2,278
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$369	$774	$1,462
Right-of-use assets obtained in exchange for new operating lease liabilities	$642	$817	$—

ICHOR HOLDINGS, LTD.

Notes to Financial Statements

(dollar figures in tables in thousands, except per share data)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization and Operations of the Company

Ichor Holdings, Ltd. and Subsidiaries (the “we”, “us”, “our”, “Company”) designs, develops, manufactures, and distributes gas and liquid delivery subsystems and components purchased by capital equipment manufacturers for use in the semiconductor markets. We are headquartered in Fremont, California and have operations in the United States, the United Kingdom, Singapore, Malaysia, Korea, and Mexico.

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

Year End

We use a 52‑ or 53‑week fiscal year ending on the last Friday in December. The years ended December 25, 2020, December 27, 2019, and December 28, 2018 were all 52 weeks. All references to 2020, 2019, and 2018 are references to the fiscal years then ended.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from the estimates made by management. Significant estimates include the fair value of assets and liabilities acquired in acquisitions, estimated useful lives for long‑lived assets, inventory valuation, uncertain tax positions, fair value assigned to stock options granted, and impairment analysis for both definite‑lived intangible assets and goodwill.

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

Contract balances – Accounts receivable represents our unconditional right to receive consideration from our customers. Accounts receivable are carried at invoice price less an estimate for doubtful accounts and estimated payment discounts. Payment terms vary by customer but are generally due within 15–60 days. Historically, we have not incurred significant payment issues with our customers. We had no significant contract assets or liabilities on our consolidated balance sheets in any of the periods presented.

Commitments and Contingencies

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on our financial position or results of operations.

Concentration of Credit Risk

Financial instruments that subject us to credit risk consist of accounts receivable, accounts payable, and long-term debt. At December 25, 2020 and December 27, 2019, two customers represented, in the aggregate, approximately 73% and 66%, respectively, of the balance of accounts receivable.

We establish an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends, and other information. Activity and balances related to the allowance for doubtful accounts is as follows:

Allowance for doubtful accounts
Balance at December 29, 2017	$256
Charges to costs and expenses	195
Write-offs	(111)
Balance at December 28, 2018	340
Charges to costs and expenses	—
Write-offs	(45)
Balance at December 27, 2019	295
Charges to costs and expenses	209
Write-offs	(126)
Balance at December 25, 2020	$378

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

We maintain cash balances at both United States-based and foreign-based commercial banks. Cash balances in the United States exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). The majority of the cash maintained in foreign-based commercial banks is insured by the government where the foreign banking institutions are based. Cash held in foreign-based commercial banks totaled $39.9 million and $34.4 million at December 25, 2020 and December 27, 2019, respectively, and at times exceeds insured amounts. No losses have been incurred at December 25, 2020 or December 27, 2019 for amounts exceeding the insured limits.

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

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date

There were no changes to our valuation techniques during 2020. We estimate the recorded value of our financial assets and liabilities approximates fair value at December 25, 2020 and December 27, 2019.

We estimate the value of acquired intangible assets, on a nonrecurring basis, based on an income approach utilizing discounted cash flows. Under this approach, we estimate the future cash flows from our asset groups and discount the income stream to its present value to arrive at fair value. Future cash flows are based on recently prepared operating forecasts. Operating forecasts and cash flows include, among other things, revenue growth rates that are calculated based on management’s forecasted sales projections. A discount rate is utilized to convert the forecasted cash flows to their present value equivalent. The discount rate applied to the future cash flows includes a subject-company risk premium, an equity market risk premium, a beta, and a risk-free rate. As this approach contains unobservable inputs, the measurement of fair value for intangible assets is classified as Level 3.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset group. The projections are based on assumptions, judgments, and estimates of revenue growth rates for the related business; anticipated future economic, regulatory, and political conditions; the assignment of discount rates relative to risk; and estimates of terminal values. During 2020 and 2019, we did not identify any triggering events that would indicate impairment.

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

We performed a qualitative goodwill assessment at December 25, 2020 and December 27, 2019. This assessment indicated that it was more likely than not our reporting unit’s fair value exceeded its carrying value.

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

Foreign Operations

The functional currency of our international operations located in the United Kingdom, Singapore, Malaysia, and Mexico, is the U.S. dollar. Transactions denominated in currencies other than the functional currency generate foreign exchange gains and losses that are included in other expense (income), net on our consolidated statements of operations. Substantially all of our sales contracts, and most of our agreements with third-party suppliers, provide for pricing and payment in U.S. dollars. Accordingly, these transactions are not subject to material exchange rate fluctuations.

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which consists of a comprehensive lease accounting standard. Under the standard, assets and liabilities arising from most leases will be recognized on the balance sheet. Leases will be classified as either operating or financing, and the lease classification will determine whether expense is recognized on a straight-line basis (operating leases) or based on an effective interest method (financing leases). The standard also contains expanded disclosure requirements regarding the amounts, timing, and uncertainties of cash flows related to leasing activities.

In July 2018, the FASB issued ASU 2018‑11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method allowing entities to initially apply the lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted and applied the lease standard as of December 29, 2018, the first day of fiscal year 2019, using this optional transition method.

The standard provides a number of practical expedients in transition. We elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification, and initial direct costs. We elected to not recognize short-term leases, those with an initial term of 12 months or less, on our consolidated balance sheets.

The standard had material effects on our consolidated financial statements. The most significant effects relate to the recognition of right-of-use (“ROU”) assets and lease liabilities on our balance sheet for our facilities operating leases and the new disclosure requirements about our leasing activities. Upon adoption, we recorded operating lease liabilities of  $18.1 million, with an offsetting increase to operating lease ROU assets of $17.7 million in exchange for the liabilities assumed. We did not recognize a cumulative-effect adjustment to the opening balance of retained earnings, as there was no adjustment to be made as a result of our adoption and application of the standard. The standard did not have a significant impact on our consolidated statements of operations or cash flows.

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

In August 2018, the FASB issued ASU 2018‑15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance clarifies the accounting for implementation costs in cloud computing arrangements. We adopted the standard on the first day of the first quarter of 2020. During the 2020, we incurred capitalizable implementation costs of approximately $4.4 million in connection with our implementation of a new company-wide ERP system that is classified as a hosting arrangement that is a service contract. Accordingly, these costs are included in Other noncurrent assets on our consolidated balance sheet as of December 25, 2020. Additionally, our cash used in operating activities for 2020 includes $3.3 million in cash outflows associated with these capitalized implementation costs. As the ERP system was not yet in-service as of December 25, 2020, there was no amortization expense recognized during 2020.

Accounting Pronouncements Recently Issued

In December 2019, the FASB issued ASU 2019‑12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. We have not adopted this ASU as of December 25, 2020. We are currently evaluating the impact the ASU, although we do not expect the ASU to to have a significant impact on our financial statements.

Note 2 – Acquisitions

On December 1, 2020, we acquired certain operating assets and assumed the operations of a precision machining operation in Nogales, Mexico, which was considered a business combination under ASC 805 – Business Combinations, for an aggregate purchase of $5.0 million. The acquisition adds to our precision machined component manufacturing capacity. In connection with the acquisition, we recorded $2.0 million in tangible operating assets, a $1.2 million customer relationship intangible asset, which will be amortized of a period of 6 years, and $1.9 million in goodwill.

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

Note 3 – Inventories

Inventories consist of the following:

	December 25, 2020	December 27, 2019
Raw materials	$88,015	$85,329
Work in process	38,184	31,825
Finished goods	21,299	17,700
Excess and obsolete adjustment	(12,742)	(7,817)
Total inventories	$134,756	$127,037

The following table presents changes to our excess and obsolete adjustment:

Excess and obsolete adjustment
Balance at December 29, 2017	$(6,022)
Charge to cost of sales	(1,871)
Disposition of inventory	201
Balance at December 28, 2018	(7,692)
Charge to cost of sales	(1,086)
Disposition of inventory	961
Balance at December 27, 2019	(7,817)
Charge to cost of sales	(4,649)
Disposition of inventory	(276)
Balance at December 25, 2020	$(12,742)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 25, 2020	December 27, 2019
Machinery	$37,196	$33,684
Leasehold improvements	29,616	27,835
Computer software, hardware, and equipment	6,501	5,796
Office furniture, fixtures and equipment	1,166	1,040
Vehicles	75	26
Construction-in-process	5,483	3,760
	80,037	72,141
Less accumulated depreciation	(38,226)	(27,600)
Total property and equipment, net	$41,811	$44,541

Depreciation expense for 2020, 2019, and 2018 was $10.9 million, $8.9 million, and $7.7 million, respectively.

Cloud Computing Implementation Costs

Pursuant to ASU 2018-15, we capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system.

The following table summarizes capitalized cloud computing implementation costs:

Capitalized cloud computing implementation costs as of December 27, 2019	$—
Costs capitalized during the period	4,366
Capitalized costs amortized during the period	—
Capitalized cloud computing implementation costs as of December 25, 2020	$4,366

Note 5 – Intangible Assets and Goodwill

Definite-lived intangible assets consist of the following:

	December 25, 2020
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(8,717)	$—	$973	10.0 years
Customer relationships	84,169	(53,946)	—	30,223	7.8 years
Developed technology	11,047	(2,398)	—	8,649	10.0 years
Total intangible assets	$104,906	$(65,061)	$—	$39,845

	December 27, 2019
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(7,750)	$—	$1,940	10.0 years
Customer relationships	82,986	(42,621)	—	40,365	7.8 years
Developed technology	11,047	(1,325)	—	9,722	10.0 years
Total intangible assets	$103,723	$(51,696)	$—	$52,027

Future projected annual amortization expense consists of the following:

Future amortization expense
2021	$13,591
2022	9,778
2023	8,552
2024	2,156
2025	2,071
Thereafter	3,697
$39,845

The following tables present the changes to goodwill:

Goodwill
Balance at December 29, 2017	$169,399
Acquisitions	3,611
Balance at December 28, 2018	173,010
Acquisitions	—
Balance at December 27, 2019	173,010
Acquisitions	1,877
Balance at December 25, 2020	$174,887

Note 6 – Leases

We lease facilities under various non-cancellable operating leases expiring through 2025. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities.

As of December 25, 2020, we had no operating leases executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Year Ended
	December 25, 2020	December 27, 2019
Operating lease cost	$5,397	$5,420

Supplemental cash flow information related to leases is as follows:

	Year Ended
	December 25, 2020	December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,574	$5,220

Supplemental balance sheet information related to leases is as follows:

	December 25, 2020	December 27, 2019
Weighted-average remaining lease term of operating leases	2.3 years	3.1 years
Weighted-average discount rate of operating leases	4.5%	4.5%

Future minimum lease payments under non-cancellable leases as of December 25, 2020 are as follows

2021	$5,128
2022	4,340
2023	1,283
2024	248
2025	26
Total future minimum lease payments	11,025
Less imputed interest	(625)
Total lease liabilities	$10,400

Note 7 – Income Taxes

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act allows net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, during 2020 we were able to carry back our 2019 net operating loss to tax years 2017 and 2018, resulting in a $1.0 million refund claim. The CARES Act also provided for an increased interest deduction for tax years 2019 and 2020, as well as the deferral of the employer portion of social security taxes.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.

Foreign Tax Credits

Beginning in 2018, rules surrounding the utilization and carryforward of foreign tax credits in the United States were changed as a result of the 2017 Tax Act. Due to these changes, we released a valuation allowance in 2018 on our accrued foreign tax credits which were previously limited under the tax code in effect before the 2017 Tax Act was enacted, resulting in a $4.1 million discrete benefit. During the third quarter of 2020, the IRS issued final regulations that clarified the provision in the 2017 Tax Act that may limit our utilization of certain foreign tax credit carryforwards. For 2020, we have determined that it is more likely than not that the foreign tax credits will be realized within the carryforward period and determined that a valuation allowance is not necessary.

Income before tax was as follows:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
United States	$(2,558)	$(20,993)	$7,519
Foreign	34,849	25,268	46,700
Income before tax	$32,291	$4,275	$54,219

Significant components of income tax benefit consist of the following:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Current:
Federal	$(1,103)	$(812)	$861
State	341	649	316
Foreign	1,461	868	1,751
Total current tax expense	699	705	2,928
Deferred:
Federal	(1,321)	(5,315)	(5,379)
State	(196)	(1,218)	(667)
Foreign	(170)	(626)	(546)
Total deferred tax benefit	(1,687)	(7,159)	(6,592)
Income tax benefit	$(988)	$(6,454)	$(3,664)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit consist of the following:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Effective rate reconciliation:
U.S. federal tax expense	$6,781	$898	$11,386
State income taxes, net	105	(523)	(329)
Permanent items	298	(75)	30
Foreign rate differential	(1,325)	(1,051)	(1,679)
Tax holiday	(5,911)	(4,582)	(7,583)
Credits	(1,411)	(918)	(1,158)
Tax contingencies	80	(830)	168
Share-based compensation	(1,002)	(285)	(1,270)
Withholding tax	819	554	727
Impact of Tax Cuts and Jobs Act	—	—	199
Other, net	330	201	(15)
Valuation allowance	248	157	(4,140)
Income tax benefit	$(988)	$(6,454)	$(3,664)

Deferred income tax assets and liabilities consist of the following. Certain reclassifications have been made to the prior period to conform to the current period presentation.

	December 25, 2020	December 27, 2019
Deferred tax assets:
Inventory	$3,836	$3,620
Share-based compensation	2,266	2,176
Accrued payroll	2,370	906
Net operating loss carryforwards	873	938
Interest carryforwards	—	1,382
Tax credits	7,943	7,318
Intercompany interest	1,689	1,500
Operating lease liabilities	2,616	3,877
Other assets	414	211
Deferred tax assets	22,007	21,928
Valuation allowance	(518)	(270)
Total deferred tax assets	21,489	21,658
Deferred tax liabilities:
Intangible assets	(7,344)	(10,482)
Property, plant and equipment	(5,273)	(2,703)
Operating lease right-of-use assets	(2,568)	(3,819)
Other liabilities	(89)	(126)
Total deferred tax liabilities	(15,274)	(17,130)
Net deferred tax asset	$6,215	$4,528

At December 25, 2020, we had federal, state, and foreign net operating loss carryforwards of $0.1 million, $5.4 million, and $2.2 million respectively. The federal, state, and foreign net operating loss carryforwards, if not utilized, will begin to expire in 2035, 2032, and 2029, respectively. At December 25, 2020, we had federal and state research and development credits of $2.9 million and $0.1 million, respectively. The federal research and development credits, if not utilized, will begin to expire in 2032, while the state research and development credits will carryforward indefinitely. Additionally, we had foreign tax credits of $2.2 million, which if not utilized, will begin to expire in 2022.

We have determined the amount of our valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.  As of December 25, 2020, we believe it is more-likely-than-not that we will realize our U.S. deferred tax assets, with the exception of certain state and foreign net operating loss carryforwards we believe are not likely to be realized within the carryforward period.

We were granted a tax holiday for our Singapore operations effective 2011 through 2021. We expect to finalize an extension of the tax holiday through 2026 during the first quarter of 2021. The net impact of the tax holiday in Singapore as compared to the Singapore statutory rate was a benefit of $5.9 million, $4.6 million, and $7.6 million during 2020, 2019, and 2018, respectively. Our income tax fluctuates based on the geographic mix of earnings and is calculated quarterly based on actual results pursuant to ASC Topic 740‑270.

As of December 25, 2020, we have recognized $2.5 million of unrecognized tax benefits in other non-current liabilities in our consolidated balance sheet. If recognized, $1.1 million of this amount would impact our effective tax rate. We expect a decrease of $0.1 million to the total amount of unrecognized tax benefits within the next twelve months.

Our ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within our statements of operations in income tax benefit. Interest and penalties associated with uncertain tax positions recognized during 2020 were insignificant. At December 25, 2020, other non-current liabilities on our balance sheet included approximately zero and $0.4 million of interest and penalties, respectively, associated with uncertain tax positions, which are excluded from the unrecognized tax benefits table below.

The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits
Balance at December 29, 2017	$1,910
Increase in tax positions for current year	407
Decreases in tax positions for prior period	(61)
Balance at December 28, 2018	2,256
Increase in tax positions for current year	380
Increase in tax positions for prior period	8
Decrease in tax positions for prior period	(784)
Balance at December 27, 2019	1,860
Increase in tax positions for current year	378
Increase in tax positions for prior period	484
Decrease in tax positions for prior period	(232)
Balance at December 25, 2020	$2,490

We assert indefinite reinvestment of our U.S. and Netherlands unremitted earnings. With regard to these unremitted earnings, we have not, nor do we anticipate the need to repatriate funds from the U.S. to the Netherlands or from the Netherlands to the Cayman entity to satisfy liquidity needs. Determination of the amount of unrecognized withholding tax liability related to the indefinitely reinvested earnings is not practicable.

Our three major filing jurisdictions are the United States, Singapore and Malaysia. We are no longer subject to U.S. Federal examination for tax years ending before 2017, to state examinations before 2016, or to foreign examinations before 2015. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward. At December 25, 2020, we were not under examination by a tax authority.

Note 8 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. For 2020, 2019, and 2018, matching contributions were $1.9 million, $1.5 million, and $1.5 million, respectively.

Note 9 – Long-Term Debt

Long-term debt consists of the following:

	December 25, 2020	December 27, 2019
Term loan	$153,125	$161,875
Revolving credit facility	49,162	19,162
Total principal amount of long-term debt	202,287	181,037
Less unamortized debt issuance costs	(2,015)	(2,983)
Total long-term debt, net	200,272	178,054
Less current portion	(8,750)	(8,750)
Total long-term debt, less current portion, net	$191,522	$169,304

Maturities of long-term debt consist of the following:

Future maturities of long-term debt
2021	$8,750
2022	8,750
2023	184,787
Total	$202,287

The weighted average interest rate across all credit facilities was 3.75%, 4.78%, and 4.36% during 2020, 2019, and 2018, respectively.

On February 15, 2018, we entered into an amended and restated credit agreement, which includes a $175.0 million term loan and a $125.0 million revolving credit facility. We incurred debt issuance costs of $2.1 million in connection with the amendment. We account debt issuance costs as a reduction to the carrying value of our long-term debt, and we amortize the costs to interest expense over the term of the credit agreement. The amendment did not meet the definition of an extinguishment and was accounted for as a modification. Term loan payments of $2.2 million are due on a quarterly basis. The credit agreement matures on February 15, 2023.

Our credit agreement is secured by our tangible and intangible assets and includes customary representations, warranties, and covenants. We are required to maintain a minimum fixed charge coverage ratio of 1.25 : 1 and a maximum leverage ratio 3.00 : 1.

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At December 25, 2020, the term loan and revolver bore interest at the Eurodollar rate option of 3.50% and 2.73%, respectively.

Note 10 – Shareholders’ Equity

Public Offering of Shares

On December 14, 2020, we completed an underwritten public offering of 4.6 million ordinary shares with net proceeds of $139.4 million, after deducting the underwriting discount of $1.35 per share and incremental offering expenses of $0.5 million.

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

The following tables details our share repurchases for the periods indicated:

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

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $9.9 million, $8.5 million, and $7.6 million during 2020, 2019, and 2018, respectively.

On November 12, 2019, in connection with the transition of our former Chief Executive Officer to Executive Chairman, the Compensation Committee of the Board of Directors modified all outstanding equity awards such that the next 18 months of vesting events would be pulled forward and become immediately vested on January 6, 2020. Consequently, 98,825 options and 60,721 RSUs vested on January 6, 2020. This was accounted for as a probable-to-probable modification under ASC Topic 718, resulting in approximately $1.4 million in share-based compensation expense pulled forward into 2019.

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

Stock Options

The table below sets forth the weighted average assumptions used to measure the fair value of options granted:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Weighted average expected term	5 years	5 years	5 years
Risk-free interest rate	0.5%	2.1%	2.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility	61.5%	55.3%	52.6%

The following table summarizes option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 27, 2019	1,688,938	65,908	$20.57
Granted	234,420	—	$23.67
Exercised	(514,481)	—	$17.20
Forfeited or expired	(83,051)	—	$22.49
Outstanding, December 25, 2020	1,325,826	65,908	$22.22	4.6 years	$11,554
Exercisable, December 25, 2020	604,206	65,908	$20.88	3.9 years	$6,423

Fair value information for options granted and the intrinsic value of options exercised are as follows:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Weighted average grant-date fair value of options granted	$12.10	$11.33	$11.81
Total intrinsic value of options exercised	$7,292	$3,619	$8,744

At December 25, 2020, total unrecognized share-based compensation expense relating to options was $7.4 million, with a weighted average remaining service period of 2.3 years.

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Time vesting	Performance vesting	Weighted average grant date fair value per share
Unvested, December 27, 2019	389,170	17,730	$23.03
Granted	393,830	—	$24.50
Vested	(205,029)	—	$23.08
Forfeited	(13,345)	(17,730)	$22.22
Unvested, December 25, 2020	564,626	—	$24.09

Fair value information for RSUs granted and vested is as follows:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Weighted average grant-date fair value of shares granted	$24.50	$23.25	$23.89
Total fair value of shares vested	$4,731	$2,217	$2,041

At December 25, 2020, total unrecognized share-based compensation expense relating to RSUs was $11.0 million, with a weighted average remaining service period of 2.8 years.

2017 ESPP

In May 2017, we adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP grants employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of our ordinary shares on the first or last day of each 6 month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31, or the next business day if such date is not a business day. Shares are purchased on the last day of the purchase period. As of December 25, 2020, 2.4 million ordinary shares remained eligible for issuance under the 2017 ESPP.

The table below sets forth the weighted average assumptions used to measure the fair value of 2017 ESPP rights:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Weighted average expected term	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.7%	2.3%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility	60.1%	56.0%	52.7%

We recognize share-based compensation expense associated with the 2017 ESPP over the duration of the purchase period. We recognized $0.4 million, $0.3 million, and $0.3 million of share-based compensation expense associated with the 2017 ESPP during 2020, 2019, and 2018, respectively. At December 25, 2020, there was no unrecognized share-based compensation expense.
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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
United States of America	$490,965	$329,037	$502,750
Singapore	303,444	198,657	224,230
Europe	70,915	56,090	60,688
Other	48,912	37,053	35,943
Total net sales	$914,236	$620,837	$823,611

The following table sets forth our two major customers, which comprised 87%, 85%, and 88% of net sales in 2020, 2019, and 2018, respectively:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Lam Research	$475,933	$319,144	$458,705
Applied Materials	$316,082	$207,391	$262,146

Foreign long-lived assets, exclusive of deferred tax assets, were $31.5 million and $30.3 million at December 25, 2020 and December 27, 2019, respectively.

Note 13 – Earnings per Share

The following table sets forth the computation of our basic and diluted net income (loss) per share and a reconciliation of the numerator and denominator used in the calculation:

	Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Numerator:
Net income	$33,279	$10,729	$57,883
Denominator:
Basic weighted average ordinary shares outstanding	23,172,961	22,418,802	24,706,542
Dilutive effect of options	221,565	259,337	398,590
Dilutive effect of RSUs	61,761	85,603	20,530
Dilutive effect of ESPP	3,818	3,161	2,393
Diluted weighted average ordinary shares outstanding	23,460,105	22,766,903	25,128,055
Earnings per share:
Net income:
Basic	$1.44	$0.48	$2.34
Diluted	$1.42	$0.47	$2.30

A combined total of 1,430,000, 1,588,000, and 1,320,000 potentially dilutive options and RSUs were excluded from the calculation of net income per share for 2020, 2019, and 2018, respectively, because including them would have been antidilutive under the treasury stock method.

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

10.12+

Letter Agreement, dated November 20, 2019, between Ichor Systems, Inc. and Thomas Rohrs. (Incorporated by reference to Exhibit 10.12 to Ichor Holdings, Ltd.’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 6, 2020).

10.13+

Offer Letter, dated November 20, 2019, between Ichor Systems, Inc. and Jeffrey Andreson (Incorporated by reference to Exhibit 10.12 to Ichor Holdings, Ltd.’s Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 6, 2020).

10.14*+	Letter Agreement, dated January 4, 2021, between Ichor Systems, Inc. and Thomas Rohrs.
21.1*	List of subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certifications of Chief Executive Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S‑K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2021	ICHOR HOLDINGS, LTD.

	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Jeffrey S. Andreson Jeffrey S. Andreson	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2021

/s/ Larry J. Sparks Larry J. Sparks	Chief Financial Officer (Principal Accounting and Financial Officer)	March 5, 2021

/s/ Thomas M. Rohrs Thomas M. Rohrs	Executive Chairman and Director	March 5, 2021

/s/ Iain MacKenzie	Lead Independent Director	March 5, 2021
Iain MacKenzie

/s/ Marc Haugen Marc Haugen	Director	March 5, 2021

/s/ John Kispert	Director	March 5, 2021
John Kispert

/s/ Laura Black Laura Black	Director	March 5, 2021

/s/ Wendy Arienzo Wendy Arienzo	Director	March 5, 2021

/s/ Sarah O’Dowd	Director	March 5, 2021
Sarah O’Dowd