Form 10-Q
period 2021-03-26
ICHOR HOLDINGS, LTD.
filed 2021-05-05
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2021

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

As of April 29, 2021, the registrant had 28,079,224 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

(unaudited)

	March 26, 2021	December 25, 2020
Assets
Current assets:
Cash	$242,946	$252,899
Accounts receivable, net	108,674	100,977
Inventories	144,062	134,756
Prepaid expenses and other current assets	7,347	7,082
Total current assets	503,029	495,714
Property and equipment, net	46,849	41,811
Operating lease right-of-use assets	9,378	10,088
Other noncurrent assets	5,800	5,503
Deferred tax assets, net	5,812	6,324
Intangible assets, net	36,454	39,845
Goodwill	174,887	174,887
Total assets	$782,209	$774,172
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$140,669	$116,664
Accrued liabilities	16,992	20,792
Other current liabilities	11,778	10,700
Current portion of long-term debt	8,750	8,750
Current portion of lease liabilities	4,895	5,128
Total current liabilities	183,084	162,034
Long-term debt, less current portion, net	159,576	191,522
Lease liabilities, less current portion	4,804	5,272
Deferred tax liabilities, net	109	109
Other non-current liabilities	3,574	3,546
Total liabilities	351,147	362,483
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 28,070,251 and 27,907,077 shares outstanding, respectively; 32,507,690 and 32,344,516 shares issued, respectively)	3	3
Additional paid in capital	404,046	399,311
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	118,591	103,953
Total shareholders’ equity	431,062	411,689
Total liabilities and shareholders’ equity	$782,209	$774,172

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 26, 2021	March 27, 2020
Net sales	$264,566	$220,028
Cost of sales	225,054	191,254
Gross profit	39,512	28,774
Operating expenses:
Research and development	3,515	3,322
Selling, general, and administrative	14,349	16,618
Amortization of intangible assets	3,391	3,334
Total operating expenses	21,255	23,274
Operating income	18,257	5,500
Interest expense	1,919	2,374
Other expense (income), net	185	(31)
Income before income taxes	16,153	3,157
Income tax expense (benefit)	1,515	(242)
Net income	$14,638	$3,399
Net income per share:
Basic	$0.52	$0.15
Diluted	$0.51	$0.15
Shares used to compute net income per share:
Basic	28,004,248	22,737,163
Diluted	28,729,112	23,181,127

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

(unaudited)

			Additional	Treasury			Total
For the three months ending March 26, 2021	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 25, 2020	27,907,077	$3	$399,311	4,437,439	$(91,578)	$103,953	$411,689
Ordinary shares issued from exercise of stock options	105,600	—	2,381	—	—	—	2,381
Ordinary shares issued from vesting of restricted share units	30,423	—	(667)	—	—	—	(667)
Ordinary shares issued from employee share purchase plan	27,151	—	606	—	—	—	606
Share-based compensation expense	—	—	2,415	—	—	—	2,415
Net income	—	—	—	—	—	14,638	14,638
Balance at March 26, 2021	28,070,251	$3	$404,046	4,437,439	$(91,578)	$118,591	$431,062

			Additional	Treasury			Total
For the three months ending March 27, 2020	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 27, 2019	22,618,708	$2	$242,318	4,437,439	$(91,578)	$70,674	$221,416
Ordinary shares issued from exercise of stock options	113,539	—	2,483	—	—	—	2,483
Ordinary shares issued from vesting of restricted share units	57,912	—	(993)	—	—	—	(993)
Ordinary shares issued from employee share purchase plan	16,520	—	350	—	—	—	350
Share-based compensation expense	—	—	2,865	—	—	—	2,865
Net income	—	—	—	—	—	3,399	3,399
Balance at March 27, 2020	22,806,679	$2	$247,023	4,437,439	$(91,578)	$74,073	$229,520

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 26, 2021	March 27, 2020
Cash flows from operating activities:
Net income	$14,638	$3,399
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,657	5,737
Share-based compensation	2,415	2,865
Deferred income taxes	512	722
Amortization of debt issuance costs	242	243
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(7,697)	(2,724)
Inventories	(9,306)	(16,684)
Prepaid expenses and other assets	512	(868)
Accounts payable	22,101	(12,380)
Accrued liabilities	(3,467)	(568)
Other liabilities	41	(778)
Net cash provided by (used in) operating activities	25,648	(21,036)
Cash flows from investing activities:
Capital expenditures	(5,400)	(2,470)
Net cash used in investing activities	(5,400)	(2,470)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	2,654	2,658
Employees' taxes paid upon vesting of restricted share units	(667)	(993)
Borrowings on revolving credit facility	—	5,000
Repayments on revolving credit facility	(30,000)	—
Repayments on term loan	(2,188)	(2,188)
Net cash provided by (used in) financing activities	(30,201)	4,477
Net decrease in cash	(9,953)	(19,029)
Cash at beginning of period	252,899	60,612
Cash at end of period	$242,946	$41,583
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,842	$2,136
Cash paid during the period for taxes, net of refunds	$667	$34
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$2,273	$652
Right-of-use assets obtained in exchange for new operating lease liabilities	$364	$328

See accompanying notes.

ICHOR HOLDINGS, LTD.

Notes to Consolidated Financial Statements

(dollar figures in tables in thousands, except per share amounts)

(unaudited)

Note 1 – Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation

These consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. All dollar figures presented in tables in the notes to consolidated financial statements are in thousands, except per share amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 25, 2020.

Year End

We use a 52- or 53-week fiscal year ending on the last Friday in December. The three months ended March 26, 2021 and March 27, 2020 were both 13 weeks. References to the first quarter of 2021 and 2020 refer to the three-month periods then ended. References to fiscal year 2021 and 2020 refer to our fiscal years ending December 31, 2021 and December 25, 2020, respectively.

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

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU 2019‑12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. We adopted the standard on the first day of 2021, and it did not have a significant impact on our financial statements.

Note 2 – Inventories

Inventories consist of the following:

	March 26, 2021	December 25, 2020
Raw materials	$91,470	$88,015
Work in process	43,869	38,184
Finished goods	20,932	21,299
Excess and obsolete adjustment	(12,209)	(12,742)
Total inventories	$144,062	$134,756

Note 3 – Property and Equipment and Other Noncurrent Assets

Property and equipment consist of the following:

	March 26, 2021	December 25, 2020
Machinery	$36,828	$37,196
Leasehold improvements	29,612	29,616
Computer software, hardware, and equipment	6,531	6,501
Office furniture, fixtures and equipment	1,166	1,166
Vehicles	90	75
Construction-in-process	12,878	5,483
	87,105	80,037
Less accumulated depreciation	(40,256)	(38,226)
Total property and equipment, net	$46,849	$41,811

Depreciation expense was $2.3 million and $2.4 million for the first quarter of 2021 and 2020, respectively.

Cloud Computing Implementation Costs

We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system.

The following table summarizes capitalized cloud computing implementation costs:

Capitalized cloud computing implementation costs as of December 25, 2020	$4,366
Costs capitalized during the period	325
Capitalized costs amortized during the period	—
Capitalized cloud computing implementation costs as of March 26, 2021	$4,691

Note 4 – Intangible Assets

Definite‑lived intangible assets consist of the following:

	March 26, 2021
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(8,959)	$—	$731	10.0 years
Customer relationships	84,169	(56,824)	—	27,345	7.7 years
Developed technology	11,047	(2,669)	—	8,378	10.0 years
Total intangible assets	$104,906	$(68,452)	$—	$36,454

	December 25, 2020
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(8,717)	$—	$973	10.0 years
Customer relationships	84,169	(53,946)	—	30,223	7.8 years
Developed technology	11,047	(2,398)	—	8,649	10.0 years
Total intangible assets	$104,906	$(65,061)	$—	$39,845

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

We lease facilities under various non-cancellable operating leases expiring through 2026. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of March 26, 2021, we had one operating lease executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Three Months Ended
	March 26, 2021	March 27, 2020
Operating lease cost	$1,381	$1,320

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 26, 2021	March 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,376	$1,284

Supplemental balance sheet information related to leases is as follows:

	March 26, 2021	March 27, 2020
Weighted-average remaining lease term of operating leases	2.2 years	2.9 years
Weighted-average discount rate of operating leases	4.4%	4.5%

Future minimum lease payments under non-cancelable leases as of March 26, 2021 are as follows:

2021, remaining	$3,786
2022	4,370
2023	1,395
2024	448
2025	225
Thereafter	49
Total future minimum lease payments	10,273
Less imputed interest	(574)
Total lease liabilities	$9,699

Note 6 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended
	March 26, 2021	March 27, 2020
Income tax expense (benefit)	$1,515	$(242)
Income before income taxes	$16,153	$3,157
Effective income tax rate	9.4%	-7.7%

Our effective tax rate for the first quarter of 2021 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore, and the impact of share-based compensation activity during the quarter.

Our effective tax rate for first quarter of 2020 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate and the release of the certain tax reserves related to statute of limitation expirations and settlements, excess tax benefits from share-based compensation and the impact of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.0 million at March 26, 2021. The related interest and penalties were insignificant. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of March 26, 2021, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. Matching contributions were $0.6 million and $0.5 million for the first quarter of 2021 and 2020, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	March 26, 2021	December 25, 2020
Term loan	$150,937	$153,125
Revolving credit facility	19,162	49,162
Total principal amount of long-term debt	170,099	202,287
Less unamortized debt issuance costs	(1,773)	(2,015)
Total long-term debt, net	168,326	200,272
Less current portion	(8,750)	(8,750)
Total long-term debt, less current portion, net	$159,576	$191,522

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

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR, subject to a 1.00% floor for the term loan. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At March 26, 2021, the term loan and revolving credit facility bore interest at the Eurodollar rate option of 3.25% and 2.50%, respectively.

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

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $2.4 million and $2.9 million for the first quarter of 2021 and 2020, respectively.

Stock Options

The following table summarizes option activity:

	Number of Stock Options
	Time vesting	Performance vesting	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 25, 2020	1,325,826	65,908	$22.22
Granted	—	—	$—
Exercised	(105,600)	—	$22.55
Forfeited or expired	(22,958)	—	$19.24
Outstanding, March 26, 2021	1,197,268	65,908	$22.25	4.4 years	$37,097
Exercisable, March 26, 2021	579,671	65,908	$21.00	3.6 years	$19,770

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Time vesting	Performance vesting	Weighted average grant date fair value per share
Unvested, December 25, 2020	564,626	—	$24.09
Granted	18,227	—	$35.39
Vested	(47,542)	—	$28.45
Forfeited	(11,726)	—	$22.07
Unvested, March 26, 2021	523,585	—	$24.13

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

During the first quarter of 2021, 27,151 ordinary shares were purchased by eligible employees under the 2017 ESPP. As of March 26, 2021, approximately 2.4 million ordinary shares remain available for purchase under the 2017 ESPP.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended
	March 26, 2021	March 27, 2020
United States of America	$139,134	$120,841
Singapore	86,324	73,209
Europe	17,330	14,959
Other	21,778	11,019
Total net sales	$264,566	$220,028

Foreign long-lived assets, exclusive of deferred tax assets, were $34.8 million and $31.5 million at March 26, 2021 and December 25, 2020, respectively.

Note 11 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 26, 2021	March 27, 2020
Numerator:
Net income	$14,638	$3,399
Denominator:
Basic weighted average ordinary shares outstanding	28,004,248	22,737,163
Dilutive effect of options	449,656	322,469
Dilutive effect of RSUs	269,002	119,960
Dilutive effect of ESPP	6,206	1,535
Diluted weighted average ordinary shares outstanding	28,729,112	23,181,127
Earnings per share:
Net income:
Basic	$0.52	$0.15
Diluted	$0.51	$0.15

A combined total of approximately 75,000 and 720,000 potentially dilutive options and RSUs were excluded from the calculation of net income per share for the first quarter of 2021 and 2020, respectively, because including them would have been antidilutive under the treasury stock method.

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

The following summarizes key financial information for the periods indicated:

	Three Months Ended
	March 26, 2021	March 27, 2020
	(dollars in thousands)
Net sales	$264,566	$220,028
Gross profit	$39,512	$28,774
Gross margin	14.9%	13.1%
Operating expenses	$21,255	$23,274
Operating income	$18,257	$5,500
U.S. GAAP net income	$14,638	$3,399
Non-GAAP net income (1)	$21,725	$12,058
U.S. GAAP diluted EPS	$0.51	$0.15
Non-GAAP diluted EPS (1)	$0.76	$0.52

(1)	Please see “Non‑GAAP Results” within Item 2 of this report for a reconciliation of U.S. GAAP net income to Non‑GAAP net income.

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

	Three Months Ended
	March 26, 2021	March 27, 2020
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$264,566	$220,028
Cost of sales	225,054	191,254
Gross profit	39,512	28,774
Operating expenses:
Research and development	3,515	3,322
Selling, general, and administrative	14,349	16,618
Amortization of intangible assets	3,391	3,334
Total operating expenses	21,255	23,274
Operating income	18,257	5,500
Interest expense	1,919	2,374
Other expense (income), net	185	(31)
Income before income taxes	16,153	3,157
Income tax expense (benefit)	1,515	(242)
Net income	$14,638	$3,399

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended
	March 26, 2021	March 27, 2020

Consolidated Statements of Operations Data:
Net sales	100.0	100.0
Cost of sales	85.1	86.9
Gross profit	14.9	13.1
Operating expenses:
Research and development	1.3	1.5
Selling, general, and administrative	5.4	7.6
Amortization of intangible assets	1.3	1.5
Total operating expenses	8.0	10.6
Operating income	6.9	2.5
Interest expense	0.7	1.1
Other expense (income), net	0.1	0.0
Income before income taxes	6.1	1.4
Income tax expense (benefit)	0.6	(0.1)
Net income	5.5	1.5

Comparison of the First Quarter of 2021 and the First Quarter of 2020

Net Sales

	Three Months Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(dollars in thousands)
Net sales	$264,566	$220,028	$44,538	20.2%

The increase in net sales from the first quarter of 2020 to the first quarter of 2021 was primarily due to increased demand from our customers as a result of growth in the global wafer fabrication equipment market, as well as share-gains at our largest customers. On a geographic basis, sales in the U.S. increased by $18.3 million to $139.1 million, and foreign sales increased by $26.2 million to $125.4 million.

Cost of Sales and Gross Profit

	Three Months Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(dollars in thousands)
Cost of sales	$225,054	$191,254	$33,800	17.7%
Gross profit	$39,512	$28,774	$10,738	37.3%
Gross margin	14.9%	13.1%		+ 180 bps

The increase in cost of sales and gross profit from the first quarter of 2020 to the first quarter of 2021 was primarily due to increased sales volume.

The increase in our gross margin from the first quarter of 2020 to the first quarter of 2021 was primarily due to increased factory utilization, as a result of higher overall volume, and product mix, partially offset by $2.5 million in costs recorded in connection with the planned closure of our Union City, California facility. These costs, which relate to inventory write-down and severance costs, resulted in an approximate 95 basis point reduction in our gross margin for the first quarter of 2021. The facility ceased operations shortly after the close of our first quarter.

Research and Development

	Three Months Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(dollars in thousands)
Research and development	$3,515	$3,322	$193	5.8%

The increase in research and development expenses from the first quarter of 2020 to the first quarter of 2021 was primarily due to increased employee-related expense, as we expand our engineering team, and materials associated with our new product development programs.

Selling, General, and Administrative

	Three Months Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$14,349	$16,618	$(2,269)	-13.7%

The decrease in selling, general, and administrative expense from the first quarter of 2020 to the first quarter of 2021 was primarily due (i) $1.8 million in executive transition costs associated with the transition of our former CEO to Executive Chairman in the first quarter of 2020 that did not repeat in the first quarter of 2021 and (ii) $0.6 million in decreased share-based compensation expense as a result of non-recurring charges in the first quarter of 2020 that did not repeat in the first quarter of 2021.

Amortization of Intangible Assets

	Three Months Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,391	$3,334	$57	1.7%

The increase in amortization expense from the first quarter of 2020 to the first quarter of 2021 was primarily due to incremental amortization expense from the acquisition of a customer relationship intangible asset in December 2020 in connection with our acquisition of a precision machining operation in Nogales, Mexico.

Interest Expense

	Three Months Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(dollars in thousands)
Interest expense	$1,919	$2,374	$(455)	-19.2%

The decrease in interest expense from the first quarter of 2020 to the first quarter of 2021 was primarily due to a 114 basis point decrease in our weighted average interest rate, from 4.44% to 3.30%, partially offset by a $7.5 million increase in our average amount borrowed during the first quarter of 2021 compared to the first quarter of 2020.

Other Expense (Income), Net

	Three Months Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(dollars in thousands)
Other expense, net	$185	$(31)	$216	n/m

The change in other expense, net from the first quarter of 2020 to the first quarter of 2021 was primarily due to currency exchange rate changes during the quarter as a result of transactions denominated in the local currencies of our foreign operations. These local currencies consist primarily of the Singapore dollar, Malaysian ringgit, and euro.

Income Tax Expense (Benefit)

	Three Months Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$1,515	$(242)	$1,757	n/m

The increase in income tax expense from the first quarter of 2020 to the first quarter of 2021 was primarily due to increased taxable income in the U.S. in 2021, as well as a decrease in the release of certain tax reserves related to statute of limitations expirations or settlements compared to the first quarter of 2020.

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

The following table presents our unaudited non‑GAAP net income and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 26, 2021	March 27, 2020
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
U.S. GAAP net income	$14,638	$3,399
Non-GAAP adjustments:
Amortization of intangible assets	3,391	3,334
Share-based compensation	2,415	2,865
Other non-recurring expense, net (1)	278	2,690
Contract settlement loss (2)	—	1,386
Facility shutdown costs (3)	2,510	—
Fair value adjustment to inventory from acquisitions (4)	211	—
Tax adjustments related to non-GAAP adjustments (5)	(1,718)	(1,616)
Non-GAAP net income	$21,725	$12,058
U.S. GAAP diluted EPS	$0.51	$0.15
Non-GAAP diluted EPS	$0.76	$0.52
Shares used to compute diluted EPS	28,729,112	23,181,127

(1)

Included in this amount for the first quarter of 2021 are (i) non-capitalized costs incurred in connection with our implementation of a new ERP system and a Sarbanes-Oxley (“SOX”) compliance program and (ii) a non-recurring settlement charge.

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
(3)

Included in this amount for the first quarter of 2021 are write-off costs associated with inventories determined during the quarter to be obsolete and severance costs associated with affected employees of $2.2 million and $0.2 million, respectively. These charges relate to the planned closure of our manufacturing facility in Union City, California, which we ceased operations in shortly after the close of our 2021 first quarter.

(4)

As part of our purchase price allocation for our acquisition of a precision machining operation in Mexico in December 2020, we recorded acquired-inventory at fair value, resulting in a fair value step-up of $0.2 million. This was subsequently released to cost of sales in the first quarter of 2021 as acquired-inventory was sold.

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

Liquidity and Capital Resources

We ended the first quarter of 2021 with cash of $242.9 million, a decrease of $10.0 million from the end of the prior quarter. The decrease from the end of the prior quarter was primarily due to payments on long-term debt of $32.2 million, of which $30.0 million was a paydown on our revolving credit facility, and capital expenditures of $5.4 million, partially offset by cash provided by operating activities of $25.6 million and net proceeds from the issuance of shares under our share-based compensation plans of $2.0 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Year Ended
	March 26, 2021	March 27, 2020
		(in thousands)
Cash provided by (used in) operating activities	$25,648	$(21,036)
Cash used in investing activities	(5,400)	(2,470)
Cash provided by (used in) financing activities	(30,201)	4,477
Net decrease in cash	$(9,953)	$(19,029)

Operating Activities

Our cash provided by operating activities of $25.6 million for the first quarter of 2021 consisted of net income of $14.6 million, net non-cash charges of $8.8 million, and a decrease in our net operating assets and liabilities of $2.2 million. Net non-cash charges primarily consisted of depreciation and amortization of $5.7 million, share-based compensation of $2.4 million, and deferred taxes of $0.5 million. The increase in our net operating assets and liabilities was primarily due to an increase in accounts payable of $22.1 million, partially offset by increases in inventories and accounts receivable of $9.3 million and $7.7 million, respectively, and a decrease in accrued liabilities of $3.5 million.

Investing Activities

Our cash used in investing activities of $5.4 million for the first quarter of 2021 consists of capital expenditures.

Financing Activities

Our cash used in financing activities of $30.2 million for the first quarter of 2021 consists of payments on long-term debt of $32.2 million, of which $30.0 million was a paydown on our revolving credit facility, partially offset by net proceeds from the issuance of shares under our share-based compensation plans of $2.0 million.

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

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are identified and described in our annual consolidated financial statements and the notes included in our Annual Report on Form 10‑K for the year ended December 25, 2020 (our “Annual Report”).

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

Interest Rate Risk

We had total indebtedness of $170.1 million as of March 26, 2021, exclusive of $1.8 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% interest rate change on our outstanding debt would have resulted in a $0.4 million change to interest expense during the first quarter of 2021, or $1.7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 26, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material pending or threatened litigation.

ITEM 1A. RISK FACTORS

This quarterly report should be read in conjunction with the risk factors included in our 2020 Annual Report. There have been no material changes in our risk factors from the risk factors disclosed in that report. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

ICHOR HOLDINGS, LTD.

Date: May 5, 2021	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)