Form 10-Q
period 2021-06-25
ICHOR HOLDINGS, LTD.
filed 2021-08-04
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2021

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

As of July 29, 2021, the registrant had 28,358,970 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

(unaudited)

	June 25, 2021	December 25, 2020
Assets
Current assets:
Cash and cash equivalents	$141,714	$252,899
Marketable securities	104,951	—
Accounts receivable, net	119,108	100,977
Inventories	166,256	134,756
Prepaid expenses and other current assets	8,491	7,082
Total current assets	540,520	495,714
Property and equipment, net	52,374	41,811
Operating lease right-of-use assets	9,333	10,088
Other noncurrent assets	7,036	5,503
Deferred tax assets, net	5,235	6,324
Intangible assets, net	33,064	39,845
Goodwill	174,887	174,887
Total assets	$822,449	$774,172
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$149,844	$116,664
Accrued liabilities	19,820	20,792
Other current liabilities	14,216	10,700
Current portion of long-term debt	8,750	8,750
Current portion of lease liabilities	5,108	5,128
Total current liabilities	197,738	162,034
Long-term debt, less current portion, net	157,630	191,522
Lease liabilities, less current portion	4,497	5,272
Deferred tax liabilities, net	109	109
Other non-current liabilities	3,992	3,546
Total liabilities	363,966	362,483
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 28,326,559 and 27,907,077 shares outstanding, respectively; 32,763,998 and 32,344,516 shares issued, respectively)	3	3
Additional paid in capital	408,626	399,311
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Accumulated other comprehensive loss	(24)	—
Retained earnings	141,456	103,953
Total shareholders’ equity	458,483	411,689
Total liabilities and shareholders’ equity	$822,449	$774,172

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net sales	$282,308	$221,564	$546,874	$441,592
Cost of sales	234,955	192,302	460,009	383,556
Gross profit	47,353	29,262	86,865	58,036
Operating expenses:
Research and development	4,049	3,509	7,564	6,831
Selling, general, and administrative	14,699	13,113	29,048	29,731
Amortization of intangible assets	3,390	3,336	6,781	6,670
Total operating expenses	22,138	19,958	43,393	43,232
Operating income	25,215	9,304	43,472	14,804
Interest expense	1,591	2,302	3,510	4,676
Other expense (income), net	22	2	207	(29)
Income before income taxes	23,602	7,000	39,755	10,157
Income tax expense (benefit)	737	189	2,252	(53)
Net income	$22,865	$6,811	$37,503	$10,210
Net income per share:
Basic	$0.81	$0.30	$1.33	$0.45
Diluted	$0.79	$0.30	$1.30	$0.44
Shares used to compute net income per share:
Basic	28,180,821	22,836,400	28,092,535	22,786,782
Diluted	29,092,521	23,066,976	28,942,902	23,099,946

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net income	$22,865	$6,811	$37,503	$10,210
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale marketable securities	(24)	—	(24)	—
Comprehensive income	$22,841	$6,811	$37,479	$10,210

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

(unaudited)

			Additional	Treasury		Accumulated		Total
For the three months ending June 25, 2021	Ordinary Shares		Paid-In	Shares		Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance at March 26, 2021	28,070,251	$3	$404,046	4,437,439	$(91,578)	$—	$118,591	$431,062
Ordinary shares issued from exercise of stock options	179,131	—	3,150	—	—	—	—	3,150
Ordinary shares issued from vesting of restricted share units	77,177	—	(1,251)	—	—	—	—	(1,251)
Share-based compensation expense	—	—	2,681	—	—	—	—	2,681
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
Net income	—	—	—	—	—	—	22,865	22,865
Balance at June 25, 2021	28,326,559	$3	$408,626	4,437,439	$(91,578)	$(24)	$141,456	$458,483

			Additional	Treasury		Accumulated		Total
For the six months ending June 25, 2021	Ordinary Shares		Paid-In	Shares		Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance at December 25, 2020	27,907,077	$3	$399,311	4,437,439	$(91,578)	$—	$103,953	$411,689
Ordinary shares issued from exercise of stock options	284,731	—	5,531	—	—	—	—	5,531
Ordinary shares issued from vesting of restricted share units	107,600	—	(1,918)	—	—	—	—	(1,918)
Ordinary shares issued from employee share purchase plan	27,151	—	606	—	—	—	—	606
Share-based compensation expense	—	—	5,096	—	—	—	—	5,096
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
Net income	—	—	—	—	—	—	37,503	37,503
Balance at June 25, 2021	28,326,559	$3	408,626	4,437,439	$(91,578)	$(24)	$141,456	$458,483

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity (continued)

(dollars in thousands)

(unaudited)

			Additional	Treasury			Total
For the three months ending June 26, 2020	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at March 27, 2020	22,806,679	$2	$247,023	4,437,439	$(91,578)	$74,073	$229,520
Ordinary shares issued from exercise of stock options	8,797	—	111	—	—	—	111
Ordinary shares issued from vesting of restricted share units	53,523	—	(393)	—	—	—	(393)
Share-based compensation expense	—	—	2,141	—	—	—	2,141
Net income	—	—	—	—	—	6,811	6,811
Balance at June 26, 2020	22,868,999	$2	$248,882	4,437,439	$(91,578)	$80,884	$238,190

			Additional	Treasury			Total
For the six months ending June 26, 2020	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 27, 2019	22,618,708	$2	$242,318	4,437,439	$(91,578)	$70,674	$221,416
Ordinary shares issued from exercise of stock options	122,336	—	2,594	—	—	—	2,594
Ordinary shares issued from vesting of restricted share units	111,435	—	(1,386)	—	—	—	(1,386)
Ordinary shares issued from employee share purchase plan	16,520	—	350	—	—	—	350
Share-based compensation expense	—	—	5,006	—	—	—	5,006
Net income	—	—	—	—	—	10,210	10,210
Balance at June 26, 2020	22,868,999	$2	$248,882	4,437,439	$(91,578)	$80,884	$238,190

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 25, 2021	June 26, 2020
Cash flows from operating activities:
Net income	$37,503	$10,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,464	11,662
Share-based compensation	5,096	5,006
Deferred income taxes	1,089	384
Amortization of debt issuance costs	483	484
Gain on sale of asset disposal group	(504)	—
Other	59	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(18,131)	(20,010)
Inventories	(31,500)	(22,153)
Prepaid expenses and other assets	(478)	563
Accounts payable	33,302	(13,717)
Accrued liabilities	(952)	3,138
Other liabilities	1,458	(750)
Net cash provided by (used in) operating activities	38,889	(25,183)
Cash flows from investing activities:
Capital expenditures	(15,369)	(5,665)
Purchase of marketable securities	(105,033)	—
Proceeds from sale of property and equipment	504	—
Net cash used in investing activities	(119,898)	(5,665)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	6,117	2,966
Employees' taxes paid upon vesting of restricted share units	(1,918)	(1,386)
Borrowings on revolving credit facility	—	30,000
Repayments on revolving credit facility	(30,000)	—
Repayments on term loan	(4,375)	(4,375)
Net cash provided by (used in) financing activities	(30,176)	27,205
Net decrease in cash	(111,185)	(3,643)
Cash at beginning of period	252,899	60,612
Cash at end of period	$141,714	$56,969
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,341	$4,240
Cash paid during the period for taxes, net of refunds	$1,272	$34
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$246	$1,191
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,709	$328

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

Year End

We use a 52- or 53-week fiscal year ending on the last Friday in December. The three months ended June 25, 2021 and June 26, 2020 were both 13 weeks. References to the second quarter of 2021 and 2020 refer to the three-month periods then ended. References to fiscal year 2021 and 2020 refer to our fiscal years ending December 31, 2021 and December 25, 2020, respectively.

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

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of deposits and financial instruments which are readily convertible into cash and have original maturities of 90 days or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. We classify our marketable securities as available-for-sale and, accordingly, report them at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss). Any unrealized losses which are considered to be other-than-temporary are recorded in other income (expense), net. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other income (expense), net.

All of our available-for-sale investments are subject to a periodic impairment review. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in accumulated other comprehensive income (loss). We have not record an allowance for credit losses during 2021.

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

Note 2 – Inventories

Inventories consist of the following:

	June 25, 2021	December 25, 2020
Raw materials	$108,615	$88,015
Work in process	48,524	38,184
Finished goods	21,929	21,299
Excess and obsolete adjustment	(12,812)	(12,742)
Total inventories	$166,256	$134,756

Note 3 – Property and Equipment and Other Noncurrent Assets

Property and equipment consist of the following:

	June 25, 2021	December 25, 2020
Machinery	$39,186	$37,196
Leasehold improvements	30,075	29,616
Computer software, hardware, and equipment	6,807	6,501
Office furniture, fixtures and equipment	1,030	1,166
Vehicles	90	75
Construction-in-process	14,996	5,483
	92,184	80,037
Less accumulated depreciation	(39,810)	(38,226)
Total property and equipment, net	$52,374	$41,811

Depreciation expense was $2.4 million and $2.6 million for the second quarter of 2021 and 2020, respectively, and $4.7 million and $5.0 million for the six months ended June 25, 2021 and June 26, 2020, respectively.

Cloud Computing Implementation Costs

We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system.

The following table summarizes capitalized cloud computing implementation costs:

Capitalized cloud computing implementation costs as of December 25, 2020	$4,366
Costs capitalized during the period	1,547
Capitalized costs amortized during the period	—
Capitalized cloud computing implementation costs as of June 25, 2021	$5,913

Note 4 – Intangible Assets

Definite‑lived intangible assets consist of the following:

	June 25, 2021
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(9,200)	$—	$490	10.0 years
Customer relationships	84,169	(59,702)	—	24,467	7.7 years
Developed technology	11,047	(2,940)	—	8,107	10.0 years
Total intangible assets	$104,906	$(71,842)	$—	$33,064

	December 25, 2020
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(8,717)	$—	$973	10.0 years
Customer relationships	84,169	(53,946)	—	30,223	7.8 years
Developed technology	11,047	(2,398)	—	8,649	10.0 years
Total intangible assets	$104,906	$(65,061)	$—	$39,845

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

We lease facilities under various non-cancellable operating leases expiring through 2026. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of June 25, 2021, we had zero operating lease executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Operating lease cost	$1,391	$1,332	$2,772	$2,652

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 25, 2021	June 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,691	$2,678

Supplemental balance sheet information related to leases is as follows:

	June 25, 2021	June 26, 2020
Weighted-average remaining lease term of operating leases	2.4 years	2.7 years
Weighted-average discount rate of operating leases	4.2%	4.5%

Future minimum lease payments under non-cancelable leases as of June 25, 2021 are as follows:

2021, remaining	$2,606
2022	4,711
2023	1,741
2024	675
2025	304
Thereafter	96
Total future minimum lease payments	10,133
Less imputed interest	(528)
Total lease liabilities	$9,605

Note 6 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Income tax expense (benefit)	$737	$189	$2,252	$(53)
Income before income taxes	$23,602	$7,000	$39,755	$10,157
Effective income tax rate	3.1%	2.7%	5.7%	-0.5%

Our effective tax rate for the three and six months ended June 25, 2021 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore, and the impact of share-based compensation activity during the quarter.

Our effective tax rate for the three and six months ended June 26, 2020 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, excess tax benefits from share-based compensation, and the impact of the CARES Act.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.2 million at June 25, 2021. The related interest and penalties were insignificant. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of June 25, 2021, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.5 million and $0.5 million for the second quarter of 2021 and 2020, respectively and $1.1 million and $1.0 million for the six months ended June 25, 2021 and June 26, 2020, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	June 25, 2021	December 25, 2020
Term loan	$148,750	$153,125
Revolving credit facility	19,162	49,162
Total principal amount of debt	167,912	202,287
Less unamortized debt issuance costs	(1,532)	(2,015)
Total debt, net	166,380	200,272
Less current portion	(8,750)	(8,750)
Total long-term debt, less current portion, net	$157,630	$191,522

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

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR, subject to a 1.00% floor for the term loan. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At June 25, 2021, the term loan and revolving credit facility bore interest at the Eurodollar rate option of 3.00% and 2.03%, respectively.

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

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $2.7 million and $2.1 million for the second quarter of 2021 and 2020, respectively, and $5.1 million and $5.0 million for the six months ended June 25, 2021 and June 26, 2020, respectively.

Stock Options

The following table summarizes option activity:

	Number of Stock Options
	Service condition	Performance condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 25, 2020	1,325,826	65,908	$22.22
Granted	—	—	$—
Exercised	(218,823)	(65,908)	$19.43
Forfeited or expired	(38,614)	—	$20.71
Outstanding, June 25, 2021	1,068,389	—	$23.03	4.3 years	$31,597
Exercisable, June 25, 2021	577,984	—	$22.40	3.8 years	$17,455

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant date fair value per share
Unvested, December 25, 2020	564,626	—	—	$24.09
Granted	204,574	9,716	14,572	$50.18
Vested	(150,079)	—	—	$24.28
Forfeited	(17,617)	—	—	$23.85
Unvested, June 25, 2021	601,504	9,716	14,572	$33.59

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

During the six months ended June 25, 2021, 27,151 ordinary shares were purchased by eligible employees under the 2017 ESPP. As of June 25, 2021, approximately 2.4 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Numerator:
Net income	$22,865	$6,811	$37,503	$10,210
Denominator:
Basic weighted average ordinary shares outstanding	28,180,821	22,836,400	28,092,535	22,786,782
Dilutive effect of options	601,871	191,526	550,059	255,523
Dilutive effect of RSUs	298,499	36,481	288,978	55,072
Dilutive effect of ESPP	11,330	2,569	11,330	2,569
Diluted weighted average ordinary shares outstanding	29,092,521	23,066,976	28,942,902	23,099,946
Earnings per share:
Net income:
Basic	$0.81	$0.30	$1.33	$0.45
Diluted	$0.79	$0.30	$1.30	$0.44

A combined total of approximately 185,000, 1,790,000, 185,000, and 1,555,000 potentially dilutive options and RSUs were excluded from the calculation of net income per share for the three and six months ended June 25, 2021 and June 26, 2020, respectively, because including them would have been antidilutive under the treasury stock method.

Note 11 – Fair Value Measurements

We measure certain assets and liabilities, including cash equivalents and marketable securities, at fair value. Whenever possible, the fair values of our financial assets and liabilities are determined using quoted market prices of identical securities or quoted market prices of similar securities from active markets. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1: Quoted prices in active markets for identical assets.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

As of June 25, 2021, assets measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$28,774	$—	$—	$28,774
Commercial paper	—	5,999	—	5,999
Marketable securities:
U.S. treasuries	52,812	—	—	52,812
Commercial paper	—	41,976	—	41,976
Corporate bonds	—	10,163	—	10,163
Total assets	$81,586	$58,138	$—	$139,724

The difference between amortized cost and fair value of marketable securities, due to unrealized gains and losses, was immaterial and is recorded as a component of accumulated other comprehensive income (loss). We did not have any other-than-temporary unrealized gains or losses at either period-end included in these financial statements.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
United States of America	$137,747	$117,692	$276,881	$238,533
Singapore	101,214	74,327	187,538	147,536
Europe	22,439	18,536	39,769	33,495
Other	20,908	11,009	42,686	22,028
Total net sales	$282,308	$221,564	$546,874	$441,592

Foreign long-lived assets, exclusive of deferred tax assets, were $39.8 million and $31.5 million at June 25, 2021 and December 25, 2020, respectively.

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

The following summarizes key financial information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
	(dollars in thousands)
Net sales	$282,308	$221,564	$546,874	$441,592
Gross profit	$47,353	$29,262	$86,865	$58,036
Gross margin	16.8%	13.2%	15.9%	13.1%
Operating expenses	$22,138	$19,958	$43,393	$43,232
Operating income	$25,215	$9,304	$43,472	$14,804
U.S. GAAP net income	$22,865	$6,811	$37,503	$10,210
Non-GAAP net income (1)	$26,187	$12,569	$47,912	$24,627
U.S. GAAP diluted EPS	$0.79	$0.30	$1.30	$0.44
Non-GAAP diluted EPS (1)	$0.90	$0.54	$1.66	$1.07

(1)	Please see “Non‑GAAP Results” within Item 2 of this report for a reconciliation of U.S. GAAP net income to Non‑GAAP net income.

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

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$282,308	$221,564	$546,874	$441,592
Cost of sales	234,955	192,302	460,009	383,556
Gross profit	47,353	29,262	86,865	58,036
Operating expenses:
Research and development	4,049	3,509	7,564	6,831
Selling, general, and administrative	14,699	13,113	29,048	29,731
Amortization of intangible assets	3,390	3,336	6,781	6,670
Total operating expenses	22,138	19,958	43,393	43,232
Operating income	25,215	9,304	43,472	14,804
Interest expense	1,591	2,302	3,510	4,676
Other expense (income), net	22	2	207	(29)
Income before income taxes	23,602	7,000	39,755	10,157
Income tax expense (benefit)	737	189	2,252	(53)
Net income	$22,865	$6,811	$37,503	$10,210

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020

Consolidated Statements of Operations Data:
Net sales	100.0	100.0	100.0	100.0
Cost of sales	83.2	86.8	84.1	86.9
Gross profit	16.8	13.2	15.9	13.1
Operating expenses:
Research and development	1.4	1.6	1.4	1.5
Selling, general, and administrative	5.2	5.9	5.3	6.7
Amortization of intangible assets	1.2	1.5	1.2	1.5
Total operating expenses	7.8	9.0	7.9	9.8
Operating income	8.9	4.2	7.9	3.4
Interest expense	0.6	1.0	0.6	1.1
Other expense (income), net	0.0	0.0	0.0	0.0
Income before income taxes	8.4	3.2	7.3	2.3
Income tax expense (benefit)	0.3	0.1	0.4	0.0
Net income	8.1	3.1	6.9	2.3

Comparison of the three and six months ended June 25, 2021 and June 26, 2020

Net Sales

	Three Months Ended		Change		Six Months Ended		Change
	June 25, 2021	June 26, 2020	Amount	%	June 25, 2021	June 26, 2020	Amount	%
	(dollars in thousands)
Net sales	$282,308	$221,564	$60,744	27.4%	$546,874	$441,592	$105,282	23.8%

The increase in net sales from the three and six months ended June 26, 2020 to the three and six months ended June 25, 2021 was primarily due to increased demand from our customers as a result of growth in the global wafer fabrication equipment market, as well as share-gains at our largest customers.

Net sales to U.S. customers increased by $20.1 million and $38.3 million for the three and six months ended June 25, 2021, respectively. On a relative basis, net sales to U.S. customers as a percent of total net sales decreased from 53.1% and 54.0% to 48.8% and 50.6% for the three and six months ended June 25, 2021, respectively.

Net sales to international customers increased by $40.7 million and $66.9 million for the three and six months ended June 25, 2021, respectively. On a relative basis, net sales to international customers as a percent of total net sales increased increased from 46.9% and 46.0% to 51.2% and 49.4% for the three and six months ended June 25. 2021, respectively.

Cost of Sales and Gross Profit

	Three Months Ended		Change		Six Months Ended		Change
	June 25, 2021	June 26, 2020	Amount	%	June 25, 2021	June 26, 2020	Amount	%
	(dollars in thousands)
Cost of sales	$234,955	$192,302	$42,653	22.2%	$460,009	$383,556	$76,453	19.9%
Gross profit	$47,353	$29,262	$18,091	61.8%	$86,865	$58,036	$28,829	49.7%
Gross margin	16.8%	13.2%		+ 360 bps	15.9%	13.1%		+ 280 bps

The increase in cost of sales and gross profit from the three and six months ended June 26, 2020 to the three and six months ended June 25, 2021 was primarily due to increased sales volume.

The increase in our gross margin from the second quarter of 2020 to the second quarter of 2021 was primarily due to increased factory utilization, as a result of higher overall volume, product mix, and $1.5 million in costs recorded in the second quarter of 2020 in connection with the planned closure of our Union City, California facility that did not repeat in the second quarter of 2021. The facility ceased operations during the second quarter of 2021.

The increase in our gross margin from the six months ended June 26, 2020 to the six months ended June 25, 2021 was primarily due to due to increased factory utilization, as a result of higher overall volume, product mix, and $1.4 million in costs recorded in the first quarter of 2020 in connection with a mutual contract settlement that did not repeat in 2021, partially offset by a $0.8 million increase in costs recorded in connection with the planned closure of our Union City, California facility.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
	June 25, 2021	June 26, 2020	Amount	%	June 25, 2021	June 26, 2020	Amount	%
	(dollars in thousands)
Research and development	$4,049	$3,509	$540	15.4%	$7,564	$6,831	$733	10.7%

The increase in research and development expenses from the three and six months ended June 26, 2020 to the three and six months ended June 25, 2021 was primarily due to increased employee-related expense, as we expand our engineering team, and materials associated with our new product development programs.

Selling, General, and Administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 25, 2021	June 26, 2020	Amount	%	June 25, 2021	June 26, 2020	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$14,699	$13,113	$1,586	12.1%	$29,048	$29,731	$(683)	-2.3%

The increase in selling, general, and administrative expense from the second quarter of 2020 to the second quarter of 2021 was primarily due $1.1 million in increased employee-related expenses, including a $0.4 million increase in share-based compensation expense, $0.3 million in increased facility closure costs incurred in connection with the planned closure of our Union City, California facility, and $0.3 million in increased computer hardware and software costs to support the growing organization, partially offset by $0.3 million in reduced professional and related consulting fees.

The decrease in selling, general, and administrative expense from the six months ended June 26, 2020 to the six months ended June 25, 2021 was primarily due to $1.8 million in executive transition costs associated with the transition of our former CEO to Executive Chairman in the first quarter of 2020 that did not repeat in the first quarter of 2021 and $0.8 million in reduced professional and related consulting fees, partially offset by $0.8 million in increased employee-related expenses and $0.8 million in increased computer hardware and software costs.

Amortization of Intangible Assets

	Three Months Ended		Change		Six Months Ended		Change
	June 25, 2021	June 26, 2020	Amount	%	June 25, 2021	June 26, 2020	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,390	$3,336	$54	1.6%	$6,781	$6,670	$111	1.7%

The increase in amortization expense from the three and six months ended June 26, 2020 to the three and six months ended June 25, 2021 was primarily due to incremental amortization expense from the acquisition of a customer relationship intangible asset in December 2020 in connection with our acquisition of a precision machining operation in Nogales, Mexico.

Interest Expense

	Three Months Ended		Change		Six Months Ended		Change
	June 25, 2021	June 26, 2020	Amount	%	June 25, 2021	June 26, 2020	Amount	%
	(dollars in thousands)
Interest expense	$1,591	$2,302	$(711)	-30.9%	$3,510	$4,676	$(1,166)	-24.9%

The decrease in interest expense from the second quarter of 2020 to the second quarter of 2021 was primarily due to a 92 basis point decrease in our weighted average interest rate, from 3.93% to 3.01%, and a $33.5 million decrease in our average amount borrowed during the second quarter of 2021 compared to the second quarter of 2020.

The decrease in interest expense from the six months ended June 26, 2020 to the six months ended June 25, 2021 was primarily due to a 101 basis point decrease in our weighted average interest rate, from 4.17% to 3.16%, and a $13.0 million decrease in our average amount borrowed during the six months ended June 25, 2021 compared to the six months ended June 26, 2020.

Other Expense (Income), Net

	Three Months Ended		Change		Six Months Ended		Change
	June 25, 2021	June 26, 2020	Amount	%	June 25, 2021	June 26, 2020	Amount	%
	(dollars in thousands)
Other expense, net	$22	$2	$20	1000.0%	$207	$(29)	$236	n/m

The change in other expense, net from the three and six months ended June 26, 2020 to the three and six months ended June 25, 2021 was primarily due to currency exchange rate changes during the quarter as a result of transactions denominated in the local currencies of our foreign operations. These local currencies consist primarily of the Singapore dollar, Malaysian ringgit, and euro.

Income Tax Expense (Benefit)

	Three Months Ended		Change		Six Months Ended		Change
	June 25, 2021	June 26, 2020	Amount	%	June 25, 2021	June 26, 2020	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$737	$189	$548	289.9%	$2,252	$(53)	$2,305	n/m

The increase in income tax expense from the three and six months ended June 26, 2020 to the three and six months ended June 26, 2021 was primarily due to increased taxable income in the U.S. in 2021, partially offset by benefits from share-based compensation activity during the periods, as well as a decrease in the release of certain tax reserves related to statute of limitations expirations or settlements.

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

The following table presents our unaudited non‑GAAP net income and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
	(dollars in thousands, except per share amounts)
Non-GAAP Data:
U.S. GAAP net income	$22,865	$6,811	$37,503	$10,210
Non-GAAP adjustments:
Amortization of intangible assets	3,390	3,336	6,781	6,670
Share-based compensation	2,681	2,141	5,096	5,006
Other non-recurring expense, net (1)	110	195	388	2,885
Contract settlement loss (2)	—	—	—	1,386
Facility shutdown costs (3)	172	1,536	2,682	1,536
Fair value adjustment to inventory from acquisitions (4)	—	—	211	—
Tax adjustments related to non-GAAP adjustments (5)	(2,911)	(1,450)	(4,629)	(3,066)
Non-GAAP net income	$26,307	$12,569	$48,032	$24,627
U.S. GAAP diluted EPS	$0.79	$0.30	$1.30	$0.44
Non-GAAP diluted EPS	$0.90	$0.54	$1.66	$1.07
Shares used to compute diluted EPS	29,092,521	23,066,976	28,942,902	23,099,946

(1)

Included in this amount for the three and six months ended June 25, 2021 are (i) non-capitalized costs incurred in connection with our implementation of a new ERP system and a Sarbanes-Oxley (“SOX”) compliance program and (ii) a non-recurring settlement charge.

Included in this amount for the second quarter of 2020 are primarily (i) acquisition-related expenses associated with a two-year retention agreement between the Company and key management personnel of IAN (the “IAN retention agreement”), which we acquired in April 2018, and (ii) non-capitalizable costs incurred in connection with our implementation of a new ERP system and a SOX compliance program.

Included in this amount for the six months ended June 26, 2020 are (i) a $1.8 million bonus payment to our former CEO in connection with his transition to executive chairman, (ii) acquisition-related expenses associated with the IAN retention agreement, and (iii) non-capitalizable costs incurred in connection with our implementation of a new ERP system and a SOX compliance program.

(2)	During the first quarter of 2020, we reached a mutual settlement with the counterparty of a contract dispute and, accordingly, recorded a $1.4 million contract settlement loss to cost of sales.

(3)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed during the second quarter of 2021. Included in this amount for the second quarter of 2021 are $0.4 million in write-off costs associated with inventories determined during the quarter to be obsolete and $0.3 million in other shutdown related charges, partially offset by a $0.5 million gain realized upon the sale of equipment and other fixed assets. As of the end of the second quarter of 2021, the facility was closed and vacated, and no further charges are expected on a go-forward basis.

Included in this amount for the six months ended June 25, 2021 are $2.6 million in write-off costs associated with inventories determined during the period to be obsolete, $0.3 million in other shutdown related charges, and $0.2 million in severance costs associated with affected employees, partially offset by a $0.5 million gain realized upon the sale of equipment and other fixed assets.

Included in this amount for the three and six months ended June 26, 2020 are write-off costs associated with inventories determined during the period to be obsolete of $1.3 million and severance costs associated with affected employees of $0.2 million

(4)

As part of our purchase price allocation for our acquisition of a precision machining operation in Mexico in December 2020, we recorded acquired-inventory at fair value, resulting in a fair value step-up of $0.2 million. This was subsequently released to cost of sales in the first quarter of 2021 as acquired-inventory was sold.

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

Liquidity and Capital Resources

We ended the second quarter of 2021 with cash of $141.7 million, a decrease of $111.2 million from December 25, 2020. The decrease during the six months ended June 25, 2021 was primarily due to purchases of marketable securities of $105.0 million, payments on long-term debt of $34.4 million, and capital expenditures of $15.4 million, partially offset by cash from operating activities of $38.9 million and net proceeds from the issuance of shares under our share-based compensation plans of $4.2 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Six Months Ended
	June 25, 2021	June 26, 2020
	(in thousands)
Cash provided by (used in) operating activities	$38,889	$(25,183)
Cash used in investing activities	(119,898)	(5,665)
Cash provided by (used in) financing activities	(30,176)	27,205
Net decrease in cash	$(111,185)	$(3,643)

Operating Activities

Our cash provided by operating activities of $38.9 million during the six months ended June 25, 2021 consisted of net income of $37.5 million and net non-cash charges of $17.7 million, partially offset by an increase in our net operating assets and liabilities of $16.3 million. Net non-cash charges primarily consisted of depreciation and amortization of $11.5 million, share-based compensation of $5.1 million, and deferred taxes of $1.1 million. The increase in our net operating assets and liabilities was primarily due to an increase in inventories and accounts receivable of $31.5 million and $18.1 million, respectively, partially offset by an increase in accounts payable of $33.3 million.

Investing Activities

Our cash used in investing activities of $119.9 million during the six months ended June 25, 2021 consisted of purchases of marketable securities of $105.0 million, capital expenditures of $15.4 million, partially offset by proceeds from the sale of equipment and other fixed assets associated with our planned closure of our Union City, California facility of $0.5 million.

Financing Activities

Our cash used in financing activities of $30.2 million during the six months ended June 25, 2021 consisted of payments on long-term debt of $34.4 million, of which $30.0 million was a paydown on our revolving credit facility, partially offset by net proceeds from the issuance of shares under our share-based compensation plans of $4.2 million.

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

Interest Rate Risk

We had total indebtedness of $167.9 million as of June 25, 2021, exclusive of $1.5 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% interest rate change on our outstanding debt would have resulted in a $0.4 million change to interest expense during the second quarter of 2021, or $1.7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 25, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered under this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ICHOR HOLDINGS, LTD.

Date: August 4, 2021	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)