Form 10-Q
period 2021-09-24
ICHOR HOLDINGS, LTD.
filed 2021-11-03
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2021

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

As of October 28, 2021, the registrant had 28,410,653 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

(unaudited)

	September 24, 2021	December 25, 2020
Assets
Current assets:
Cash and cash equivalents	$128,038	$252,899
Marketable securities	98,706	—
Accounts receivable, net	121,680	100,977
Inventories	193,930	134,756
Prepaid expenses and other current assets	7,161	7,082
Total current assets	549,515	495,714
Property and equipment, net	53,087	41,811
Operating lease right-of-use assets	8,681	10,088
Other noncurrent assets	7,350	5,503
Deferred tax assets, net	5,341	6,324
Intangible assets, net	29,676	39,845
Goodwill	174,887	174,887
Total assets	$828,537	$774,172
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$137,970	$116,664
Accrued liabilities	19,038	20,792
Other current liabilities	13,413	10,700
Current portion of long-term debt	5,625	8,750
Current portion of lease liabilities	4,927	5,128
Total current liabilities	180,973	162,034
Long-term debt, less current portion, net	158,810	191,522
Lease liabilities, less current portion	3,989	5,272
Deferred tax liabilities, net	109	109
Other non-current liabilities	4,000	3,546
Total liabilities	347,881	362,483
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 28,409,734 and 27,907,077 shares outstanding, respectively; 32,847,173 and 32,344,516 shares issued, respectively)	3	3
Additional paid in capital	412,246	399,311
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Accumulated other comprehensive loss	(8)	—
Retained earnings	159,993	103,953
Total shareholders’ equity	480,656	411,689
Total liabilities and shareholders’ equity	$828,537	$774,172

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net sales	$262,855	$227,678	$809,729	$669,270
Cost of sales	219,218	195,172	679,227	578,728
Gross profit	43,637	32,506	130,502	90,542
Operating expenses:
Research and development	3,905	3,269	11,469	10,100
Selling, general, and administrative	15,147	13,367	44,195	43,098
Amortization of intangible assets	3,388	3,338	10,169	10,008
Total operating expenses	22,440	19,974	65,833	63,206
Operating income	21,197	12,532	64,669	27,336
Interest expense, net	1,487	2,052	4,997	6,728
Other expense (income), net	(104)	242	103	213
Income before income taxes	19,814	10,238	59,569	20,395
Income tax expense (benefit)	1,277	(310)	3,529	(363)
Net income	$18,537	$10,548	$56,040	$20,758
Net income per share:
Basic	$0.65	$0.46	$1.99	$0.91
Diluted	$0.64	$0.45	$1.93	$0.89
Shares used to compute net income per share:
Basic	28,371,644	23,051,994	28,185,564	22,875,186
Diluted	29,024,862	23,347,460	28,961,308	23,199,618

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net income	$18,537	$10,548	$56,040	$20,758
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale marketable securities	16	—	(8)	—
Comprehensive income	$18,553	$10,548	$56,032	$20,758

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

(unaudited)

			Additional	Treasury		Accumulated		Total
For the three months ending September 24, 2021	Ordinary Shares		Paid-In	Shares		Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance at June 25, 2021	28,326,559	$3	$408,626	4,437,439	$(91,578)	$(24)	$141,456	$458,483
Ordinary shares issued from exercise of stock options	35,783	—	723	—	—	—	—	723
Ordinary shares issued from vesting of restricted share units	25,900	—	(696)	—	—	—	—	(696)
Ordinary shares issued from employee share purchase plan	21,492	—	583	—	—	—	—	583
Share-based compensation expense	—	—	3,010	—	—	—	—	3,010
Other comprehensive loss	—	—	—	—	—	16	—	16
Net income	—	—	—	—	—	—	18,537	18,537
Balance at September 24, 2021	28,409,734	$3	$412,246	4,437,439	$(91,578)	$(8)	$159,993	$480,656

			Additional	Treasury		Accumulated		Total
For the nine months ending September 24, 2021	Ordinary Shares		Paid-In	Shares		Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance at December 25, 2020	27,907,077	$3	$399,311	4,437,439	$(91,578)	$—	$103,953	$411,689
Ordinary shares issued from exercise of stock options	320,514	—	6,254	—	—	—	—	6,254
Ordinary shares issued from vesting of restricted share units	133,500	—	(2,614)	—	—	—	—	(2,614)
Ordinary shares issued from employee share purchase plan	48,643	—	1,189	—	—	—	—	1,189
Share-based compensation expense	—	—	8,106	—	—	—	—	8,106
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	56,040	56,040
Balance at September 24, 2021	28,409,734	$3	412,246	4,437,439	$(91,578)	$(8)	$159,993	$480,656

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity (continued)

(dollars in thousands)

(unaudited)

			Additional	Treasury			Total
For the three months ending September 25, 2020	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at June 26, 2020	22,868,999	$2	$248,882	4,437,439	$(91,578)	$80,884	$238,190
Ordinary shares issued from exercise of stock options	262,940	—	3,319	—	—	—	3,319
Ordinary shares issued from vesting of restricted share units	12,065	—	(184)	—	—	—	(184)
Ordinary shares issued from employee share purchase plan	16,668	—	377	—	—	—	377
Share-based compensation expense	—	—	2,417	—	—	—	2,417
Net income	—	—	—	—	—	10,548	10,548
Balance at September 25, 2020	23,160,672	$2	$254,811	4,437,439	$(91,578)	$91,432	$254,667

			Additional	Treasury			Total
For the nine months ending September 25, 2020	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 27, 2019	22,618,708	$2	$242,318	4,437,439	$(91,578)	$70,674	$221,416
Ordinary shares issued from exercise of stock options	385,276	—	5,913	—	—	—	5,913
Ordinary shares issued from vesting of restricted share units	123,500	—	(1,570)	—	—	—	(1,570)
Ordinary shares issued from employee share purchase plan	33,188	—	727	—	—	—	727
Share-based compensation expense	—	—	7,423	—	—	—	7,423
Net income	—	—	—	—	—	20,758	20,758
Balance at September 25, 2020	23,160,672	$2	$254,811	4,437,439	$(91,578)	$91,432	$254,667

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 24, 2021	September 25, 2020
Cash flows from operating activities:
Net income	$56,040	$20,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,669	18,029
Share-based compensation	8,106	7,423
Deferred income taxes	985	64
Amortization of debt issuance costs	725	726
Gain on sale of asset disposal group	(504)	—
Other	319	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(20,703)	(19,272)
Inventories	(59,174)	(10,546)
Prepaid expenses and other assets	1,720	(472)
Accounts payable	21,234	(23,693)
Accrued liabilities	(1,448)	4,002
Other liabilities	(558)	1,103
Net cash provided by (used in) operating activities	24,411	(1,878)
Cash flows from investing activities:
Capital expenditures	(18,704)	(8,291)
Purchase of marketable securities	(105,033)	—
Proceeds from maturities and sales of marketable securities	6,000	—
Proceeds from sale of property and equipment	504	—
Net cash used in investing activities	(117,233)	(8,291)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	7,137	6,609
Employees' taxes paid upon vesting of restricted share units	(2,614)	(1,570)
Borrowings on revolving credit facility	—	30,000
Repayments on revolving credit facility	(30,000)	—
Repayments on term loan	(6,562)	(6,563)
Net cash provided by (used in) financing activities	(32,039)	28,476
Net increase (decrease) in cash	(124,861)	18,307
Cash at beginning of period	252,899	60,612
Cash at end of period	$128,038	$78,919
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,690	$6,426
Cash paid during the period for taxes, net of refunds	$1,786	$179
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$441	$537
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,239	$328

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

Year End

We use a 52- or 53-week fiscal year ending on the last Friday in December. The three months ended September 24, 2021 and September 25, 2020 were both 13 weeks. References to the third quarter of 2021 and 2020 refer to the three-month periods then ended. References to fiscal year 2021 and 2020 refer to our fiscal years ending December 31, 2021 and December 25, 2020, respectively. Fiscal year 2021 and 2020 are 53 and 52 weeks, respectively.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The majority of our inventory values are based upon average costs. On a quarterly basis, we analyze the value of our inventory and periodically record write-downs for estimated excess and obsolete inventory. This analysis is based on estimated future consumption compared to inventory quantities on-hand. The estimate is based on how assumptions of historical consumption, recency of purchases, backlog, and other factors indicate future consumption. Once the value of inventory is adjusted, the original cost of our inventory, less the write-down, represents its new cost basis. Reversal of these write-downs are recognized only when the related inventory has been scrapped or sold.

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

Note 2 – Inventories

Inventories consist of the following:

	September 24, 2021	December 25, 2020
Raw materials	$133,251	$88,015
Work in process	50,306	38,184
Finished goods	23,831	21,299
Excess and obsolete adjustment	(13,458)	(12,742)
Total inventories	$193,930	$134,756

Note 3 – Property and Equipment and Other Noncurrent Assets

Property and equipment consist of the following:

	September 24, 2021	December 25, 2020
Machinery	$40,480	$37,196
Leasehold improvements	32,838	29,616
Computer software, hardware, and equipment	6,620	6,501
Office furniture, fixtures and equipment	982	1,166
Vehicles	90	75
Construction-in-process	13,346	5,483
	94,356	80,037
Less accumulated depreciation	(41,269)	(38,226)
Total property and equipment, net	$53,087	$41,811

Depreciation expense was $2.8 million and $3.0 million for the third quarter of 2021 and 2020, respectively, and $7.5 million and $8.0 million for the nine months ended September 24, 2021 and September 25, 2020, respectively.

Cloud Computing Implementation Costs

We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system.

The following table summarizes capitalized cloud computing implementation costs:

Capitalized cloud computing implementation costs as of December 25, 2020	$4,366
Costs capitalized during the period	2,104
Capitalized costs amortized during the period	(151)
Capitalized cloud computing implementation costs as of September 24, 2021	$6,319

Note 4 – Intangible Assets

Definite‑lived intangible assets consist of the following:

	September 24, 2021
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(9,442)	$—	$248	10.0 years
Customer relationships	84,169	(62,577)	—	21,592	7.7 years
Developed technology	11,047	(3,211)	—	7,836	10.0 years
Total intangible assets	$104,906	$(75,230)	$—	$29,676

	December 25, 2020
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(8,717)	$—	$973	10.0 years
Customer relationships	84,169	(53,946)	—	30,223	7.8 years
Developed technology	11,047	(2,398)	—	8,649	10.0 years
Total intangible assets	$104,906	$(65,061)	$—	$39,845

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

We lease facilities under various non-cancellable operating leases expiring through 2026. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of September 24, 2021, we had zero operating lease executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Operating lease cost	$1,394	$1,363	$4,166	$4,015

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 24, 2021	September 25, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,979	$4,096

Supplemental balance sheet information related to leases is as follows:

	September 24, 2021	September 25, 2020
Weighted-average remaining lease term of operating leases	2.6 years	2.5 years
Weighted-average discount rate of operating leases	4.1%	4.5%

Future minimum lease payments under non-cancelable leases as of September 24, 2021 are as follows:

2021, remaining	$1,302
2022	4,699
2023	1,736
2024	797
2025	582
Thereafter	289
Total future minimum lease payments	9,405
Less imputed interest	(489)
Total lease liabilities	$8,916

Note 6 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Income tax expense (benefit)	$1,277	$(310)	$3,529	$(363)
Income before income taxes	$19,814	$10,238	$59,569	$20,395
Effective income tax rate	6.4%	-3.0%	5.9%	-1.8%

Our effective tax rate for the three and nine months ended September 24, 2021 differs from the statutory rate primarily due to taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore, and the impact of share-based compensation activity during the quarter.

Our effective tax rate for the three and nine months ended September 25, 2020 differs from the statutory rate primarily due to taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore, the impact of stock option exercises, and return-to-provision adjustments related to recently filed tax returns.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.2 million at September 24, 2021. The related interest and penalties were insignificant. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of September 24, 2021, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.5 million and $0.5 million for the third quarter of 2021 and 2020, respectively and $1.6 million and $1.5 million for the nine months ended September 24, 2021 and September 25, 2020, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	September 24, 2021	December 25, 2020
Term loan	$146,563	$153,125
Revolving credit facility	19,162	49,162
Total principal amount of long-term debt	165,725	202,287
Less unamortized debt issuance costs	(1,290)	(2,015)
Total long-term debt, net	164,435	200,272
Less current portion	(5,625)	(8,750)
Total long-term debt, less current portion, net	$158,810	$191,522

On February 15, 2018, we entered into an amended and restated credit agreement (the “2018 Credit Agreement”), which includes a $175.0 million term loan and a $125.0 million revolving credit facility. We incurred debt issuance costs of $2.1 million in connection with the amendment. The amendment did not meet the definition of an extinguishment and was accounted for as a modification. Term loan principal payments of $2.2 million are due on a quarterly basis. The 2018 Credit Agreement matures on February 15, 2023.

Interest is charged at either the Base Rate or the Eurodollar rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the Eurodollar Rate plus 1.00%. The Eurodollar rate is equal to LIBOR, subject to a 1.00% floor for the term loan. The applicable margin on Base Rate and Eurodollar Rate loans is 0.75‑1.50% and 1.75‑2.50% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.20%-0.35% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. Eurodollar interest payments are due on the last day of the applicable interest period. At September 24, 2021, the term loan and revolving credit facility bore interest at the Eurodollar rate option of 3.00% and 2.15%, respectively.

Subsequent Event

On October 29, 2021, we executed an amended and restated credit agreement to refinance all outstanding indebtedness under our 2018 Credit Agreement. The credit agreement features a $150.0 million term loan and a revolving facility allowing for borrowings up to $250.0 million. The credit agreement lowers our overall borrowing rate by (i) decreasing the applicable margin, (ii) decreasing the revolving facility commitment fee, and (iii) removing the 1.00% Eurodollar Rate floor that was associated with the term loan. Under the new credit agreement, the Eurodollar Rate, which was equal to LIBOR, is replaced with the Bloomberg Short-Term Bank Yield Index (‘BSBY’). Additionally, the maturity date is extended to October 2026, and the maximum permitted leverage ratio is increased to 3.5x from 3.0x. Quarterly term loan payments of $1.9 million commence on March 31, 2022. The impact of the term loan payment schedule under the new credit agreement has been recognized in these consolidated financial statements, which is reflected in the $5.6 million balance of current portion of long-term debt.

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

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $3.0 million and $2.4 million for the third quarter of 2021 and 2020, respectively, and $8.1 million and $7.4 million for the nine months ended September 24, 2021 and September 25, 2020, respectively.

Stock Options

The following table summarizes option activity:

	Number of Stock Options
	Service condition	Performance condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 25, 2020	1,325,826	65,908	$22.22
Granted	—	—	$—
Exercised	(254,606)	(65,908)	$19.51
Forfeited or expired	(42,888)	—	$20.72
Outstanding, September 24, 2021	1,028,332	—	$23.13	4.1 years	$21,900
Exercisable, September 24, 2021	620,681	—	$22.71	3.6 years	$13,481

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant date fair value per share
Unvested, December 25, 2020	564,626	—	—	$24.09
Granted	211,224	9,716	14,572	$50.12
Vested	(192,319)	—	—	$21.13
Forfeited	(25,931)	—	—	$27.92
Unvested, September 24, 2021	557,600	9,716	14,572	$34.44

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

During the nine months ended September 24, 2021, 48,643 ordinary shares were purchased by eligible employees under the 2017 ESPP. As of September 24, 2021, approximately 2.3 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Numerator:
Net income	$18,537	$10,548	$56,040	$20,758
Denominator:
Basic weighted average ordinary shares outstanding	28,371,644	23,051,994	28,185,564	22,875,186
Dilutive effect of options	430,713	176,292	510,074	232,026
Dilutive effect of RSUs	221,379	117,623	265,295	91,889
Dilutive effect of ESPP	1,126	1,551	375	517
Diluted weighted average ordinary shares outstanding	29,024,862	23,347,460	28,961,308	23,199,618
Securities excluded from diluted weighted average ordinary shares outstanding (1)	173,000	1,215,000	188,000	1,306,000
Earnings per share:
Net income:
Basic	$0.65	$0.46	$1.99	$0.91
Diluted	$0.64	$0.45	$1.93	$0.89

(1)

Represents potentially dilutive options and RSUs excluded from the calculation of diluted weighted average ordinary shares outstanding, because including them would have been antidilutive under the treasury stock method.

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

As of September 24, 2021, assets measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,940	$—	$—	$30,940
U.S. treasuries	10,000	—	—	10,000
Marketable securities:
U.S. treasuries	52,604	—	—	52,604
Commercial paper	—	35,989	—	35,989
Corporate bonds	—	10,113	—	10,113
Total assets	$93,544	$46,102	$—	$139,646

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
United States of America	$127,672	$125,538	$404,553	$364,071
Singapore	94,831	73,196	282,369	220,732
Europe	16,430	18,191	56,199	51,686
Other	23,922	10,753	66,608	32,781
Total net sales	$262,855	$227,678	$809,729	$669,270

Foreign long-lived assets, exclusive of deferred tax assets, were $40.1 million and $31.5 million at September 24, 2021 and December 25, 2020, respectively.

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

The following summarizes key financial information for the periods indicated. Amounts are presented in accordance with GAAP unless explicitly identified as being a non-GAAP metric. For a description of our non-GAAP metrics and reconciliations to the most comparable GAAP metrics, please refer to Item 2 – Non-GAAP Financial Results within this report.

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(dollars in thousands)
Net sales	$262,855	$227,678	$809,729	$669,270
Gross profit	$43,637	$32,506	$130,502	$90,542
Gross margin	16.6%	14.3%	16.1%	13.5%
Non-GAAP gross margin	16.7%	14.6%	16.6%	14.1%
Operating expenses	$22,440	$19,974	$65,833	$63,206
Operating income	$21,197	$12,532	$64,669	$27,336
Net income	$18,537	$10,548	$56,040	$20,758
Non-GAAP net income	$23,421	$14,581	$71,453	$39,208
Diluted EPS	$0.64	$0.45	$1.93	$0.89
Non-GAAP diluted EPS	$0.81	$0.62	$2.47	$1.69

COVID-19 Pandemic and Market Conditions Update

The COVID‑19 pandemic and related economic repercussions have created, and are expected to continue to create, significant volatility, uncertainty, and turmoil in our industry. While our facilities are currently not subject to any site-wide government shutdowns, in June 2021, the Malaysian government instituted an Enhanced Movement Control Order (“EMCO”), which impacted our weldment facility in Malaysia through both on-site employee restrictions as well as a complete shutdown of all manufacturing in the region during early July. While we were able to reopen our factory in mid-July, once the government confirmed we were an essential business, we remained under headcount limitations until the third week of August. With 50% of our weldment capacity located in Malaysia, our overall output in the country was reduced by 40% in the third quarter due to the EMCO restrictions.

In addition to the recent impacts in Malaysia, increases in direct costs within our factories associated with employee personal protective equipment (“PPE”), facility cleaning and layout changes, together with increases in logistics costs and employee labor costs, as well as other operating inefficiencies have resulted in, and may continue to result in, lower revenues and operating margins. The extent and duration of these impacts cannot be specifically quantified given the dynamic nature and breadth of the pandemic’s impact on our operations and that of our customers and suppliers.

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$262,855	$227,678	$809,729	$669,270
Cost of sales	219,218	195,172	679,227	578,728
Gross profit	43,637	32,506	130,502	90,542
Operating expenses:
Research and development	3,905	3,269	11,469	10,100
Selling, general, and administrative	15,147	13,367	44,195	43,098
Amortization of intangible assets	3,388	3,338	10,169	10,008
Total operating expenses	22,440	19,974	65,833	63,206
Operating income	21,197	12,532	64,669	27,336
Interest expense, net	1,487	2,052	4,997	6,728
Other expense (income), net	(104)	242	103	213
Income before income taxes	19,814	10,238	59,569	20,395
Income tax expense (benefit)	1,277	(310)	3,529	(363)
Net income	$18,537	$10,548	$56,040	$20,758

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020

Consolidated Statements of Operations Data:
Net sales	100.0	100.0	100.0	100.0
Cost of sales	83.4	85.7	83.9	86.5
Gross profit	16.6	14.3	16.1	13.5
Operating expenses:
Research and development	1.5	1.4	1.4	1.5
Selling, general, and administrative	5.8	5.9	5.5	6.4
Amortization of intangible assets	1.3	1.5	1.3	1.5
Total operating expenses	8.5	8.8	8.1	9.4
Operating income	8.1	5.5	8.0	4.1
Interest expense, net	0.6	0.9	0.6	1.0
Other expense (income), net	0.0	0.1	0.0	0.0
Income before income taxes	7.5	4.5	7.4	3.0
Income tax expense (benefit)	0.5	(0.1)	0.4	(0.1)
Net income	7.1	4.6	6.9	3.1

Comparison of the three and nine months ended September 24, 2021 and September 25, 2020

Net Sales

	Three Months Ended		Change		Nine Months Ended		Change
	September 24, 2021	September 25, 2020	Amount	%	September 24, 2021	September 25, 2020	Amount	%
	(dollars in thousands)
Net sales	$262,855	$227,678	$35,177	15.5%	$809,729	$669,270	$140,459	21.0%

The increase in net sales from the three and nine months ended September 25, 2020 to the three and nine months ended September 24, 2021 was primarily due to strong demand from our customers as a result of continued growth in the global wafer fabrication equipment market, partially offset by production constraints as a result of challenges in our supply chain, primarily due to the EMCO restrictions at our Malaysia factory beginning in June 2021, as noted above in the commentary above under the heading, “COVID‑19 Pandemic and Market Conditions Update,” and delivery timelines with certain key suppliers.

Net sales to U.S. customers increased by $2.1 million and $40.5 million for the three and nine months ended September 24, 2021, respectively. On a relative basis, net sales to U.S. customers as a percent of total net sales decreased from 55.1% and 54.4% to 48.6% and 50.0% for the three and nine months ended September 24, 2021, respectively.

Net sales to international customers increased by $33.0 million and $100.0 million for the three and nine months ended September 24, 2021, respectively. On a relative basis, net sales to international customers as a percent of total net sales increased from 44.8% and 45.6% to 51.5% and 50.0% for the three and nine months ended September 24, 2021, respectively.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
	September 24, 2021	September 25, 2020	Amount	%	September 24, 2021	September 25, 2020	Amount	%
	(dollars in thousands)
Cost of sales	$219,218	$195,172	$24,046	12.3%	$679,227	$578,728	$100,499	17.4%
Gross profit	$43,637	$32,506	$11,131	34.2%	$130,502	$90,542	$39,960	44.1%
Gross margin	16.6%	14.3%		+ 230 bps	16.1%	13.5%		+ 260 bps

The increase in the gross amounts of cost of sales and gross profit for the three and nine months ended September 24, 2021 were primarily due to the factors mentioned in the commentary above under the heading, “Net Sales”.

The increase in our gross margin from the three and nine months ended September 25, 2020 to the three and nine months ended September 24, 2021 was primarily due to increased factory utilization, partially offset by increased materials and logistics costs and increased factory inefficiency due to challenges in our supply chain, primarily due to the EMCO restrictions at our Malaysia factory in beginning in June 2021, as noted above in the commentary above under the heading, “COVID‑19 Pandemic and Market Conditions Update,” and delivery timelines with certain key suppliers.

The following discrete, non‑recurring items favorably impacted our gross margin for the three and nine months ended September 24, 2021 on a year-over-year basis:

Gross margin increased from the third quarter of 2020 to the third quarter of 2021 due to $0.4 million, or 18 basis points, in costs incurred in connection with the planned closure of our Union City, California facility in the third quarter of 2020 that did not recur in the third quarter of 2021. The facility ceased operations during the second quarter of 2021.

Gross margin increased from the nine months ended September 25, 2020 to the nine months ended September 24, 2021 due to a $1.4 million, or 21 basis point, contract settlement loss in the first quarter of 2020 that did not recur in the nine months ended September 24, 2021. This was partially offset by a $0.4 million, or 6 basis point, increase in Union City facility shutdown costs in the nine months ended September 24, 2021 compared to the nine months ended September 25, 2020.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
	September 24, 2021	September 25, 2020	Amount	%	September 24, 2021	September 25, 2020	Amount	%
	(dollars in thousands)
Research and development	$3,905	$3,269	$636	19.5%	$11,469	$10,100	$1,369	13.6%

The increase in research and development expenses from the three and nine months ended September 25, 2020 to the three and nine months ended September 24, 2021 was primarily due to increased employee-related expense, as we expand our engineering team to design and engineer next generation, high performance solutions for our customers.

Selling, General, and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 24, 2021	September 25, 2020	Amount	%	September 24, 2021	September 25, 2020	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$15,147	$13,367	$1,780	13.3%	$44,195	$43,098	$1,097	2.5%

The increase in selling, general, and administrative expense from the third quarter of 2020 to the third quarter of 2021 was primarily due (i) $1.6 million in increased employee-related expense, which is inclusive of a $0.5 million increase in share-based compensation expense, and (ii) $0.3 million in increased computer hardware and software costs to support the growing organization and our ERP implementation project, partially offset by (iii) $0.3 million in reduced professional and consulting fees.

The increase in selling, general, and administrative expense from the nine months ended September, 2020 to the nine months ended September 24, 2021 was primarily due to (i) $2.2 million in increased employee-related expense, which is inclusive of a $0.2 million increase in share-based compensation expense, (ii) $1.1 million in increased computer hardware and software costs to support the growing organization and our ERP implementation project, and (iii) $0.3 million in increase costs related to the shutdown of our Union City, California facility, partially offset by (iv) $1.8 million in reduced executive transition costs associated with the transition of our former CEO to executive chairman in the first quarter of 2020 that did not recur in the first quarter of 2021 and (v) $1.2 million in reduced professional and consulting fees.

Amortization of Intangible Assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 24, 2021	September 25, 2020	Amount	%	September 24, 2021	September 25, 2020	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,388	$3,338	$50	1.5%	$10,169	$10,008	$161	1.6%

The increase in amortization expense from the three and nine months ended September 25, 2020 to the three and nine months ended September 24, 2021 was primarily due to incremental amortization expense from the acquisition of a customer relationship intangible asset in December 2020 in connection with our acquisition of a precision machining operation in Nogales, Mexico.

Interest Expense, Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 24, 2021	September 25, 2020	Amount	%	September 24, 2021	September 25, 2020	Amount	%
	(dollars in thousands)
Interest expense, net	$1,487	$2,052	$(565)	-27.5%	$4,997	$6,728	$(1,731)	-25.7%

The decrease in interest expense from the third quarter of 2020 to the third quarter of 2021 was primarily due to a 47‑basis point decrease in our weighted average interest rate, from 3.37% to 2.90%, and a $38.7 million decrease in our average amount borrowed during the quarter.

The decrease in interest expense from the nine months ended September 25, 2020 to the nine months ended September 24, 2021 was primarily due to an 81‑basis point decrease in our weighted average interest rate, from 3.89% to 3.08%, and a $21.6 million decrease in our average amount borrowed during the nine‑month period.

The decrease in our weighted average interest rate during the three and nine months ended September 24, 2021 was primarily driven by continued quarterly reductions in our consolidated leverage ratio, starting with the first quarter of 2020, which lowers the applicable margin component of our all-in interest rate. Additionally, for the nine months ended September 24, 2021, our weighted average interest rate was favorably impacted by reductions in LIBOR during the first half of 2021 compared to the first half of 2020.

Interest expense for the three and nine months ended September 24, 2021 is net of an insignificant amount of interest income, net of premium amortization, associated with our marketable securities, which were originally purchased in May 2021.

Other Expense (Income), Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 24, 2021	September 25, 2020	Amount	%	September 24, 2021	September 25, 2020	Amount	%
	(dollars in thousands)
Other expense (income), net	$(104)	$242	$(346)	n/m	$103	$213	$(110)	-51.6%

The change in other expense, net from the three and nine months ended September 25, 2020 to the three and nine months ended September 24, 2021 was primarily due to currency exchange rate changes during the quarter as a result of transactions denominated in the local currencies of our foreign operations. These local currencies consist primarily of the Singapore dollar, Malaysian ringgit, and euro.

Income Tax Expense (Benefit)

	Three Months Ended		Change		Nine Months Ended		Change
	September 24, 2021	September 25, 2020	Amount	%	September 24, 2021	September 25, 2020	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$1,277	$(310)	$1,587	n/m	$3,529	$(363)	$3,892	n/m

The increase in income tax expense from the third quarter of 2020 to the third quarter of 2021 was primarily due to increased taxable income in the U.S. in 2021 and a reduction in benefits from share-based compensation activity during the quarter.

The increase in income tax expense from the nine months ended September 25, 2020 to the nine months ended September 24, 2021 was primarily due to increased taxable income in the U.S., partially offset by an increase in benefits from share-based compensation activity during the nine-month period.

Non‑GAAP Financial Results

Management uses non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP gross margin is defined as non-GAAP gross profit divided by net sales. Non-GAAP gross profit and non-GAAP net income are defined as: gross profit or net income excluding, as applicable, (1) amortization of intangible assets, share-based compensation expense, and non-recurring expenses, including contract settlement losses and facility shutdown costs, to the extent they are present in gross profit or net income; and (2) the tax impacts associated with our non-GAAP adjustments, as well as non-recurring discrete tax items. Non-GAAP diluted earnings per share (“EPS”) is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period.

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

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(dollars in thousands, except per share amounts)
U.S. GAAP gross profit	$43,637	$32,506	$130,502	$90,542
Non-GAAP adjustments:
Share-based compensation	343	289	947	724
Other non-recurring expense, net (1)	—	—	106	—
Contract settlement loss (2)	—	—	—	1,386
Facility shutdown costs (3)	—	408	2,297	1,883
Fair value adjustment to inventory from acquisitions (4)	—	—	211	—
Non-GAAP gross profit	$43,980	$33,203	$134,063	$94,535
U.S. GAAP gross margin	16.6%	14.3%	16.1%	13.5%
Non-GAAP gross margin	16.7%	14.6%	16.6%	14.1%

(1)	Included in this amount for the nine months ended September 24, 2021 is primarily a non-recurring settlement charge.
(2)	During the first quarter of 2020, we reached a mutual settlement with the counterparty of a contract dispute and, accordingly, recorded a $1.4 million contract settlement loss to cost of sales.
(3)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed during the second quarter of 2021. As of the end of the second quarter of 2021, the facility was closed and vacated, and no further charges are expected on a go-forward basis.

Included in this amount for the third quarter of 2020 are (i) severance costs associated with affected employees of $0.2 million, and (ii) accelerated depreciation charges associated with property and equipment expected to be abandoned at the time of facility closure of $0.2 million.

Included in this amount for the nine months ended September 24, 2021 are (i) write-off costs associated with inventories determined during the period to be obsolete of $2.6 million and (ii) severance costs associated with affected employees of $0.2 million, partially offset by (iii) a gain realized upon the sale of equipment and other fixed assets of $0.5 million.

Included in this amount for the nine months September 25, 2020 are (i) write-off costs associated with inventories determined during the period to be obsolete of $1.3 million, (ii) severance costs associated with affected employees of $0.4 million, and (iii) accelerated depreciation charges associated with property and equipment expected to be abandoned at the time of facility closure of $0.2 million.

(4)

As part of our purchase price allocation for our acquisition of a precision machining operation in Mexico in December 2020, we recorded acquired-inventory at fair value, resulting in a fair value step-up of $0.2 million. This was subsequently released to cost of sales in the first quarter of 2021 as acquired-inventory was sold.

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(dollars in thousands, except per share amounts)
U.S. GAAP net income	$18,537	$10,548	$56,040	$20,758
Non-GAAP adjustments:
Amortization of intangible assets	3,388	3,338	10,169	10,008
Share-based compensation	3,010	2,417	8,106	7,423
Other non-recurring expense, net (1)	110	239	498	3,124
Contract settlement loss (2)	—	—	—	1,386
Facility shutdown costs (3)	—	481	2,682	2,017
Fair value adjustment to inventory from acquisitions (4)	—	—	211	—
Tax adjustments related to non-GAAP adjustments (5)	(1,624)	(2,442)	(6,253)	(5,508)
Non-GAAP net income	$23,421	$14,581	$71,453	$39,208
U.S. GAAP diluted EPS	$0.64	$0.45	$1.93	$0.89
Non-GAAP diluted EPS	$0.81	$0.62	$2.47	$1.69
Shares used to compute diluted EPS	29,024,862	23,347,460	28,961,308	23,199,618

(1)	Included in this amount for the third quarter of 2021 are primarily non-capitalized costs incurred in connection with our implementation of a new ERP system.

Included in this amount for the the third quarter of 2020 are primarily (i) non-capitalized costs incurred in connection with our implementation of a new ERP system and a Sarbanes-Oxley (“SOX”) compliance program.

Included in this amount for the nine months ended September 24, 2021 are primarily (i) non-capitalized costs incurred in connection with our implementation of a new ERP system and a SOX compliance program.

Included in this amount for the nine months ended September 25, 2020 are primarily (i) a $1.8 million bonus payment to our former CEO in connection with his transition to executive chairman, (ii) acquisition-related expenses associated with a two-year retention agreement between the Company and key management personnel of IAN, (iii) non-capitalizable costs incurred in connection with our implementation of a new ERP system and a SOX compliance program, and (iv) a non-recurring settlement charge.

(2)	See footnote 2 to the previous table reconciling gross profit to non-GAAP gross profit.
(3)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed during the second quarter of 2021. As of the end of the second quarter of 2021, the facility was closed and vacated, and no further charges are expected on a go-forward basis.

Included in this amount for the third quarter of 2020 are are (i) severance costs associated with affected employees of $0.2 million, and (ii) accelerated depreciation charges associated with property and equipment expected to be abandoned at the time of facility closure of $0.3 million.

Included in this amount for the nine months ended September 24, 2021 are (i) write-off costs associated with inventories determined during the period to be obsolete of $2.6 million, (ii) other shutdown related charges of $0.3 million, (iii) severance costs associated with affected employees of $0.2 million, partially offset by (iv) a gain realized upon the sale of equipment and other fixed assets of $0.5 million.

Included in this amount for the nine months September 25, 2020 are (i) write-off costs associated with inventories determined during the period to be obsolete of $1.3 million, (ii) severance costs associated with affected employees of $0.4 million, and (iii) accelerated depreciation charges associated with property and equipment expected to be abandoned at the time of facility closure of $0.3 million.

(4)	See footnote 4 to the previous table reconciling gross profit to non-GAAP gross profit.
(5)

Adjusts U.S. GAAP income tax expense (benefit) for impact of our non-GAAP adjustments, as defined, including the impacts of excluding share-based compensation, amortization of intangible assets, and other non-recurring expenses. This adjustment also excludes the impact of non-recurring discrete tax items.

Liquidity and Capital Resources

We ended the third quarter of 2021 with cash of $128.0 million, a decrease of $124.9 million from December 25, 2020. The decrease during the nine months ended September 24, 2021 was primarily due to purchases of marketable securities of $105.0 million, payments on long-term debt of $36.6 million, and capital expenditures of $18.7 million, partially offset by cash provided by operating activities of $24.4 million, proceeds from maturities and sales of marketable securities of $6.0 million, and net proceeds from the issuance of shares under our share-based compensation plans of $4.5 million.

We believe that our cash, the amounts available under our revolving credit facility, and our cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flow Analysis

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Nine Months Ended
	September 24, 2021	September 25, 2020
	(in thousands)
Cash provided by (used in) operating activities	$24,411	$(1,878)
Cash used in investing activities	(117,233)	(8,291)
Cash provided by (used in) financing activities	(32,039)	28,476
Net decrease in cash	$(124,861)	$18,307

Operating Activities

Our cash provided by operating activities of $24.4 million during the nine months ended September 24, 2021 consisted of net income of $56.0 million and net non-cash charges of $27.3 million, partially offset by an increase in our net operating assets and liabilities of $58.9 million. Net non-cash charges primarily consisted of depreciation and amortization of $17.7 million, share-based compensation of $8.1 million, and deferred taxes of $1.0 million. The increase in our net operating assets and liabilities was primarily due to (i) an increase in inventories of $59.2 million, driven mostly by higher purchasing activity pursuant to strong customer demand and certain supply chain constraints, primarily due to a government-ordered shutdown of our Malaysia factory in July 2021, constraining production and shipments; (ii) an increase in accounts receivable of $20.7 million, driven mostly by higher sales in the third quarter of 2021 compared to the fourth quarter of 2020, as well as timing of customer payments; partially offset by (iii) an increase in accounts payable of $21.2 million, which is primarily due to higher purchases during the third quarter of 2021 compared to the fourth quarter of 2020, partially offset by timing of payments to suppliers.

Investing Activities

Our cash used in investing activities of $117.2 million during the nine months ended September 24, 2021 consisted of purchases of marketable securities of $105.0 million, capital expenditures of $18.7 million, partially offset by proceeds from maturities and sales of marketable securities and proceeds from the sale of equipment and other fixed assets associated with our planned closure of our Union City, California facility of $0.5 million. Our capital expenditures primarily include capacity expansion projects, including machinery and clean rooms, at our factories. Pursuant to ASU 2018‑15, implementation costs associated with our new ERP implementation of approximately $2.1 million are capitalized as other non-current assets on our consolidated balances sheets and are reflected in cash provided by operating activities.

Financing Activities

Our cash used in financing activities of $32.0 million during the nine months ended September 24, 2021 consisted of payments on long-term debt of $36.6 million, of which $30.0 million was a paydown on our revolving credit facility, partially offset by net proceeds from the issuance of shares under our share-based compensation plans of $4.5 million.

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

While not currently significant, we do have certain operating expenses that are denominated in currencies of the countries in which our operations are located and may be subject to fluctuations due to foreign currency exchange rates, particularly the Singapore dollar, Malaysian ringgit, British pound, euro, and South Korean won. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

We had total indebtedness of $165.7 million as of September 24, 2021, exclusive of $1.3 million in debt issuance costs, of which $8.8 million was due within 12 months. The outstanding amount of debt included elsewhere in this report is net of debt issuance costs.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is based on LIBOR, the Prime Rate, or the Federal Funds Rate. A hypothetical 1% interest rate change on our outstanding debt would have resulted in a $0.4 million change to interest expense during the third quarter of 2021, or $1.7 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 24, 2021.

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

ICHOR HOLDINGS, LTD.

Date: November 3, 2021	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)