Form 10-K
period 2021-12-31
ICHOR HOLDINGS, LTD.
filed 2022-02-28
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒

There were 28,592,634 ordinary shares, $0.0001 par value, outstanding as of February 22, 2022. The aggregate market value of voting ordinary shares held by non-affiliates was $1,479,680,000 as of June 25, 2021, the last business day of our most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10‑K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2022 General Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

EXHIBIT INDEX
SIGNATURES

CAUTIONARY STATEMENT CONCERNING FORWARD‑LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those entitled Item 1 – Business and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.

Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report under the heading Item 1A – Risk Factors, as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

We use a 52- or 53-week fiscal year ending on the last Friday in December. The following table details our fiscal periods included elsewhere in this report. All references to 2021, 2020, and 2019, including the quarters thereto, relate to our fiscal period as so detailed.

Fiscal Period	Period Ending	Weeks in Period
Fiscal Year 2021:	December 31, 2021	53
First Quarter	March 26, 2021	13
Second Quarter	June 25, 2021	13
Third Quarter	September 24, 2021	13
Fourth Quarter	December 31, 2021	14

Fiscal Year 2020:	December 25, 2020	52
First Quarter	March 27, 2020	13
Second Quarter	June 26, 2020	13
Third Quarter	September 25, 2020	13
Fourth Quarter	December 25, 2020	13

Fiscal Year 2019:	December 27, 2019	52
First Quarter	March 29, 2019	13
Second Quarter	June 28, 2019	13
Third Quarter	September 27, 2019	13
Fourth Quarter	December 27, 2019	13

Company Overview

We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our product offerings include gas and chemical delivery systems and subsystems, collectively known as fluid delivery systems and subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery systems and subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, electron beam (“e‑beam”) and laser-welded components, precision vacuum and hydrogen brazing and surface treatment technologies, and other proprietary products. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most original equipment manufacturers (“OEMs”) outsource all or a portion of the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage the suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. We believe that this outsourcing trend has enabled OEMs to reduce their costs and development time, as well as provide growth opportunities for specialized subsystems suppliers like us.

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

The broad technical expertise of our engineering team, coupled with our early customer engagement approach, enables us to offer innovative and reliable solutions to complex fluid delivery challenges. With two decades of experience developing complex fluid delivery subsystems and meeting the constantly changing production requirements of leading semiconductor OEMs, we have developed expertise in fluid delivery that we offer to our OEM customers. In addition, our capital efficient model provides us the flexibility to fulfill increased demand and meet changing customer requirements with relatively low levels of capital expenditures. With an aim to provide superior customer service, we have a global footprint with many facilities strategically located in close proximity to our customers. We have long standing relationships with top tier OEM customers, including Lam Research, Applied Materials, and ASML, which were our three largest customers by sales in 2021.

We generated revenue of $1,096.9 million, $914.2 million, and $620.8 million in 2021, 2020, and 2019, respectively. We generated net income of $70.9 million, $33.3 million, and $10.7 million on a GAAP basis in 2021, 2020, and 2019, respectively, and $97.7 million, $59.0 million, and $28.3 million on a non-GAAP basis, respectively. See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Results for a discussion of non-GAAP net income, an accompanying presentation of the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States, net income, and a reconciliation of the differences between non-GAAP net income and net income.

Our Competitive Strengths

As a leader in the fluid delivery industry, we believe that our key competitive strengths include the following:

Deep Fluids Engineering Expertise

We believe that our engineering team, comprised of chemical, mechanical, electrical, software, and systems engineers, has positioned us to expand the scope of our solutions, provide innovative products and subsystems, and strengthen our incumbent position at our OEM customers. Our engineering team acts as an extension of our customers’ product development teams, providing our customers with technical expertise that is outside of their core competencies.

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

Long History and Strong Relationships with Top Tier Customers

We have established deep relationships with top tier OEMs such as Lam Research, Applied Materials, and ASML, which were our three largest customers by sales in 2021. Our customers are global leaders by sales in the semiconductor capital equipment industry. Our existing relationships with our customers have enabled us to effectively compete for new fluid delivery subsystems for our customers’ next generation products in development. We leverage our deep-rooted existing customer relationships with these market leaders to penetrate new business opportunities created through industry consolidation. Our close collaboration with them has contributed to our established market position and several key supplier awards.

Operational Excellence with Scale to Support the Largest Customers

Over our 20‑plus year experience in designing and building fluid delivery systems, we have developed deep capabilities in operations. We have strategically located our manufacturing facilities near our customers’ locations in order to provide fast and efficient responses to new product introductions and accommodate configuration or design changes late in the manufacturing process. We will continue to add capacity as needed to support future growth. In addition to providing high quality and reliable fluid delivery subsystems, one of our principal strategies is delivering the lead-times that provide our customers the required flexibility needed in their production processes. We have accomplished this by investing in manufacturing systems and processes and an efficient supply chain. Our focus on operational efficiency and flexibility allows us to reduce manufacturing cycle times in order to respond quickly to customer requests and lead-times that are often less than four weeks.

Capital Efficient and Scalable Business Model

In general, our business is not capital intensive and we are able to grow sales with a low investment in property, plant, and equipment. In 2021, 2020, and 2019, our total capital expenditures were$20.8 million, $10.3 million, and $12.3 million, respectively, representing only 1.9%, 1.1%, and 2.0%, of sales, respectively. The semiconductor capital equipment market has historically been cyclical. We have structured our business to minimize fixed manufacturing overhead and operating expenses to enable us to grow net income at a higher rate than sales during periods of growth. Conversely, our low fixed cost approach allows us to minimize the impact of cyclical downturns on our net income but results in a lower level of gross margin leverage or improvement as a percentage of sales in times of increased demand.

Our Growth Strategy

Our objective is to enhance our position as a leader in providing fluid delivery solutions, including subsystems, components, and legacy tool refurbishment, to our customers by leveraging our core strengths. The key elements of our growth strategy are:

Grow Our Market Share within Existing Customer Base

We intend to grow our position within our existing customers by continuing to leverage our specialized engineering talent, early collaboration approach with OEMs to foster long-term relationships, and expanded product offerings. Each of our customers produces many different process tools for various process steps. At each customer, we are an outsourced supplier of fluid delivery subsystems and components for a subset of their entire process tool offerings. We are constantly looking to expand our market share at our existing customers. We believe that our early collaborative approach with customers positions us to deliver innovative and dynamic solutions, offer timely deployment and meet competitive cost targets, further increasing our market share. Through our acquisition of IMG Companies, LLC and its subsidiaries (“IMG”), a precision machining and specialty component manufacturing company, in November 2021, our acquisition of a precision machining operation in December 2020, an intellectual property (“IP”) purchase of developed flow controller technology in 2019, and our acquisitions of a weldment company and a precision machining company in 2017, we significantly expanded our product offerings within our served customer base, including entering the market for chemical delivery subsystems for wet process tools where we had only limited engagement in the past. Using this and our existing engineering capability, we developed a liquid delivery module for use on a wet process equipment system that met the specifications of, and was qualified by, one of our largest customers and a market leader in this space.

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

Through our acquisition of IMG in November 2021, we have opened up adjacent opportunities within semiconductor capital equipment, including large format machining, hydrogen brazing, and e‑beam and laser welding. Additionally, our acquisition of IMG gave us entrance into new sectors, including medical, aerospace defense, and scientific research, which require our critical machining and joining expertise.

Expand Our Total Customer Base within Fluid Delivery Market

We have expanded our customer base and are currently a supplier of gas delivery systems for a leading lithography system manufacturer, a leading atomic layer deposition (“ALD”) system manufacturer, and Korean process tool OEMs. Our acquisition of IMG further expands our total customer base with new customers in medical, aerospace, and defense. We continue to actively engage with new customers that are considering outsourcing their gas and chemical delivery needs as well as expanding our components business.

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

The image below shows a typical wet-process front end semiconductor tool, with a chemical delivery subsystem and corresponding application process module highlighted:

Weldments and Specialty Joining

Our complete offering of weldments support the delivery of gases through the process tool. We have developed both automated and manual welding processes to support world class workmanship on all types of metals needed to support fluid delivery within the semiconductor market. The welded assemblies are used in both wet and dry processes, non-semi applications including aerospace and defense, medical, and general industrial markets. We offer a wide range of specialty joining technologies including orbital, tungsten inert gas (“TIG”), e‑beam, and laser welding, as well as hydrogen and vacuum brazing.

Precision Machining

Precision machining provides us the ability to supply our customers with components used in our gas delivery systems and weldments, while also providing custom machined solutions throughout customers’ equipment. Many of these items are used downstream of the gas system and in process critical applications. Our precision machined products can be used in both wet and dry applications and include both small- and large‑format machining applications. Machined components are also provided to other critical non‑semiconductor markets, including aerospace and medical.

History

We were originally incorporated as Celerity, Inc. (“Celerity”) in 1999. Our business of designing and manufacturing critical systems for semiconductor capital equipment manufacturers operated as a standalone business until 2009 when Celerity sold the business to a private equity fund. Francisco Partners (“FP”) acquired the business in December 2011 and formed Ichor Holdings, Ltd., an exempt company incorporated in the Cayman Islands, in March 2012 to serve as the parent company as part of a restructuring to accommodate the expansion of our business in Singapore and Malaysia. We completed the initial public offering of our ordinary shares in December 2016. We have grown through opportunistic acquisitions, which include:

•	In April 2012, we acquired Semi Scenic UK Limited to provide refurbishment services for legacy tools.
•	In April 2016, we purchased Ajax-United Patterns & Molds, Inc. (“Ajax”) for $17.6 million to add chemical delivery subsystem capabilities with existing customers.
•	In July 2017 we acquired Cal‑Weld, Inc. (“Cal‑Weld”) for $56.2 million to add to our gas delivery subsystem and weldment capabilities.
•	In December 2017 we acquired Talon Innovations Corporation (“Talon”) for $137.8 million to add to our gas delivery subsystem, precision machining, and component manufacturing capabilities.
•	In April 2018, we acquired IAN Engineering Co., Ltd. (“IAN”) for $6.5 million to provide us exposure to and growth opportunities in the Korean semiconductor capital equipment market.
•	In December 2020, we acquired certain operating assets and assumed the operations of a business in Nogales, Mexico for $5.0 million to increase our precision machined component manufacturing capacity.
•	In November 2021, we acquired IMG for approximately $270.0 million to increase our precision machining capacity and capabilities with existing customers, as well as increase our served customer base.

We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth.

Customers, Sales and Marketing

We primarily market and sell our products directly to equipment OEMs in the semiconductor equipment market. In Japan, we utilize a value-added reseller to market and sell our chemical delivery system. We are dependent upon a small number of customers, as the semiconductor equipment manufacturer market is highly concentrated with five companies accounting for over 80% of all process tool revenues. For 2021, our two largest customers were Lam Research and Applied Materials, which accounted for 53% and 32% of sales, respectively. We do not have long-term contracts that require customers to place orders with us in fixed or minimum volumes, and we generally operate on a purchase order basis with customers.

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

Manufacturing

We are ISO 9001 certified or compliant at our manufacturing locations, and our manufactured subsystems and modules adhere to strict design tolerances and specifications. We operate Class 100 and Class 10,000 clean room facilities for customer-specified testing, assembly, and integration of high-purity gas and chemical delivery systems at our locations in Singapore, Oregon, Texas, and Korea. We operate additional facilities in Malaysia, Oregon, Texas, and California for weldments and related components used in our gas delivery subsystems, and we operate facilities in Oregon and Malaysia for critical components used in our chemical delivery subsystems. We operate facilities in California, Minnesota, and Mexico for precision machining of components for sale to our customers and internal use, as well as specialty joining and plating technologies. Many of our facilities are located in close proximity to our largest customers to allow us to collaborate with them on a regular basis and to enable us to deliver our products on a just-in-time basis, regardless of order size or the degree of changes in the applicable configuration or specifications.

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

We have built a team of fluid delivery experts. As of December 31, 2021, our engineering team consisted of approximately 90 engineers and designers with mechanical, electrical, chemical, systems, and software expertise. Our engineers are closely connected with our customers and typically work at our customers’ sites and operate as an extension of our customers’ design team. We engineer within our customers’ processes, design vaults, drawing standards, and part numbering systems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection, and functionality. The majority of our sales are generated from projects during which our engineers cooperated with our customer early in the design cycle. Through this early collaborative process, we become an integral part of our customers’ design and development processes, and we are able to quickly anticipate and respond to our customers’ changing requirements.

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

Intellectual Property

Our success depends, in part, upon our ability to develop, maintain, and protect our technology and products and to conduct our business without infringing the proprietary rights of others. We continue to invest in securing intellectual property protection for our technology and products and protect our technology by, among other things, filing patent applications. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, copyrights and trademarks, to protect our proprietary rights. We have historically focused our patent protection efforts in the United States. As of December 31, 2021, we had 58 granted patents and 31 pending patent applications, of which 27 and 21 are U.S. patents, respectively. While we consider our patents to be valuable assets, we do not believe the success of our business or our overall operations are dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our business.

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

Human Capital Resources

As a globally successful company, we believe that we must be a good corporate citizen, socially responsible, and provide a safe and thriving environment for our employees, who we consider our most important asset. All employees of Ichor are committed to a set of core values that define company culture, represent what we believe, and guide our actions. We recognize and value each person’s diverse background and unique skill set and seek to foster an environment that encourages personal growth and professional development. We continue to extend our commitment to diversity, inclusion, and equity through specific policies, practices, employee and manager training, and dedicated executive leadership. Below are details demonstrating our commitment in this area.

Demographics

As of December 31, 2021, we had approximately 1,850 full‑time employees and 690 contract or temporary workers, which allow flexibility as business conditions and geographic demand change. Of our total workforce, approximately 90 are engineers, 80 are engaged in sales and marketing, 2,240 are engaged in manufacturing, and 130 perform executive and administrative functions. Our employees are not unionized, and we have no participation in works councils. We have not experienced any material work stoppages at any of our facilities, with the exception of temporary shutdowns at our Malaysia facility in June and July 2021 due to the COVID‑19 pandemic. We believe our relationship with our employees to be good.

Total Rewards

As part of our total rewards philosophy, we believe in offering market-competitive compensation and benefits programs for our employees to attract and retain a talented and productive workforce. Our programs are designed to be externally competitive, internally fair and equitable, and our pay-for-performance philosophy aims to reward each individual for their contributions while striving for equal pay for work regardless of gender, race, or ethnicity. We offer a combination of fixed and variable pay, which can vary by business and function. For our leadership and key talent, we provide equity based long-term compensation to create retention and incentive towards the company’s strategies and objectives. We provide benefits that are locally competitive, including retirement and savings plans with company contributions, health and welfare plans aimed to provide protection for employees, and in some instances, protection for employees’ families, and we provide a discounted employee stock purchase plan. We invest in wellness programs to promote physical, emotional, and financial well-being. In 2021, we continued our employee cash spot bonus program, which recognizes employee contributions to our business.

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

Health and Safety

We are committed to monitoring and maintaining a healthy and safe environment for our employees. We facilitate “skip level” sessions, periodically survey employees, and use other communication forums to allow employees to express their opinions and concerns to management. We maintain a professional Human Resources department and provide a "whistle blower" hotline available to all employees for communicating concerns, including those involving health and safety. During the COVID‑19 pandemic, we took necessary steps to ensure the health and safety of our employees and extended communities by following and often exceeding CDC and other government health organization guidelines from around the world. We adopted a policy to support remote and hybrid working options for office staff and made a significant investment in our IT infrastructure to enable uninterrupted virtual communication. For factory workers, we maintain strict guidelines to uphold safety of our workforce and business continuity, including health screenings, social distancing protocols, the use of personal protective equipment, and in certain regions testing protocols.

Community Involvement

We continued our charitable contributions this past year to include educational scholarships specifically earmarked for under-represented minority groups attending college. We invest in local community colleges in the regions where we live and work to support the education and development opportunities supporting the advancement of manufacturing skill sets, such as machinists and welding. We support local foodbanks and other local charities in the communities in which we operate.

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

Risk Factor Summary

The following is a summary of some important risk factors that could adversely affect our business, operations, and financial results.

Economic and Strategic Risks

•	Our business depends significantly on expenditures by manufacturers in the semiconductor capital equipment industry.
•	We rely on a very small number of OEM customers for a significant portion of our sales.
•	Our customers exert a significant amount of negotiating leverage over us.
•	The industries in which we participate are highly competitive and rapidly evolving.
•	We are exposed to risks associated with weakness in the global economy and geopolitical instability.
•	Our business has been adversely affected by the COVID‑19 pandemic and we continue to face risks related to COVID‑19.
•	If we do not keep pace with developments in the industries we serve and with technological innovation generally, our products and services may not be competitive.
•	We must design, develop, and introduce new products that are accepted by OEMs in order to retain our existing customers and obtain new customers.
•	Acquisitions may present integration challenges, and the goodwill, indefinite-lived intangible assets, and other long-term assets recorded in connection with such acquisitions may become impaired.
•	We are subject to fluctuations in foreign currency exchange rates.

Operational Risks

•	The manufacturing of our products is highly complex.
•	Defects in our products could damage our reputation, decrease market acceptance of our products, and result in potentially costly litigation.
•	We may incur unexpected warranty and performance guarantee claims.
•	Our dependence on a limited number of suppliers may harm our production output and increase our costs.
•	We are subject to order and shipment uncertainties.
•	Our customers generally require that they qualify our engineering, documentation, manufacturing and quality control procedures.
•	We may be subject to interruptions or failures in our information technology systems.
•	Certain of our customers require that we consult with them in connection with specified fundamental changes in our business.
•	Our business is largely dependent on the know-how of our employees, and we generally do not have an intellectual property position that is protected by patents.
•	The technology labor market is very competitive.
•	Labor disruptions could materially adversely affect our business.
•	Our business is subject to the risks of catastrophic events.

Legal and Regulatory Risks

•	Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.
•	Third parties have claimed and may in the future claim we are infringing their intellectual property.
•	From time to time, we may become involved in other litigation and regulatory proceedings.
•	As a global company, we are subject to the risks of doing business internationally.
•	Changes in U.S. trade policy, tariffs, and import/export regulations may have a material adverse effect on our business.
•	We are subject to numerous environmental laws and regulations.
•	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
•

We previously identified material weaknesses in our internal control over financial reporting, and the failure to maintain an effective system of internal controls and procedures may cause investors to lose confidence in our financial reporting.

•	The failure of our control systems may materially impact us.
•	Compliance with SEC rules relating to “conflict minerals” may require us and our suppliers to incur substantial expense.
•	Changes in tax laws, tax rates or tax assets and liabilities could materially adversely affect our financial condition and results of operations.

Liquidity and Capital Resources Risks

•	Restrictive covenants under our credit facilities may limit our current and future operations.
•	We may not be able to generate sufficient cash to service all of our indebtedness.

Ordinary Share Ownership Risks

•	Our quarterly sales and operating results fluctuate significantly from period to period.
•	The price of our ordinary shares may fluctuate substantially.
•	Future sales of our ordinary shares, or the perception in the public markets that these sales may occur, may depress our share price.
•	Our articles of association contain anti-takeover provisions that could adversely affect the rights of our shareholders.
•	The issuance of preferred shares could adversely affect holders of ordinary shares.
•	Our shareholders may face difficulties in protecting their interests under the laws of the Cayman Islands compared to the laws of the United States.
•	Certain judgments obtained against us by our shareholders may not be enforceable.
•	There can be no assurance that we will not be a passive foreign investment company for any taxable year.
•	If a U.S. person is treated as owning at least 10% of our shares, such person may be subject to adverse U.S. federal income tax consequences.

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

The semiconductor capital equipment industry is highly concentrated and has experienced significant consolidation in recent years. As a result, a relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue for the foreseeable future. For 2021, our top two customers accounted for approximately 53% and 32%, respectively, of sales, and we expect that our sales will continue to be concentrated among a very small number of customers. We do not have any long-term contracts that require customers to place orders with us in fixed or minimum volumes. Accordingly, the success of our business depends on the success of our customers and those customers and other OEMs continuing to outsource the manufacturing of critical subsystems and process solutions to us. Because of the small number of OEMs in the markets we serve, a number of which are already our customers, it would be difficult to replace lost sales resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to a reduction in the amount of outsourcing they do, their giving orders to our competitors, their acquisition by an OEM who is not a customer or with whom we do less business, or otherwise. We have in the past lost business from customers for a number of these reasons. If we are unable to replace sales from customers who reduce the volume of products and services they purchase from us or terminate their relationship with us entirely, such events could have a material adverse impact on our business, financial condition and results of operations.

Additionally, if one or more of the largest OEMs were to decide to single- or sole-source all or a significant portion of manufacturing and assembly work to a single equipment manufacturer, such a development would heighten the risks discussed above.

Our customers exert a significant amount of negotiating leverage over us, which may require us to accept lower prices and gross margins or take on increased liability risk in order to retain or expand our market share with them.

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

The withdrawal of the United Kingdom (“U.K.”) from the European Union (“E.U.”) (commonly referred to as “Brexit”) took effect on January 31, 2020. On December 30, 2020, the U.K. passed legislation giving effect to a trade and cooperation agreement with the E.U., which became effective on May 1, 2021. Under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire E.U. single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the E.U. Brexit may also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

Our business has been adversely affected by the COVID‑19 pandemic and we continue to face risks related to COVID‑19 which could significantly disrupt our operations, customer demand, and our suppliers’ ability to support us, resulting in material adverse impacts to our business, financial condition, operating results, and cash flows.

COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

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

The extent of the impact of COVID‑19 on our operational and financial performance will depend on future developments outside our control, including, but not limited to, the timing, extent, trajectory and duration of the pandemic; the emergence of new variants; the development, availability and effectiveness of vaccines and treatments; and the imposition of protective public safety measures, including travel advisories and restrictions. In most countries in which we operate, the local government authorities have designated our operations as an “essential business,” which allows us to continue to operate our factories and business under specific rules and protocols designed to ensure the health and safety of our employees, suppliers, and visitors to our facilities. However, changes to this classification may result in potential closure of our operations for an uncertain duration, in turn impacting our business. Preventing the effects from, and responding to, this market disruption or any other public health threat, related or otherwise, may further increase costs of our business and may have a material adverse effect on our business, financial condition, and results of operations.

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

Acquisitions may present integration challenges, and if the goodwill, indefinite-lived intangible assets, and other long-term assets recorded in connection with such acquisitions may become impaired, we would be required to record impairment charges, which may be significant.

We have acquired strategic businesses in the past and if we find appropriate opportunities in the future, we may acquire businesses, products or technologies that we believe are strategic. The process of integrating an acquired business, product or technology may produce unforeseen operating difficulties and expenditures, fail to result in expected synergies or other benefits or absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Our ability to realize anticipated benefits of acquisitions and other strategic initiatives may also be affected by the incurrence of additional indebtedness in connection with financing, regulatory challenges or our ability to retain key employees and customers of the acquired company. In addition, we may record a portion of the assets we acquire as goodwill, other indefinite-lived intangible assets or finite-lived intangible assets. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The recoverability of goodwill and indefinite-lived intangible assets is dependent on our ability to generate sufficient future earnings and cash flows. Changes in estimates, circumstances or conditions, resulting from both internal and external factors, could have a significant impact on our fair valuation determination, which could then have a material adverse effect on our business, financial condition and results of operations.

We are subject to fluctuations in foreign currency exchange rates, which could cause operating results and reported financial results to vary significantly from period to period.

The vast majority of our sales are denominated in U.S. dollars. Many of the costs and expenses associated with our Singapore, Malaysian and U.K. operations are paid in Singapore dollars, Malaysian ringgit, British pounds, or euros, respectively, and we expect our exposure to these currencies to increase as we increase our operations in those countries. As a result, our risk exposure from transactions denominated in non-U.S. currencies is primarily related to the Singapore dollar, Malaysian ringgit, British pound and euro. In addition, because the majority of our sales are denominated in the U.S. dollar, if one or more of our competitors sells to our customers in a different currency than the U.S. dollar, we are subject to the risk that the competitors’ products will be relatively less expensive than our products due to exchange rate effects. We have not historically established transaction-based hedging programs. Foreign currency exchange risks inherent in doing business in foreign countries could have a material adverse effect on our business, financial condition and results of operations.

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

Defects in our products could damage our reputation, decrease market acceptance of our products, and result in potentially costly litigation.

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

We may be the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber-attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, the outsourcing of some of our business operations, the ongoing shortage of qualified cyber-security professionals, and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber-attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber-security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations.

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

As of December 31, 2021, we had approximately 1,850 full time employees and 690 contract or temporary workers worldwide. None of our employees are unionized, but in various countries, local law requires our participation in works councils. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in manufacturing, and we cannot assure you that alternate qualified capacity would be available on a timely basis, or at all. As a result, labor disruptions at any of our facilities could materially adversely affect our business, financial condition and results of operations.

Our business is subject to the risks of severe weather, earthquakes, fire, power outages, floods, and other catastrophic events, including weather events resulting from climate change, and to interruption by man-made disruptions, such as terrorism.

Our facilities could be subject to a catastrophic loss caused by natural disasters, including severe weather, fires, earthquakes or other events, including a terrorist attack, a pandemic, epidemic or outbreak of a disease (including COVID‑19). Increasing concentrations of greenhouse gasses in the Earth’s atmosphere and climate change may produce significant physical effects on weather conditions, such as increased frequency and severity of droughts, storms, floods, and other climatic events. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, a pandemic, epidemic or outbreak of a disease (including COVID‑19), hurricanes, fire, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities or the infrastructure on which such facilities rely. Additionally, it could delay production and shipments, reduce sales, result in large expenses to repair or replace the facility and we may experience extended power outages at our facilities. Disruption in supply resulting from natural disasters or other causalities or catastrophic events may result in certain of our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner, disruptions in our operations or disruptions in our customers’ operations. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. To the extent that natural disasters or other calamities or causalities should result in delays or cancellations of customer orders, or the delay in the manufacture or shipment of our products, our business, financial condition and results of operations would be adversely affected.

Legal and Regulatory Risks

Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.

We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of customer, employee, and business partner personally identifiable information (“PII”), including the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018 and the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. Foreign data protection, privacy, and other laws and regulations, including GDPR, can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, including GDPR, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices.

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

Changes in U.S. trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Our international operations and transactions also depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. Legislators in the U.S. may institute or propose changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

As a result of recent trade policy changes in the U.S., there may be greater restrictions and economic disincentives on international trade. The recent tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability or cash flows, or cause an increase in our liabilities.

We are subject to numerous environmental laws and regulations, including laws and regulations addressing climate change, which could require us to incur environmental liabilities, increase our manufacturing and related compliance costs or otherwise adversely affect our business.

We are subject to a variety of federal, state, local and foreign laws and regulations governing the protection of the environment or addressing climate change. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously owned or operated by us, at other locations during the transport of materials or at properties to which we send substances for treatment or disposal. In addition, we may not be aware of all environmental laws or regulations that could subject us to liability in the United States or internationally. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change. Increased costs of energy or compliance with emissions standards due to legal or regulatory requirements related to climate change may cause disruptions in or increased costs associated with manufacturing our products.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Because we are no longer an emerging growth company, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act. Accordingly, we may incur additional costs to comply with Section 404(b).

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

In 2021, we identified material weaknesses related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management over certain information technology systems (“IT Systems”) that support our financial reporting processes. For a detailed summary of these material weaknesses, including our remediation steps, please refer to Item 9A – Controls and Procedures. In addition, we have identified material weaknesses in our internal controls over financial reporting in prior years. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, perceptions of our creditworthiness, our ability to complete acquisitions, our ability to maintain compliance with covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports, or investor confidence in our financial reporting, any of which may divert management resources or cause our stock price to decline. Further, remediation of a material weakness does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate.

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

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, required the SEC to promulgate rules requiring disclosure by a public company of any “conflict minerals” (tin, tungsten, tantalum and gold) necessary to the functionality or production of a product manufactured or contracted to be manufactured by such company. The SEC adopted final rules in 2012 which took effect at the end of January 2013. Because we manufacture products which may contain tin, tungsten, tantalum or gold, we are required under these rules to determine whether those minerals are necessary to the functionality or production of our products and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo, or the DRC, or any of its adjoining countries, or the “covered countries,” then we and our suppliers must conduct diligence on the source and chain of custody of the conflict minerals to determine if they did originate in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products which may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report if one is required to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards, unless (for the first two years) we are unable to determine whether the minerals are “DRC conflict free.” Compliance with this disclosure rule may be very time consuming for management and our supply chain personnel (as well as time consuming for our suppliers) and could involve the expenditure of significant amounts of money and resources by us and them. Disclosures by us mandated by the rules which are perceived by the market to be “negative” may cause customers to refuse to purchase our products. We are currently unable to assess the cost of compliance with this rule, and we cannot assure you that such cost will not have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, we had total principal outstanding of $150.0 million under our term loan facility and $145.0 million under our revolving credit facility (collectively “credit facilities”). We may incur additional indebtedness in the future. Our credit facilities contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:

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

Our shareholders may face difficulties in protecting their interests as a shareholder, as Cayman Islands law provides substantially less protection when compared to the laws of the United States.

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

Based on the value of our assets and the composition of our income and assets, we do not believe we were treated as a PFIC for U.S. federal income purposes for our taxable year ended December 31, 2021. The determination of PFIC status is based on an annual determination that cannot be made until the close of a taxable year, involves extensive factual investigation, including ascertaining the fair market value of all of our assets on a quarterly basis and the character of each item of income that we earn, and is subject to uncertainty in several respects. Accordingly, we cannot assure you that we were not treated as a PFIC for our taxable year ended December 31, 2021 or any prior taxable year, that we will not be treated as a PFIC for the current or any future taxable year or that the IRS will not take a position contrary to any position that we take.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 3185 Laurelview Ct., Fremont, California 94538. As of December 31, 2021, our principal manufacturing and administrative facilities, including our executive offices, are comprised of approximately 753,200 square feet. All of our facilities are leased, which allows for flexibility as business conditions and geographic demand change. The table below sets forth the approximate square footage of each of our facilities.

Location	Approximate Square Footage
California	255,000
Oregon	138,300
Singapore	97,700
Minnesota	80,900
Texas	47,800
Mexico	37,900
Scotland	37,700
Malaysia	31,900
Korea	18,500
Nevada	7,500

We do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy or replacing them with equivalent facilities. We believe that our existing facilities and equipment are well maintained, in good operating condition, and are adequate to meet our currently anticipated requirements.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Record

As of February 22, 2022, all of our issued ordinary shares were held in “nominee” or “street” name or in our treasury account.

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

Stock Performance Graph

The information included under the heading Item 5 – Stock Performance Graph is “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

Our ordinary shares are listed for trading on the NASDAQ under the symbol “ICHR.” The Stock Price Performance Graph set forth below plots the cumulative total shareholder return on a quarterly basis of our ordinary shares from December 9, 2016, the date on which our shares began trading, through December 31, 2021, with the cumulative total return of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index over the same period. The comparison assumes $100 was invested on December 9, 2016 in the ordinary shares of Ichor Holdings, Ltd., in the Nasdaq Composite Index, and in the PHLX Semiconductor Sector Index and assumes reinvestment of dividends, if any.

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
IPO
Q4'16
Q1'17
Q2'17
Q3'17
Q4'17
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Ichor Holdings, Ltd.
PHLX Semiconductor Sector Index
NASDAQ Composite

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled Item 1A – Risk Factors. For a comparison of our financial condition, results of operations, and cash flows for 2020 to 2019, refer to Part II, Item 7 in our 2020 Annual Report on Form 10‑K, which was filed with the Securities and Exchange Commission on March 5, 2021.

Overview

We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our product offerings include gas and chemical delivery systems and subsystems, collectively known as fluid delivery systems and subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery systems and subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, e‑beam and laser-welded components, precision vacuum and hydrogen brazing and surface treatment technologies, and other proprietary products. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most OEMs outsource all or a portion of the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage the suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. We believe that this outsourcing trend has enabled OEMs to reduce their costs and development time, as well as provide growth opportunities for specialized subsystems suppliers like us.

We have a global footprint with production facilities in California, Minnesota, Oregon, Texas, Singapore, Malaysia, the United Kingdom, Korea, and Mexico.

The following table summarizes key financial information for the periods indicated. Amounts are presented in accordance with GAAP unless explicitly identified as being a non-GAAP metric. For a description of our non-GAAP metrics and reconciliations to the most comparable GAAP metrics, please refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Results within this Annual Report.

	Year Ended
	December 31, 2021	December 25, 2020
	(dollars in thousands, except per share amounts)
Net sales	$1,096,917	$914,236
Gross profit	$177,480	$124,892
Gross margin	16.2%	13.7%
Non-GAAP gross margin	16.7%	14.6%
Operating expenses	$96,466	$83,340
Operating income	$81,014	$41,552
Net income	$70,899	$33,279
Non-GAAP net income	$97,698	$59,042
Diluted EPS	$2.45	$1.42
Non-GAAP diluted EPS	$3.37	$2.52

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

Cyclicality of Semiconductor Capital Equipment Industry

Our business is subject to the cyclicality of the capital expenditures of the semiconductor industry, which drives cyclicality in the semiconductor capital equipment industry in which we operate. In 2021, we derived over 95% of our sales from the semiconductor capital equipment industry. Demand for semiconductor capital equipment can fluctuate significantly based on changes in general economic conditions, including consumer spending, demand for semiconductor products, pricing, and other factors. In the past, these fluctuations have resulted in significant variations in the levels of spending within the semiconductor capital equipment industry, and as a result, our results of operations. The cyclicality of the semiconductor industry will continue to impact our results of operations in the future.

Customer Concentration

The number of capital equipment manufacturers for the semiconductor device industry is significantly consolidated, resulting in a small number of large manufacturers. Our customers are a significant component of this consolidation, resulting in our sales being concentrated in a few customers. In 2021, our top two customers were Lam Research and Applied Material, accounting for approximately 53% and 32% of sales, respectively. Our customers often require reduced prices or other pricing, quality, or delivery commitments as a condition to their purchasing from us in any given period or increasing their purchase volume, which can, among other things, result in reduced gross margins in order to maintain or expand our market share. Although we do not have any long-term contracts that require customers to place orders with us, Lam Research and Applied Materials have been our customers for over a decade.

Acquisitions

In November 2021, we acquired IMG, and California-based leader in precision machining and specialty joining and plating, for approximately $270.0 million. Between 2017 and 2020, we engaged in four separate business combinations for a combined investment of approximately $200.0 million. These acquisitions continue to have a significant impact on our financial position and results of operations. We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth, and any such acquisitions could have a material impact on our business and results of operations.

COVID‑19 Pandemic and Global Supply Chain

The COVID‑19 pandemic and related economic repercussions have created, and are expected to continue to create, significant volatility, uncertainty, and turmoil in our industry. While our facilities are currently not subject to any site-wide government shutdowns, in June 2021, the Malaysian government instituted an Enhanced Movement Control Order (“EMCO”), which impacted our weldment facility in Malaysia through both on-site employee restrictions as well as a complete shutdown of all manufacturing in the region during early July. While we were able to reopen our factory in mid-July, once the government confirmed we were an essential business, we remained under headcount limitations until the third week of August. With 50% of our weldment capacity located in Malaysia, our overall output in the country was reduced by 40% in the third quarter of 2021 due to the EMCO restrictions.

In addition to the recent impacts in Malaysia, we experienced increases in direct costs within our factories associated with employee personal protective equipment (“PPE”), facility cleaning and layout changes, together with increases in logistics costs and employee labor costs, as well as other operating inefficiencies. Additionally, our supply chain has been negatively impacted as a result of the larger, ongoing global supply chain disruption, impacting our ability to source certain components timely. These factors have resulted in, and may continue to result in, lower revenues and operating margins. The extent and duration of these impacts cannot be specifically quantified given the dynamic nature and breadth of the pandemic’s impact on our operations and that of our customers and suppliers.

Components of Our Results of Operations

The following discussion sets forth certain components of our statements of operations as well as significant factors that impact those items.

Sales

We generate sales primarily from the design, manufacture, and sale of subsystems and components primarily for semiconductor capital equipment. Sales are recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our shipping terms are generally “shipping point.” Accordingly, control transfers, and sales are recognized, at the point-in-time of shipment.

Cost of Sales and Gross Profit

Cost of sales consists primarily of purchased materials, direct labor, indirect labor, factory overhead cost, and depreciation expense for our manufacturing facilities and equipment. Our business has a highly variable cost structure with low fixed overhead as a percentage of cost of sales. In addition, our existing global manufacturing plant capacity is scalable, and we are able to adjust to increased customer demand for our products without significant additional capital investment. We operate our business in this manner to avoid having excessive fixed costs during a cyclical downturn while retaining flexibility to expand our production volumes during periods of growth. However, this approach results in a smaller increase in gross margin as a percentage of sales in times of increased demand.

Since the gross margin on each of our products differs, our overall gross margin as a percentage of our sales changes based on the mix of products we sell in any period.

Operating Expenses

Our operating expenses primarily include research and development and sales, general, and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, and share-based compensation. Operating expenses also include overhead costs for facilities, IT, and depreciation. In addition, our operating expenses include amortization expense of acquired intangible assets and certain non-recurring costs, including facility shutdown costs and executive transition-related costs.

Research and development – Research and development expense consists primarily of activities related to product design and other development activities, new component testing and evaluation, and test equipment and fixture development. We expect research and development expense will continue to increase in absolute dollars due to continued development of our own IP and product offerings for existing and new customer markets and increases in our customers’ demand for new product designs.

Selling, general, and administrative – Selling expense consists primarily of salaries and commissions paid to our sales and sales support employees and other costs related to the sales of our products. General and administrative expense consists primarily of salaries and overhead associated with our administrative staff, professional fees, and depreciation and other allocated facility related costs. We expect selling expenses to increase in absolute dollars as we continue to invest in expanding our markets and as we expand our international operations. We expect general and administrative expenses to also increase in absolute dollars due to an increase in employee-related costs, regulatory compliance, and accounting expenses.

Amortization of intangibles – Amortization of intangible assets is related to our finite-lived intangible assets and is computed using the straight-line method over the estimated economic life of the asset.

Interest Expense

Interest expense consists of interest on our outstanding debt under our credit facilities, including amortization of debt issuance costs, and any other indebtedness we may incur in the future.

Other Expense (Income), Net

The functional currency of our international operations is the U.S. dollar. Transactions denominated in currencies other than the functional currency generate foreign exchange gains and losses that are included in other expense (income), net on the accompanying consolidated statements of operations. Substantially all of our sales contracts, and most of our agreements with third-party suppliers, provide for pricing and payment in U.S. dollars. Accordingly, these transactions are not subject to material exchange rate fluctuations.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of taxes on our taxable income related to our domestic and foreign operations, offset by the benefit of our tax holiday in Singapore, which was extended through 2026. In 2021, the benefit related to our Singapore tax holiday, compared to the Singapore statutory tax rate, was $9.7 million. Income tax is also impacted by certain withholding taxes, stock option and RSU activity, and credit generation. Stock options and RSUs have historically provided a discrete benefit to our provision for income taxes in the period they were exercised or vested, respectively, due to increases in our stock price.

Critical Accounting Estimates

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. The majority of our inventory values are based upon standard costs. On a quarterly basis, we analyze the value of our inventory and periodically record write-downs for estimated excess and obsolete inventory. This analysis is based on estimated future consumption compared to inventory quantities on-hand. The estimate is based on how assumptions of historical consumption, recency of purchases, backlog, and other factors indicate future consumption. Once the value of inventory is adjusted, the original cost of our inventory, less the write-down, represents its new cost basis. Reversal of these write-downs are recognized only when the related inventory has been scrapped or sold. During 2021, 2020, and 2019, we wrote down inventory determined to be excessive or obsolete by $1.9 million, $4.6 million, and $1.1 million, respectively.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed are recorded at fair value. Any excess of the purchase price over the fair value of specifically identifiable assets is recorded as goodwill.

Significant judgment is required in estimating the fair value of intangible assets. Our typical intangible assets acquired include customer relationships and order backlogs. The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value. There are several methods that can be used to determine the fair value of intangible assets. We typically use an income approach to value the specifically identifiable intangible assets, which is based on forecasts of expected future cash flows. Under the income approach, we utilize a multi-period excess earnings methodology to value the primary intangible asset of a business combination. Assumptions around expected future cash flows used in the fair value estimates are based on available historical information and industry, market, and peer data to inform our future expectations. We typically consult with an independent advisor to assist in the valuation of intangible assets. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition dates, our estimates are inherently uncertain and subject to refinement. In addition, unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions. If the estimates do not reflect future results or assumptions utilized in the valuation are inaccurate, then our recorded intangible assets and goodwill may become impaired. In November 2021, in connection with our acquisition of IMG, we recorded identifiable intangibles and preliminary goodwill of $65.0 million and $161.0 million, respectively.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended
	December 31, 2021	December 25, 2020
	(in thousands)
Net sales	$1,096,917	$914,236
Cost of sales	919,437	789,344
Gross profit	177,480	124,892
Operating expenses:
Research and development	15,691	13,361
Selling, general, and administrative	65,857	56,614
Amortization of intangible assets	14,918	13,365
Total operating expenses	96,466	83,340
Operating income	81,014	41,552
Interest expense, net	6,451	8,727
Other expense, net	807	534
Income before income taxes	73,756	32,291
Income tax expense (benefit)	2,857	(988)
Net income	$70,899	$33,279

The following table sets forth our results of operations as a percentage of our total sales for the periods presented.

	Year Ended
	December 31, 2021	December 25, 2020

Net sales	100.0	100.0
Cost of sales	83.8	86.3
Gross profit	16.2	13.7
Operating expenses:
Research and development	1.4	1.5
Selling, general, and administrative	6.0	6.2
Amortization of intangible assets	1.4	1.5
Total operating expenses	8.8	9.1
Operating income	7.4	4.5
Interest expense, net	0.6	1.0
Other expense, net	0.1	0.1
Income before income taxes	6.7	3.5
Income tax expense (benefit)	0.3	(0.1)
Net income	6.5	3.6

Comparison of 2021 and 2020

Net Sales

	Year Ended		Change
	December 31, 2021	December 25, 2020	Amount	%
	(dollars in thousands)
Net sales	$1,096,917	$914,236	$182,681	20.0%

The increase in net sales from 2020 to 2021 was primarily due to strong demand from our customers as a result of continued growth in the global wafer fabrication equipment market, partially offset by production constraints as a result of challenges in our supply chain, as noted above in the commentary above under the heading, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Business – COVID‑19 Pandemic and Global Supply Chain.

Net sales to U.S. customers increased by $53.1 million in 2021 to $544.1 million. On a relative basis, net sales to U.S. customers as a percent of total net sales decreased from 53.7% in 2020 to 49.6% in 2021.

Net sales to international customers increased by $129.5 million in 2021 to 552.8 million. On a relative basis, net sales to international customers as a percent of total net sales increased from 46.4% in 2020 to 50.4% in 2021.

Cost of Sales and Gross Profit

	Year Ended		Change
	December 31, 2021	December 25, 2020	Amount	%
	(dollars in thousands)
Cost of sales	$919,437	$789,344	$130,093	16.5%
Gross profit	$177,480	$124,892	$52,588	42.1%
Gross margin	16.2%	13.7%		+ 250 bps

The increase in the gross amounts of cost of sales and gross profit from 2020 to 2021 was primarily due to the factors mentioned in the commentary above under the above heading, Net Sales.

The 250 basis point increase in our gross margin from 2020 to 2021 was primarily due to was primarily due to increased factory utilization, cost reduction initiatives, and customer mix, partially offset by increased materials and logistics costs and increased factory inefficiency due to challenges in our supply chain, as noted above in the commentary above under the heading, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Business – COVID‑19 Pandemic and Global Supply Chain.

Additionally, our gross margin for 2021 was impacted by the following discrete items on a year-over-year basis: We incurred a $1.4 million contract settlement loss in 2020 that did not recur in 2021, favorably impacting gross margin, and we incurred $1.7 million in charges related to acquired-inventory being recorded at fair value, the majority of which was from our acquisition of IMG, unfavorably impacting gross margin..

Research and Development

	Year Ended		Change
	December 31, 2021	December 25, 2020	Amount	%
	(dollars in thousands)
Research and development	$15,691	$13,361	$2,330	17.4%

The increase in research and development expenses from 2020 to 2021 was primarily due to increased employee-related expense, as we expand our engineering team to design and engineer next generation high performance solutions for our customers.

Selling, General, and Administrative

	Year Ended		Change
	December 31, 2021	December 25, 2020	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$65,857	$56,614	$9,243	16.3%

The increase in selling, general, and administrative expense from 2020 to 2021 was primarily due to (i) $4.4 million in transaction costs associated with our acquisition of IMG in November 2021, a (ii) $4.3 million in employee-related costs (excluding share-based compensation expense) due to increased headcount, salaries, and bonus charges, (iii) $1.3 million in increased IT hardware, software, and service costs, and (iv) $0.8 million in increased share-based compensation expense, partially offset by $1.8 million in executive transition costs that we incurred in 2020 that did not recur in 2021.

Amortization of Intangible Assets

	Year Ended		Change
	December 31, 2021	December 25, 2020	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$14,918	$13,365	$1,553	11.6%

The increase in amortization expense from 2020 to 2021 was due to incremental amortization expense from intangible assets acquired in connection with our acquisition of IMG in November 2021.

Interest Expense

	Year Ended		Change
	December 31, 2021	December 25, 2020	Amount	%
	(dollars in thousands)
Interest expense, net	$6,451	$8,727	$(2,276)	-26.1%

The decrease in interest expense from 2020 to 2021 was primarily due to a 101 basis point decrease in our weighted average interest rate during the year, from 3.75% to 2.74%, and a $10.7 million decrease in the average amount borrowed during the year. The decrease in our weighted average interest rate from 2020 to 2021 was primarily due to decreases in the applicable margin component of our all-in borrowing rate due to continuous decreases in our leverage ratio during 2020 and 2021 and a lower overall applicable margin we incur for borrowings under our October 2021 amended and restated credit agreement.

Other Expense, Net

	Year Ended		Change
	December 31, 2021	December 25, 2020	Amount	%
	(dollars in thousands)
Other expense (income), net	$807	$534	$273	51.1%

The increase in other expense, net from 2020 to 2021 was primarily due to a $0.7 million loss on extinguishment of debt we incurred in connection with entering into an amended and restated credit agreement in October 2021, partially offset by favorable foreign currency fluctuations for transaction denominated in currencies other than the U.S. dollar.

Income Tax Benefit

	Year Ended		Change
	December 31, 2021	December 25, 2020	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$2,857	$(988)	$3,845	n/m

The increase in tax expense from 2020 to 2021 was primarily due to increased taxable income in the U.S, partially offset by increased discrete benefits from share-based compensation activity.

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

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 31, 2021	December 25, 2020
	(dollars in thousands)
U.S. GAAP gross profit	$177,480	$124,892
Non-GAAP adjustments:
Share-based compensation	1,384	991
Facility shutdown costs (1)	2,611	2,215
Contract settlement loss (2)	—	1,386
Fair value adjustment to inventory from acquisitions (3)	1,652	—
Other non-recurring expense, net (4)	106	3,743
Non-GAAP gross profit	$183,233	$133,227
U.S. GAAP gross margin	16.2%	13.7%
Non-GAAP gross margin	16.7%	14.6%

(1)	During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed during the second quarter of 2021.

Included in this amount for 2021 are (i) write-off costs associated with inventories determined during the period to be obsolete of $2.9 million and (ii) severance costs associated with affected employees of $0.2 million, partially offset by (iii) a gain realized upon the sale of equipment and other fixed assets of $0.5 million.

Included in this amount for 2020 are (i) write-off costs associated with inventories determined during the period to be obsolete of $1.3 million, (ii) severance costs associated with affected employees of $0.5 million, and (iii) accelerated depreciation charges associated with property and equipment that was expected to be abandoned at the time of facility closure of $0.4 million.

(2)	During the first quarter of 2020, we reached a mutual settlement with the counterparty of a contract dispute and, accordingly, recorded a $1.4 million contract settlement loss to cost of sales.
(3)

As part of our purchase price allocation for our acquisition of IMG in November 2021 and our acquisition of a precision machining operation in Mexico in December 2020, we recorded acquired-inventories at fair value, resulting in a fair value step-up of $3.9 million (preliminary) and $0.2 million, respectively. These amounts are released to cost of sales as acquired-inventories are sold.

(4)

Included in this amount for 2021 is primarily a non-recurring settlement charge. Included in this amount for the 2020 is a $3.6 million loss on the sale of inventories and property and equipment from our Tampa, Florida facility, as well as costs associated with restructuring and transitioning key leadership roles.

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 31, 2021	December 25, 2020
	(dollars in thousands, except per share amounts)
U.S. GAAP net income	$70,899	$33,279
Non-GAAP adjustments:
Amortization of intangible assets	14,918	13,365
Share-based compensation	11,473	9,875
Facility shutdown costs (1)	2,996	2,463
Contract settlement loss (2)	—	1,386
Fair value adjustment to inventory from acquisitions (3)	1,652	—
Acquisition costs (4)	4,386	—
Other non-recurring expense, net (5)	498	7,181
Loss on extinguishment of debt (6)	737	—
Tax adjustments related to non-GAAP adjustments (7)	(9,861)	(8,507)
Non-GAAP net income	$97,698	$59,042
U.S. GAAP diluted EPS	$2.45	$1.42
Non-GAAP diluted EPS	$3.37	$2.52
Shares used to compute diluted EPS	28,979,352	23,460,105

(1)	During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed during the second quarter of 2021.

Included in this amount for 2021 are (i) write-off costs associated with inventories determined during the period to be obsolete of $2.9 million, (ii) other shutdown related charges of $0.3 million, and (iii) severance costs associated with affected employees of $0.2 million, partially offset by (iv) a gain realized upon the sale of equipment and other fixed assets of $0.5 million.

Included in this amount for 2020 are (i) write-off costs associated with inventories determined during the period to be obsolete of $1.3 million, (ii) severance costs associated with affected employees of $0.5 million, and (iii) accelerated depreciation charges associated with property and equipment that was expected to be abandoned at the time of facility closure of $0.6 million.

(2)	See footnote 2 to the reconciliation of U.S. GAAP gross profit to non-GAAP gross profit above.
(3)	See footnote 2 to the reconciliation of U.S. GAAP gross profit to non-GAAP gross profit above.
(4)	Included in this amount are incremental transaction-related costs incurred in connection with our acquisition of IMG in November 2021.
(5)

Included in this amount for 2021 are primarily non-capitalized costs incurred in connection with our implementation of a new ERP system and a Sarbanes Oxley (“SOX”) compliance program and a non-recurring settlement charge.

Included in this amount for 2020 are primarily (i) a $3.6 million loss on the sale of inventories and property and equipment from our Tampa, Florida facility, (ii) non-capitalized costs incurred in connection with our implementation of a new ERP system and a SOX compliance program, and (iii) costs associated with restructuring and transitioning key leadership roles, including a $1.8 million bonus payment to our former Chief Executive Officer in connection with his transition to executive chairman.

(6)

In October 2021, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders underlying the agreement. Under the debt modification literature codified in ASC 470, a portion of the refinance was treated as an extinguishment. Accordingly, $0.7 million of existing capitalized deferred issuance costs were written off as a loss on extinguishment of debt.

(7)

Adjusts U.S. GAAP income tax expense (benefit) for impact of our non-GAAP adjustments, as defined, including the impacts of excluding share-based compensation, amortization of intangible assets, and other non-recurring expenses. This adjustment also excludes the impact of non-recurring discrete tax items.

Liquidity and Capital Resources

The following section discusses our liquidity and capital resources, including our primary sources of liquidity and our material cash requirements. Our cash and cash equivalents are maintained in highly liquid and accessible accounts with no significant restrictions.

Material Cash Requirements

Our primary liquidity requirements arise from: (i) working capital requirements, including procurement of raw materials inventory for use in our factories and employee-related costs, (ii) business acquisitions, (iii) interest and principal payments under our credit facilities, (iv) research and development investments and capital expenditures, and (v) payment of income taxes. We have no significant long-term purchase commitments related to procuring raw materials inventory. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and are therefore subject to prevailing global macroeconomic conditions and financial, business, and other factors, some of which are beyond our control.

We believe that our cash and cash equivalents, the amounts available under our credit facilities, and our operating cash flow will be sufficient to fund our business and our current obligations for at least the next 12 months and beyond.

Sources and Conditions of Liquidity

Our ongoing sources of liquidity to fund our material cash requirements are primarily derived from: (i) sales to our customers and the related changes in our net operating assets and liabilities and (ii) proceeds from our credit facilities and equity offerings, when applicable.

Summary of Cash Flows

We ended 2021 with cash and cash equivalents of $75.5 million, a decrease of $177.4 million from December 25, 2020. The decrease was primarily due to cash paid of $268.8 million, net of acquired-cash, to acquire IMG in November 2021 and capital expenditures of $20.8 million, partially offset by net proceeds from our credit facilities of $90.9 million, and cash provided by operating activities of $15.3 million.

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
	(in thousands)
Cash provided by operating activities	$15,272	$38,259	$57,150
Cash used in investing activities	(289,585)	(14,597)	(20,490)
Cash provided by (used in) financing activities	96,909	168,625	(19,882)
Net increase (decrease) in cash	$(177,404)	$192,287	$16,778

Our cash provided by operating activities of $15.3 million during 2021 consisted of net income of $70.9 million, net non-cash charges of $37.2 million, primarily consisting of depreciation and amortization of $26.0 million and share-based compensation expense of $11.5 million, and an increase in our net operating assets and liabilities, net of acquisitions, of $92.8 million.

The increase in our net operating assets and liabilities, net of acquisitions, was primarily due to an increase in inventories of $89.2 million and an increase in accounts receivable of $33.5 million, partially offset by an increase in accounts payable of $38.6 million. The increase in our inventories, net of acquired inventories, is primarily driven by elevated purchasing activity pursuant to strong customer demand and certain supply chain component constraints. The increase in accounts receivable, net of acquired receivables, was primarily due to increased revenue in the fourth quarter of 2021 compared to the fourth quarter of 2020 and timing of customer payments. The increase in accounts payable, net of acquired payables, is primarily due to higher purchases during the fourth quarter of 2021 compared to the fourth quarter of 2020 and payment timing.

Cash used in investing activities during 2021 consists of cash paid to acquire IMG in November 2021 of $268.8 million, net of cash acquired, capital expenditures of $20.8 million, and net proceeds from the purchase and sale of marketable securities of $0.5 million, partially offset by proceeds from the sale of property and equipment of $0.5 million.

Cash provided by financing activities during 2021 consists of net proceeds from our credit facilities of $90.9 million, which includes $1.9 million in fees incurred associated with effecting an amended and restated credit agreement in October 2021, and net proceeds from share-based compensation activity of $6.0 million.

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

Interest Rate Risk

We had total indebtedness of $295.0 million as of December 31, 2021, exclusive of $2.2 million in debt issuance costs, of which $7.5 million is due within 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of December 31, 2021, the interest rate on our outstanding debt is based on BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $1.9 million and $2.0 million change to interest expense during 2021 and 2020, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the certifying officers), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities and Exchange Act, as amended (“the Exchange Act”)) as of December 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). With the participation of our Chief Executive Officer and Chief Financial Officer, our management, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). We completed our acquisition of IMG Companies, LLC, and its subsidiaries (“IMG”) on November 19, 2021. We are continuing to integrate IMG into our internal control over financial reporting, and management’s evaluation of the effectiveness of our internal control over financial reporting excluded IMG. IMG had total assets of approximately $293.0 million as of December 31, 2021, and included in the results of our operations for 2021 are net sales of $7.3 million from IMG.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the material weaknesses in internal control over financial reporting, described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The identified material weaknesses related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management over certain information technology systems (“IT”) systems that support our financial reporting processes. The control deficiencies were a result of: inadequate design of IT control processes that were lacking sufficient documentation such that successful operation of the ITGC’s were overly dependent upon knowledge and actions of certain individuals with IT expertise; insufficient training of IT personnel on the requirements to maintain evidence of ITGC control processes and procedures; and risk-assessment processes inadequate to identify and assess changes in IT environments that could impact internal control over financial reporting. Our automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

The material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10‑K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page F‑3 of this Annual Report on Form 10-K.

Remediation

Management is taking steps to remediate the ITGC deficiencies and will continue to take measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

•	designing and fully documenting ITGC processes and procedures specifically over user access and change management;

•

developing a training program addressing ITGCs, including educating control owners concerning the principles and requirements of each control, with a focus on maintaining evidence for user access and change-management over IT systems impacting financial reporting;

•	developing an IT compliance function that’s responsible for the development, training, and testing of the global ITGCs; and
•	developing enhanced risk assessment procedures and controls related to changes in IT environments.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the control objective is achieved and the controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2022.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses identified during the quarter, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) or 15d‑15(f) of the Exchange Act) that occurred during the fourth quarter of December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ichor Holdings, Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ichor Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2021 and December 25, 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 25, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of excess and obsolete inventory

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company reported net inventories of $236.1 million as of December 31, 2021, including an adjustment for excess and obsolete inventory of $14.1 million. The Company states its inventories at the lower of cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate excess and/or obsolete inventory is based on an analysis of existing inventory quantities on-hand compared to estimated future consumption. Future consumption is estimated based upon assumptions about how historical consumption, recent purchases, backlog and other factors indicate future consumption.

We identified the evaluation of excess and obsolete inventory as a critical audit matter. There was subjective auditor judgement in evaluating whether historical consumption and recent purchases reasonably indicate future consumption used by the Company in their determination that inventory is recorded at the lower of its cost or net realizable value.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the assumptions used to estimate future consumption by (1) examining historical write-down trends and (2) inspecting publicly available industry information to assess relevant changes to the overall business environment. Additionally, to evaluate whether recent purchases and historical consumption indicates future consumption we selected a sample of products within inventory and for each sample selection we calculated the rate of consumption for current quantity on hand based on (i) historical consumption and (ii) backlog.

Fair value of certain acquired customer relationship intangible assets

As discussed in Note 2 to the consolidated financial statements, on November 19, 2021, the Company acquired IMG Companies, LLC (IMG) and accounted for the transaction as a business combination. As a result of the transaction, the Company recorded intangible assets of $62.4 million for customer relationships associated with the generation of future income from IMG’s existing customers. The estimated fair value of the customer relationship intangible assets was determined using a discounted cash flow model.

We identified the evaluation of the fair value of certain customer relationships acquired in the IMG transaction as a critical audit matter due to the high degree of subjectivity in evaluating discounted future cash flows used to determine the fair value. Specifically, there was a high degree of auditor judgment required to evaluate the forecasted revenue attributable to customer relationships as changes in this assumption could have a significant impact on the fair value of the customer relationships.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process including controls over the development of forecasted revenue attributable to customer relationships. We evaluated the forecasted revenue assumptions attributable to customer relationships by comparing these assumptions to IMG’s historical results, industry publications, as well as the revenue growth rates of guideline peer companies. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the relevance of the guideline peer companies based on financial and non-financial metrics.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Portland, Oregon

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ichor Holdings, Ltd.:

Opinion on Internal Control Over Financial Reporting

We have audited Ichor Holdings, Ltd. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 25, 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes which have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired IMG Companies, LLC during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, IMG Companies, LLC’s internal control over financial reporting associated with total assets of $293 million and total revenues of $7.3 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of IMG Companies, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Portland, Oregon

February 28, 2022

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2021	December 25, 2020
Assets
Current assets:
Cash and cash equivalents	$75,495	$252,899
Accounts receivable, net	142,990	100,977
Inventories	236,133	134,756
Prepaid expenses and other current assets	8,153	7,082
Total current assets	462,771	495,714
Property and equipment, net	85,204	41,811
Operating lease right-of-use assets	29,790	10,088
Other noncurrent assets	9,166	5,503
Deferred tax assets, net	8,116	6,324
Intangible assets, net	89,927	39,845
Goodwill	335,902	174,887
Total assets	$1,020,876	$774,172
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$159,727	$116,664
Accrued liabilities	19,066	20,792
Other current liabilities	14,377	10,700
Current portion of long-term debt	7,500	8,750
Current portion of lease liabilities	7,633	5,128
Total current liabilities	208,303	162,034
Long-term debt, less current portion, net	285,253	191,522
Lease liabilities, less current portion	22,354	5,272
Deferred tax liabilities, net	38	109
Other non-current liabilities	4,213	3,546
Total liabilities	520,161	362,483
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 28,551,160 and 27,907,077 shares outstanding, respectively; 32,988,599 and 32,344,516 shares issued, respectively)	3	3
Additional paid in capital	417,438	399,311
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	174,852	103,953
Total shareholders’ equity	500,715	411,689
Total liabilities and shareholders’ equity	$1,020,876	$774,172

See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Net sales	$1,096,917	$914,236	$620,837
Cost of sales	919,437	789,344	534,473
Gross profit	177,480	124,892	86,364
Operating expenses:
Research and development	15,691	13,361	11,102
Selling, general, and administrative	65,857	56,614	47,270
Amortization of intangible assets	14,918	13,365	13,015
Total operating expenses	96,466	83,340	71,387
Operating income	81,014	41,552	14,977
Interest expense, net	6,451	8,727	10,647
Other expense, net	807	534	55
Income before income taxes	73,756	32,291	4,275
Income tax expense (benefit)	2,857	(988)	(6,454)
Net income	$70,899	$33,279	$10,729
Net income per share:
Basic	$2.51	$1.44	$0.48
Diluted	$2.45	$1.42	$0.47
Shares used to compute net income per share:
Basic	28,259,607	23,172,961	22,418,802
Diluted	28,979,352	23,460,105	22,766,903

See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

			Additional				Total
	Ordinary Shares		Paid-In	Treasury Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 28, 2018	22,234,508	$2	$228,358	4,339,529	$(89,979)	$59,945	$198,326
Ordinary shares issued from exercise of stock options	353,027	—	5,042	—	—	—	5,042
Ordinary shares issued from vesting of restricted share units	81,438	—	(290)	—	—	—	(290)
Ordinary shares issued from employee share purchase plan	47,645	—	671	—	—	—	671
Repurchase of ordinary shares	(97,910)	—	—	97,910	(1,599)	—	(1,599)
Share-based compensation expense	—	—	8,537	—	—	—	8,537
Net income	—	—	—	—	—	10,729	10,729
Balance at December 27, 2019	22,618,708	2	242,318	4,437,439	(91,578)	70,674	221,416
Ordinary shares issued, net of transaction costs	4,600,000	1	139,371	—	—	—	139,372
Ordinary shares issued from exercise of stock options	514,481	—	8,849	—	—	—	8,849
Ordinary shares issued from vesting of restricted share units	140,700	—	(1,829)	—	—	—	(1,829)
Ordinary shares issued from employee share purchase plan	33,188	—	727	—	—	—	727
Share-based compensation expense	—	—	9,875	—	—	—	9,875
Net income	—	—	—	—	—	33,279	33,279
Balance at December 25, 2020	27,907,077	3	399,311	4,437,439	(91,578)	103,953	411,689
Ordinary shares issued from exercise of stock options	410,558	—	8,288	—	—	—	8,288
Ordinary shares issued from vesting of restricted share units	164,613	—	(3,616)	—	—	—	(3,616)
Ordinary shares issued from employee share purchase plan	68,912	—	1,982	—	—	—	1,982
Share-based compensation expense	—	—	11,473	—	—	—	11,473
Net income	—	—	—	—	—	70,899	70,899
Balance at December 31, 2021	28,551,160	$3	$417,438	4,437,439	$(91,578)	$174,852	$500,715

See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Cash flows from operating activities:
Net income	$70,899	$33,279	$10,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,992	24,246	21,869
Share-based compensation	11,473	9,875	8,537
Deferred income taxes	(1,863)	(1,687)	(7,131)
Amortization of debt issuance costs	883	968	937
Gain on sale of asset disposal group	(504)	3,575	—
Loss on extinguishment of debt	737	—	—
Other	484	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(33,454)	(16,128)	(44,562)
Inventories	(89,249)	(8,527)	(5,931)
Prepaid expenses and other assets	786	(2,076)	6,067
Accounts payable	38,649	(14,509)	67,966
Accrued liabilities	(6,740)	7,722	3,214
Other liabilities	(2,821)	1,521	(4,545)
Net cash provided by operating activities	15,272	38,259	57,150
Cash flows from investing activities:
Capital expenditures	(20,839)	(10,301)	(12,343)
Cash paid for acquisitions, net of cash acquired	(268,766)	(5,035)	—
Cash paid for intangible assets	—	—	(8,147)
Purchase of marketable securities	(115,197)	—	—
Proceeds from maturities and sales of marketable securities	114,713	—	—
Proceeds from sale of property and equipment	504	739	—
Net cash used in investing activities	(289,585)	(14,597)	(20,490)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	—	139,372	—
Issuance of ordinary shares under share-based compensation plans	9,664	9,832	5,757
Employees' taxes paid upon vesting of restricted share units	(3,616)	(1,829)	(290)
Repurchase of ordinary shares	—	—	(1,599)
Debt issuance and modification costs	(1,852)	—	—
Borrowings on revolving credit facility	137,591	30,000	13,000
Repayments on revolving credit facility	(41,753)	—	(28,000)
Proceeds from term loan	94,175	—
Repayments on term loan	(97,300)	(8,750)	(8,750)
Net cash provided by (used in) financing activities	96,909	168,625	(19,882)
Net increase (decrease) in cash	(177,404)	192,287	16,778
Cash at beginning of period	252,899	60,612	43,834
Cash at end of period	$75,495	$252,899	$60,612
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,123	$8,235	$8,424
Cash paid during the period for taxes, net of refunds	$5,642	$250	$896
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$930	$369	$774
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$24,643	$642	$817

See accompanying notes to consolidated financial statements.

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

Year End

We use a 52‑ or 53‑week fiscal year ending on the last Friday in December. The years ended December 31, 2021, December 25, 2020, and December 27, 2019 were all 53 weeks, 52 weeks, and 52 weeks, respectively. All references to 2021, 2020, and 2019 are references to the fiscal years then ended.

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

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of deposits and financial instruments which are readily convertible into cash and have original maturities of 90 days or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. We classify our marketable securities as available-for-sale and, accordingly, report them at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss). Any unrealized losses which are considered to be other-than-temporary are recorded in other income (expense), net. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other income (expense), net. Although we had marketable securities outstanding during 2021, we had no marketable securities outstanding as of December 31, 2021 or December 25, 2020.

Available-for-sale investments are subject to a periodic impairment review. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in accumulated other comprehensive income (loss). We have not recorded an allowance for credit losses in 2021.

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

Concentrations

Financial instruments that subject us to credit risk consist of accounts receivable, accounts payable, and long-term debt. At December 31, 2021 and December 25, 2020, two customers represented, in the aggregate, approximately 60% and 73%, respectively, of the balance of accounts receivable.

We establish an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends, and other information. We require collateral, typically cash, in the normal course of business if customers do not meet the criteria established for offering credit. If the financial condition of our customers were to deteriorate and result in an impaired ability to make payments, additions to the allowance may be required. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded to income when received. Activity and balances related to our allowance for doubtful accounts was not significant during any period presented.

We use qualified manufacturers to supply many components and subassemblies of our products. We obtain the majority of our components from a limited group of suppliers. A majority of the purchased components used in our products are customer specified. An interruption in the supply of a particular component would have a temporary adverse impact on our operating results.

We maintain cash balances at both United States-based and foreign-based commercial banks. Cash balances in the United States exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). The majority of the cash maintained in foreign-based commercial banks is insured by the government where the foreign banking institutions are based. Cash held in foreign-based commercial banks totaled $41.5 million and $39.9 million at December 31, 2021 and December 25, 2020, respectively, and at times exceeds insured amounts. No losses have been incurred as of December 31, 2021 or December 25, 2020 for amounts exceeding the insured limits.

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

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date

There were no changes to our valuation techniques during 2021. We estimate the recorded value of our financial assets and liabilities approximates fair value at December 31, 2021 and December 25, 2020.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The majority of our inventory values are based upon standard costs. On a quarterly basis, we analyze the value of our inventory and periodically record write-downs for estimated excess and obsolete inventory. This analysis is based on estimated future consumption compared to inventory quantities on-hand. The estimate is based on how assumptions of historical consumption, recency of purchases, backlog, and other factors indicate future consumption. Once the value of inventory is adjusted, the original cost of our inventory, less the write-down, represents its new cost basis. Reversal of these write-downs are recognized only when the related inventory has been scrapped or sold.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset group. The projections are based on assumptions, judgments, and estimates of revenue growth rates for the related business; anticipated future economic, regulatory, and political conditions; the assignment of discount rates relative to risk; and estimates of terminal values. During 2021, 2020, and 2019, we did not identify any triggering events that would indicate impairment.

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

We performed a qualitative goodwill assessment at December 31, 2021 and December 25, 2020. This assessment indicated that it was more likely than not our reporting unit’s fair value exceeded its carrying value.

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

Foreign Operations

The functional currency of our international operations is the U.S. dollar. Transactions denominated in currencies other than the functional currency generate foreign exchange gains and losses that are included in other expense (income), net on our consolidated statements of operations. Substantially all of our sales contracts, and most of our agreements with third-party suppliers, provide for pricing and payment in U.S. dollars. Accordingly, these transactions are not subject to material exchange rate fluctuations.

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. We adopted the standard on the first day of 2020, and the adoption did not have a significant impact on our financial statements.

In August 2018, the FASB issued ASU 2018‑15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance clarifies the accounting for implementation costs in cloud computing arrangements. We adopted the standard on the first day of 2020. During the 2020, we incurred capitalizable implementation costs of approximately $4.4 million in connection with our implementation of a new company-wide ERP system that is classified as a hosting arrangement that is a service contract. Accordingly, these costs are included in Other noncurrent assets on our consolidated balance sheet as of December 25, 2020. Additionally, our cash provided by operating activities for 2020 includes $3.3 million in cash outflows associated with these capitalized implementation costs. As the ERP system was not yet in-service as of December 25, 2020, there was no amortization expense recognized during 2020.

In December 2019, the FASB issued ASU 2019‑12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. We adopted the standard on the first day of 2021, and the adoption did not have a significant impact on our financial statements.

Accounting Pronouncements Recently Issued

In October 2021, the FASB issued ASU No. 2021‑08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our consolidated financial statements.

Note 2 – Acquisitions

IMG Companies, LLC

On November 19, 2021 we completed the acquisition, via merger, of IMG Companies, LLC and its subsidiaries (“IMG”), a California-based precision machining, specialty joining, and plating company for an aggregate purchase price of $270.0 million. IMG provides us increased capacity and capabilities in our precision machining business, and expands our served customer base with new component and service offerings.

The following table presents the preliminary purchase price allocation as of November 19, 2021. As of December 31, 2021, total acquisition consideration remains preliminary, as we are still finalizing the working capital adjustment component of final purchase price under the merger agreement.

Preliminary Allocation November 19, 2021
Cash acquired	$1,234
Accounts receivable	8,559
Inventories	12,128
Prepaid expenses and other current assets	579
Property and equipment	33,067
Operating lease right-of-use assets	14,509
Intangible assets	65,000
Goodwill	161,015
Accounts payable	(3,853)
Accrued expenses	(5,620)
Other current liabilities	(2,109)
Lease liabilities	(14,509)
Total acquisition consideration	$270,000

We preliminarily allocated $62.4 million to IMG’s customer relationships and $2.6 million to IMG’s order backlog with weighted average amortization periods of 10 years and 6 months, respectively. Preliminary goodwill recognized from the acquisition was primarily attributed to an assembled workforce and expected synergies. We incurred transaction costs of approximately $4.4 million in connection with the acquisition during 2021. The fair value adjustment to inventory as part of our preliminary purchase price allocation resulted in a $1.4 million charge to cost of sales during 2021.

Our consolidated statement of operations for 2021 includes approximately 6 weeks operating activity of IMG, including sales of $7.3 million.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed on December 26, 2020, the beginning of the earliest period presented. Pro forma adjustments are primarily comprised of preliminary estimates of amortization expense related to acquired intangible assets, incremental interest expense from increased borrowings to fund the acquisition and the elimination of IMG’s historical interest expense, elimination of IMG’s non-recurring management expenses, elimination of a gain on forgiveness of debt, acquired inventory fair value charges, the related income tax effects, and other insignificant management adjustments. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved or of results that may occur in the future.

	Year Ended
	December 31, 2021	December 25, 2020
Net sales	$1,156,619	$962,642
Net income	$74,531	$26,048
Net income per share:
Basic	$2.64	$1.12
Diluted	$2.57	$1.11

Nogales, Mexico Precision Machining Acquisition

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

Note 3 – Inventories

Inventories consist of the following:

	December 31, 2021	December 25, 2020
Raw materials	$159,366	$88,015
Work in process	62,537	38,184
Finished goods	28,281	21,299
Excess and obsolete adjustment	(14,051)	(12,742)
Total inventories	$236,133	$134,756

The following table presents changes to our excess and obsolete adjustment:

Excess and obsolete adjustment
Balance at December 28, 2018	$(7,692)
Charge to cost of sales	(1,086)
Disposition of inventory	961
Balance at December 27, 2019	(7,817)
Charge to cost of sales	(4,649)
Disposition of inventory	(276)
Balance at December 25, 2020	(12,742)
Charge to cost of sales	(1,942)
Disposition of inventory	633
Balance at December 31, 2021	$(14,051)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2021	December 25, 2020
Machinery	$80,953	$37,196
Leasehold improvements	36,706	29,616
Computer software, hardware, and equipment	8,031	6,501
Office furniture, fixtures and equipment	1,168	1,166
Vehicles	284	75
Construction-in-process	8,565	5,483
	135,707	80,037
Less accumulated depreciation	(50,503)	(38,226)
Total property and equipment, net	$85,204	$41,811

Depreciation expense for 2021, 2020, and 2019 was $11.1 million, $10.9 million, and $8.9 million, respectively.

Cloud Computing Implementation Costs

Pursuant to ASU 2018-15, we capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system.

The following table summarizes capitalized cloud computing implementation costs:

Capitalized cloud computing implementation costs as of December 27, 2019	$—
Costs capitalized during the period	4,366
Capitalized costs amortized during the period	—
Capitalized cloud computing implementation costs as of December 25, 2020	4,366
Costs capitalized during the period	3,992
Capitalized costs amortized during the period	(304)
Capitalized cloud computing implementation costs as of December 31, 2021	$8,054

Note 5 – Intangible Assets and Goodwill

Definite-lived intangible assets consist of the following:

	December 31, 2021
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	146,569	(65,953)	—	80,616	8.7 years
Developed technology	11,047	(3,483)	—	7,564	10.0 years
Order backlog	2,600	(853)	—	1,747	6 months
Total intangible assets	$160,216	$(70,289)	$—	$89,927

	December 25, 2020
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Trademarks	$9,690	$(8,717)	$—	$973	10.0 years
Customer relationships	84,169	(53,946)	—	30,223	7.8 years
Developed technology	11,047	(2,398)	—	8,649	10.0 years
Total intangible assets	$104,906	$(65,061)	$—	$39,845

Future projected annual amortization expense consists of the following:

Future amortization expense
2022	$17,763
2023	14,803
2024	8,435
2025	8,311
2026	7,730
Thereafter	32,885
$89,927

The following tables present the changes to goodwill:

Goodwill
Balance at December 28, 2018	$173,010
Acquisitions	—
Balance at December 27, 2019	173,010
Acquisitions	1,877
Balance at December 25, 2020	174,887
Acquisitions	161,015
Balance at December 31, 2021	$335,902

Note 6 – Leases

We lease facilities under various non-cancellable operating leases expiring through 2031. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of December 31, 2021, we had one operating leases executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Operating lease cost	$5,763	$5,397	$5,420

Supplemental cash flow information related to leases is as follows:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,477	$5,574	$5,220

Supplemental balance sheet information related to leases is as follows:

	December 31, 2021	December 25, 2020
Weighted-average remaining lease term of operating leases	5.8 years	2.3 years
Weighted-average discount rate of operating leases	2.4%	4.5%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows

2022	$7,633
2023	5,401
2024	4,550
2025	4,230
2026	3,737
Thereafter	6,292
Total future minimum lease payments	31,843
Less imputed interest	(1,856)
Total lease liabilities	$29,987

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

Income before tax was as follows:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
United States	$13,435	$(2,558)	$(20,993)
Foreign	60,321	34,849	25,268
Income before tax	$73,756	$32,291	$4,275

Significant components of income tax expense (benefit) consist of the following:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Current:
Federal	$430	$(1,103)	$(812)
State	1,524	341	649
Foreign	2,766	1,461	868
Total current tax expense	4,720	699	705
Deferred:
Federal	(889)	(1,321)	(5,315)
State	(771)	(196)	(1,218)
Foreign	(203)	(170)	(626)
Total deferred tax benefit	(1,863)	(1,687)	(7,159)
Income tax expense (benefit)	$2,857	$(988)	$(6,454)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) consist of the following:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Effective rate reconciliation:
U.S. federal tax expense	$15,489	$6,781	$898
State income taxes, net	577	105	(523)
Permanent items	680	298	(75)
Foreign rate differential	(1,897)	(1,325)	(1,051)
Tax holiday	(9,653)	(5,911)	(4,582)
Credits	(1,647)	(1,411)	(918)
Tax contingencies	482	80	(830)
Share-based compensation	(2,640)	(1,002)	(285)
Withholding tax	1,044	819	554
Other, net	385	330	201
Valuation allowance	37	248	157
Income tax expense (benefit)	$2,857	$(988)	$(6,454)

Deferred income tax assets and liabilities consist of the following:

	December 31, 2021	December 25, 2020
Deferred tax assets:
Inventory	$4,643	$3,836
Share-based compensation	2,551	2,266
Accrued payroll	2,140	2,370
Net operating loss carryforwards	816	873
Tax credits	5,103	7,943
Intercompany interest	1,907	1,689
Operating lease liabilities	7,450	2,616
Other assets	755	414
Deferred tax assets	25,365	22,007
Valuation allowance	(556)	(518)
Total deferred tax assets	24,809	21,489
Deferred tax liabilities:
Intangible assets	(3,265)	(7,344)
Property, plant and equipment	(5,928)	(5,273)
Operating lease right-of-use assets	(7,409)	(2,568)
Other liabilities	(129)	(89)
Total deferred tax liabilities	(16,731)	(15,274)
Net deferred tax asset	$8,078	$6,215

At December 31, 2021, we had federal, state, and foreign net operating loss carryforwards of zero, $4.8 million, and $2.1 million respectively. The state and foreign net operating loss carryforwards, if not utilized, will begin to expire in 2032, and 2029, respectively. At December 31, 2021, we had federal and state research and development credits of $2.9 million and zero, respectively. The federal research and development credits, if not utilized, will begin to expire in 2034. Additionally, we had foreign tax credits of $0.6 million, which if not utilized, will begin to expire in 2027.

We have determined the amount of our valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.  As of December 31, 2021, we believe it is more-likely-than-not that we will realize our U.S. deferred tax assets, with the exception of certain state and foreign net operating loss carryforwards we believe are not likely to be realized within the carryforward period.

We were granted a tax holiday for our Singapore operations that is effective through 2026. The net impact of the tax holiday in Singapore as compared to the Singapore statutory rate was a benefit of $9.7 million, $5.9 million, and $4.6 million during 2021, 2020, and 2019, respectively. Our income tax fluctuates based on the geographic mix of earnings and is calculated quarterly based on actual results pursuant to ASC Topic 740‑270.

As of December 31, 2021, we have recognized $3.0 million of unrecognized tax benefits in other non-current liabilities in our consolidated balance sheet. If recognized, $1.5 million of this amount would impact our effective tax rate. We expect a decrease of $0.1 million to the total amount of unrecognized tax benefits within the next twelve months.

Our ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within our statements of operations in income tax expense (benefit). Interest and penalties associated with uncertain tax positions recognized during 2021 and 2020 were insignificant. At December 31, 2021, other non-current liabilities on our balance sheet included approximately zero and $0.5 million of interest and penalties, respectively, associated with uncertain tax positions, which are excluded from the unrecognized tax benefits table below.

The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits
Balance at December 28, 2018	$2,256
Increase related to current year tax positions	380
Increase related to prior year tax positions	8
Decrease in tax positions related to lapse of statute of limitations and settlements	(784)
Balance at December 27, 2019	1,860
Increase related to current year tax positions	378
Increase related to prior year tax positions	484
Decrease in tax positions related to lapse of statute of limitations	(232)
Balance at December 25, 2020	2,490
Increase related to current year tax positions	597
Decrease in tax positions related to lapse of statute of limitations	(92)
Balance at December 31, 2021	$2,995

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

Our three major filing jurisdictions are the United States, Singapore and Malaysia. We are no longer subject to U.S. Federal examination for tax years ending before 2017, to state examinations before 2017, or to foreign examinations before 2016. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward. At December 31, 2021, we were not under examination by a tax authority.

Note 8 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. For 2021, 2020, and 2019, matching contributions were $2.2 million, $1.9 million, and $1.5 million, respectively.

Note 9 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2021	December 25, 2020
Term loan	$150,000	$153,125
Revolving credit facility	145,000	49,162
Total principal amount of long-term debt	295,000	202,287
Less unamortized debt issuance costs	(2,247)	(2,015)
Total long-term debt, net	292,753	200,272
Less current portion	(7,500)	(8,750)
Total long-term debt, less current portion, net	$285,253	$191,522

Maturities of long-term debt consist of the following:

Future maturities of long-term debt
2022	$7,500
2023	7,500
2024	7,500
2025	7,500
2026	265,000
Total	$295,000

The weighted average interest rate across our credit facilities was 2.74%, 3.75%, and 4.78% during 2021, 2020, and 2019, respectively.

On October 29, 2021, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders underlying the agreement. The credit agreement includes a $150.0 million term loan facility and a $250.0 million revolving credit facility (“credit facilities”). We incurred debt issuance costs of approximately $1.9 million in connection with the amendment and restatement. We account for debt issuance costs as a reduction to the carrying value of our long-term debt, and we amortize the costs to interest expense over the term of the credit agreement. Under the debt modification literature codified in ASC 470, a portion of the amendment and restatement was treated as an extinguishment. Accordingly, $0.7 million of existing capitalized debt issuance costs were written off as a loss on extinguishment of debt, which is included in other expense (income), net on our statements of operations. Term loan payments of $1.9 million are due on a quarterly basis. The credit agreement matures on October 29, 2026.

Our credit agreement is secured by our tangible and intangible assets and includes customary representations, warranties, and covenants. We are required to maintain a minimum fixed charge coverage ratio of 1.25 : 1 and a maximum leverage ratio 3.50 : 1 to 4.00:1.

Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The applicable margin on Base Rate and BSBY Rate loans is 0.375‑1.375% and 1.375‑2.375% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.175%-0.350% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than 3 months. At December 31, 2021, our credit facilities bore interest under the BSBY rate option of 1.81%.

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

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $11.5 million, $9.9 million, and $8.5 million during 2021, 2010, and 2019, respectively.

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

Stock Options

The table below sets forth the weighted average assumptions used to measure the fair value of options granted:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Weighted average expected term	--	5 years	5 years
Risk-free interest rate	--	0.5%	2.1%
Dividend yield	--	0.0%	0.0%
Volatility	--	61.5%	55.3%

The following table summarizes option activity:

	Number of Stock Options
	Service condition	Performance condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 25, 2020	1,325,826	65,908	$22.22
Granted	—	—	$—
Exercised	(344,650)	(65,908)	$20.19
Forfeited or expired	(59,707)	—	$21.15
Outstanding, December 31, 2021	921,469	—	$23.20	3.8 years	$21,035
Exercisable, December 31, 2021	608,373	—	$22.96	3.4 years	$14,056

Fair value information for options granted and the intrinsic value of options exercised are as follows:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Weighted average grant-date fair value of options granted	--	$12.10	$11.33
Total intrinsic value of options exercised	$11,859	$7,292	$3,619

At December 31, 2021, total unrecognized share-based compensation expense relating to options was $3.2 million, with a weighted average remaining service period of 1.8 years.

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 25, 2020	564,626	—	—	$24.09
Granted	286,365	9,716	14,572	$49.59
Vested	(242,626)	—	—	$24.20
Forfeited	(49,055)	—	—	$30.76
Unvested, December 31, 2021	559,310	9,716	14,572	$37.05

Fair value information for RSUs granted and vested is as follows:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Weighted average grant-date fair value per share of RSUs granted	$49.59	$24.50	$23.25
Total grant-date fair value of shares vested	$5,871	$4,731	$2,217

At December 31, 2021, total unrecognized share-based compensation expense relating to RSUs was $17.6 million, with a weighted average remaining service period of 2.5 years.

2017 ESPP

In May 2017, we adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP grants employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of our ordinary shares on the first or last day of each 6 month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31, or the next business day if such date is not a business day. Shares are purchased on the last day of the purchase period. As of December 31, 2021, 2.3 million ordinary shares remained eligible for issuance under the 2017 ESPP.

The table below sets forth the weighted average assumptions used to measure the fair value of 2017 ESPP rights:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Weighted average expected term	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.1%	0.7%	2.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility	63.7%	60.1%	56.0%

We recognize share-based compensation expense associated with the 2017 ESPP over the duration of the purchase period. We recognized $0.6 million, $0.4 million, and $0.3 million of share-based compensation expense associated with the 2017 ESPP during 2021, 2020, and 2019, respectively. At December 25, 2020, there was no unrecognized share-based compensation expense.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
United States of America	$544,109	$490,965	$329,037
Singapore	383,278	303,444	198,657
Europe	78,745	70,915	56,090
Other	90,785	48,912	37,053
Total net sales	$1,096,917	$914,236	$620,837

The following table sets forth our two major customers, which comprised 85%, 87%, and 85% of net sales in 2021, 2020, and 2019, respectively:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Lam Research	$579,009	$475,933	$319,144
Applied Materials	$352,077	$316,082	$207,391

Foreign long-lived assets, exclusive of deferred tax assets, were $38.4 million and $31.5 million at December 31, 2021 and December 25, 2020, respectively.

Note 13 – Earnings per Share

The following table sets forth the computation of our basic and diluted net income (loss) per share and a reconciliation of the numerator and denominator used in the calculation:

	Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Numerator:
Net income	$70,899	$33,279	$10,729
Denominator:
Basic weighted average ordinary shares outstanding	28,259,607	23,172,961	22,418,802
Dilutive effect of options	480,790	221,565	259,337
Dilutive effect of RSUs	237,357	61,761	85,603
Dilutive effect of ESPP	1,598	3,818	3,161
Diluted weighted average ordinary shares outstanding	28,979,352	23,460,105	22,766,903
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	273,000	1,430,000	1,588,000
Earnings per share:
Net income:
Basic	$2.51	$1.44	$0.48
Diluted	$2.45	$1.42	$0.47

(1)	Represents potentially dilutive options and RSUs that were excluded from the calculation of net income per share, because including them would have been antidilutive under the treasury stock method.

EXHIBIT INDEX

The following exhibits are filed with this Form 10‑K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated November 11, 2021, by and among Ichor Systems, Inc., Incline Merger Sub, LLC, IMG Companies, LLC, and Brian J. Miller (solely in his capacity as the Equityholders’ Representative thereunder) (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on November 16, 2021).

3.1

Amended and Restated Memorandum and Articles of Association of Ichor Holdings, Ltd., effective as of December 9, 2016 (Incorporated by reference to Exhibit 3.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 14, 2016).

4.1*	Description of Securities of Ichor Holdings, Ltd.
10.1*

Amended and Restated Credit Agreement, dated as of October 29, 2021, by and among Icicle Acquisition Holding B.V., Ichor Holdings, LLC, and Ichor Systems, Inc. as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders.

10.2+

Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.11 to Ichor Holdings, Ltd’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.3+

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

10.7+

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

10.9+

Offer Letter, dated August 23, 2019, between Ichor Systems, Inc. and Larry Sparks (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 9, 2019).

10.10+

Offer Letter, dated November 20, 2019, between Ichor Systems, Inc. and Jeffrey Andreson (Incorporated by reference to Exhibit 10.12 to Ichor Holdings, Ltd.’s Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 6, 2020).

10.11*	Letter Agreement, dated December 23, 2021 between Ichor Systems, Inc. and Thomas Rohrs.
21.1*	List of subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certifications of Chief Executive Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
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

Dated: February 28, 2022	ICHOR HOLDINGS, LTD.

	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Jeffrey S. Andreson Jeffrey S. Andreson	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ Larry J. Sparks Larry J. Sparks	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2022

/s/ Thomas M. Rohrs Thomas M. Rohrs	Executive Chairman and Director	February 28, 2022

/s/ Iain MacKenzie	Lead Independent Director	February 28, 2022
Iain MacKenzie

/s/ Marc Haugen Marc Haugen	Director	February 28, 2022

/s/ John Kispert	Director	February 28, 2022
John Kispert

/s/ Laura Black Laura Black	Director	February 28, 2022

/s/ Wendy Arienzo Wendy Arienzo	Director	February 28, 2022

/s/ Sarah O’Dowd	Director	February 28, 2022
Sarah O’Dowd

/s/ Yuval Wasserman	Director	February 28, 2022
Yuval Wasserman