Form 10-Q
period 2022-04-01
ICHOR HOLDINGS, LTD.
filed 2022-05-11
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non‑accelerated filer	☐	Small reporting company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2022, the registrant had 28,630,489 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

(unaudited)

	April 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$34,516	$75,495
Accounts receivable, net	153,534	142,990
Inventories	263,851	236,133
Prepaid expenses and other current assets	7,662	8,153
Total current assets	459,563	462,771
Property and equipment, net	86,003	85,204
Operating lease right-of-use assets	34,054	29,790
Other noncurrent assets	12,110	9,166
Deferred tax assets, net	8,153	8,116
Intangible assets, net	84,578	89,927
Goodwill	335,902	335,902
Total assets	$1,020,363	$1,020,876
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$142,866	$159,727
Accrued liabilities	21,661	19,066
Other current liabilities	14,185	14,377
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	7,854	7,633
Total current liabilities	194,066	208,303
Long-term debt, less current portion, net	283,495	285,253
Lease liabilities, less current portion	26,563	22,354
Deferred tax liabilities, net	38	38
Other non-current liabilities	4,372	4,213
Total liabilities	508,534	520,161
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 28,628,907 and 28,551,160 shares outstanding, respectively; 33,066,346 and 32,988,599 shares issued, respectively)	3	3
Additional paid in capital	420,513	417,438
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	182,891	174,852
Total shareholders’ equity	511,829	500,715
Total liabilities and shareholders’ equity	$1,020,363	$1,020,876

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 1, 2022	March 26, 2021
Net sales	$293,146	$264,566
Cost of sales	249,214	225,054
Gross profit	43,932	39,512
Operating expenses:
Research and development	4,851	3,515
Selling, general, and administrative	23,267	14,349
Amortization of intangible assets	5,349	3,391
Total operating expenses	33,467	21,255
Operating income	10,465	18,257
Interest expense, net	1,532	1,919
Other expense, net	84	185
Income before income taxes	8,849	16,153
Income tax expense	810	1,515
Net income	$8,039	$14,638
Net income per share:
Basic	$0.28	$0.52
Diluted	$0.28	$0.51
Shares used to compute net income per share:
Basic	28,592,629	28,004,248
Diluted	29,023,455	28,729,112

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

(unaudited)

			Additional	Treasury			Total
For the three months ending April 1, 2022	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 31, 2021	28,551,160	$3	$417,438	4,437,439	$(91,578)	$174,852	$500,715
Ordinary shares issued from exercise of stock options	42,753	—	955	—	—	—	955
Ordinary shares issued from vesting of restricted share units	34,994	—	(777)	—	—	—	(777)
Share-based compensation expense	—	—	2,897	—	—	—	2,897
Net income	—	—	—	—	—	8,039	8,039
Balance at April 1, 2022	28,628,907	$3	$420,513	4,437,439	$(91,578)	$182,891	$511,829

			Additional	Treasury			Total
For the three months ending March 26, 2021	Ordinary Shares		Paid-In	Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 25, 2020	27,907,077	$3	$399,311	4,437,439	$(91,578)	$103,953	$411,689
Ordinary shares issued from exercise of stock options	105,600	—	2,381	—	—	—	2,381
Ordinary shares issued from vesting of restricted share units	30,423	—	(667)	—	—	—	(667)
Ordinary shares issued from employee share purchase plan	27,151	—	606	—	—	—	606
Share-based compensation expense	—	—	2,415	—	—	—	2,415
Net income	—	—	—	—	—	14,638	14,638
Balance at March 26, 2021	28,070,251	$3	$404,046	4,437,439	$(91,578)	$118,591	$431,062

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2022	March 26, 2021
Cash flows from operating activities:
Net income	$8,039	$14,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,315	5,657
Share-based compensation	2,897	2,415
Deferred income taxes	(37)	512
Amortization of debt issuance costs	117	242
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(10,544)	(7,697)
Inventories	(27,718)	(9,306)
Prepaid expenses and other assets	(650)	512
Accounts payable	(18,209)	22,101
Accrued liabilities	2,182	(3,467)
Other liabilities	(1,670)	41
Net cash provided by (used in) operating activities	(36,278)	25,648
Cash flows from investing activities:
Capital expenditures	(3,417)	(5,400)
Net cash used in investing activities	(3,417)	(5,400)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	1,368	2,654
Employees' taxes paid upon vesting of restricted share units	(777)	(667)
Repayments on revolving credit facility	—	(30,000)
Repayments on term loan	(1,875)	(2,188)
Net cash used in financing activities	(1,284)	(30,201)
Net decrease in cash	(40,979)	(9,953)
Cash at beginning of period	75,495	252,899
Cash at end of period	$34,516	$242,946
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,395	$1,842
Cash paid during the period for taxes, net of refunds	$106	$667
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$2,278	$2,273
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$6,067	$364

See accompanying notes.

ICHOR HOLDINGS, LTD.

Notes to Consolidated Financial Statements

(dollar figures in tables in thousands, except per share amounts)

(unaudited)

Note 1 – Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation

These consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. All dollar figures presented in tables in the notes to consolidated financial statements are in thousands, except per share amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2021.

Year End

We use a 52- or 53-week fiscal year ending on the last Friday in December. The three months ended April 1, 2022 and March 26, 2021 were both 13 weeks. References to the first quarter of 2022 and 2021 refer to the three-month periods then ended. References to fiscal year 2022 and 2021 refer to our fiscal years ending December 30, 2022 and December 31, 2021, respectively. Fiscal year 2022 and 2021 are 52 and 53 weeks, respectively.

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

Fair Value of Financial Instruments

The carrying values of our financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and long-term debt, net of unamortized debt issuance costs, approximate fair value.

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

Accounting Pronouncements Recently Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021‑08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our consolidated financial statements.

Note 2 – Inventories

Inventories consist of the following:

	April 1, 2022	December 31, 2021
Raw materials	$180,541	$159,366
Work in process	66,912	62,537
Finished goods	31,336	28,281
Excess and obsolete adjustment	(14,938)	(14,051)
Total inventories	$263,851	$236,133

Note 3 – Property and Equipment and Other Noncurrent Assets

Property and equipment consist of the following:

	April 1, 2022	December 31, 2021
Machinery	$82,742	$80,953
Leasehold improvements	37,174	36,706
Computer software, hardware, and equipment	8,031	8,031
Office furniture, fixtures and equipment	1,169	1,168
Vehicles	284	284
Construction-in-process	11,054	8,565
	140,454	135,707
Less accumulated depreciation	(54,451)	(50,503)
Total property and equipment, net	$86,003	$85,204

Depreciation expense was $4.0 million and $2.3 million for the first quarter of 2022 and 2021, respectively.

Cloud Computing Implementation Costs

We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system.

The following table summarizes capitalized cloud computing implementation costs:

Capitalized cloud computing implementation costs as of December 31, 2021	$8,054
Costs capitalized during the period	3,074
Capitalized costs amortized during the period	(152)
Capitalized cloud computing implementation costs as of April 1, 2022	$10,976

Note 4 – Intangible Assets

Definite‑lived intangible assets consist of the following:

	April 1, 2022
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	120,962	(44,355)	—	76,607	8.5 years
Developed technology	11,047	(3,755)	—	7,292	10.0 years
Order backlog	2,600	(1,921)	—	679	6 months
Total intangible assets	$134,609	$(50,031)	$—	$84,578

	December 31, 2021
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	146,569	(65,953)	—	80,616	8.7 years
Developed technology	11,047	(3,483)	—	7,564	10.0 years
Order backlog	2,600	(853)	—	1,747	6 months
Total intangible assets	$160,216	$(70,289)	$—	$89,927

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

We lease facilities under various non-cancellable operating leases expiring through 2031. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of April 1, 2022, we had one operating lease executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Three Months Ended
	April 1, 2022	March 26, 2021
Operating lease cost	$2,045	$1,381

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	April 1, 2022	March 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,823	$1,376

Supplemental balance sheet information related to leases is as follows:

	April 1, 2022	March 26, 2021
Weighted-average remaining lease term of operating leases	5.8 years	2.2 years
Weighted-average discount rate of operating leases	2.2%	4.4%

Future minimum lease payments under non-cancelable leases as of April 1, 2022 are as follows:

2022, remaining	$6,209
2023	6,451
2024	5,711
2025	5,333
2026	4,857
Thereafter	7,917
Total future minimum lease payments	36,478
Less imputed interest	(2,061)
Total lease liabilities	$34,417

Note 6 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended
	April 1, 2022	March 26, 2021
Income tax expense	$810	$1,515
Income before income taxes	$8,849	$16,153
Effective income tax rate	9.2%	9.4%

Our effective tax rates for the first quarter of 2022 and 2021 differ from the statutory rate primarily due to taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore, and the impact of share-based compensation activity during the quarter.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.6 million at April 1, 2022. The related interest and penalties were insignificant. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of April 1, 2022, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $1.0 million and $0.6 million for the first quarter of 2022 and 2021, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	April 1, 2022	December 31, 2021
Term loan	$148,125	$150,000
Revolving credit facility	145,000	145,000
Total principal amount of long-term debt	293,125	295,000
Less unamortized debt issuance costs	(2,130)	(2,247)
Total long-term debt, net	290,995	292,753
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$283,495	$285,253

On October 29, 2021, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders underlying the agreement. The credit agreement includes a $150.0 million term loan facility and a $250.0 million revolving credit facility (together, “credit facilities”). Term loan principal payments of $1.9 million are due on a quarterly basis. The credit facilities mature on October 29, 2026.

Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The applicable margin on Base Rate and BSBY Rate loans is 0.375‑1.375% and 1.375‑2.375% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.175%-0.350% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY Rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than 3 months. At April 1, 2022, our credit facilities bore interest under the BSBY rate option of 2.01%.

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

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $2.9 million and $2.4 million for the first quarter of 2022 and 2021.

Stock Options

The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 31, 2021	921,469	$23.20
Granted	—	$—
Exercised	(42,753)	$22.33
Forfeited or expired	(13,501)	$22.55
Outstanding, April 1, 2022	865,215	$23.26	3.6 years	$9,322
Exercisable, April 1, 2022	630,492	$23.08	3.3 years	$6,901

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 31, 2021	559,310	9,716	14,572	$37.05
Granted	23,003	—	—	$40.00
Vested	(52,684)	—	—	$27.30
Forfeited	(17,624)	—	—	$33.45
Unvested, April 1, 2022	512,005	9,716	14,572	$38.26

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

As of April 1, 2022, approximately 2.3 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	April 1, 2022	March 26, 2021
Numerator:
Net income	$8,039	$14,638
Denominator:
Basic weighted average ordinary shares outstanding	28,592,629	28,004,248
Dilutive effect of options	292,828	449,656
Dilutive effect of RSUs	135,860	269,002
Dilutive effect of ESPP	2,138	6,206
Diluted weighted average ordinary shares outstanding	29,023,455	28,729,112
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	267,000	75,000
Earnings per share:
Net income:
Basic	$0.28	$0.52
Diluted	$0.28	$0.51

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended
	April 1, 2022	March 26, 2021
United States of America	$142,470	$139,134
Singapore	103,295	86,324
Europe	24,392	17,330
Other	22,989	21,778
Total net sales	$293,146	$264,566

Foreign long-lived assets, exclusive of deferred tax assets, were $39.0 million and $38.4 million at April 1, 2022 and December 31, 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include our dependence on expenditures by manufacturers in the semiconductor capital equipment industry; our reliance on a very small number of original equipment manufacturer customers for a significant portion of our sales; our customers’ significant negotiating leverage; competition in our industry; risks associated with weakness in the global economy and geopolitical instability, including the war in Ukraine; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our 2021 Annual Report on Form 10‑K and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in Part I – Item 1A. Risk Factors to our 2021 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

The following table summarizes key financial information for the periods indicated. Amounts are presented in accordance with GAAP unless explicitly identified as being a non-GAAP metric. For a description of our non-GAAP metrics and reconciliations to the most comparable GAAP metrics, please refer to Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Results within this report.

	Three Months Ended
	April 1, 2022	March 26, 2021
	(dollars in thousands, except per share amounts)
Net sales	$293,146	$264,566
Gross profit	$43,932	$39,512
Gross margin	15.0%	14.9%
Non-GAAP gross margin	16.0%	16.1%
Operating expenses	$33,467	$21,255
Operating income	$10,465	$18,257
Net income	$8,039	$14,638
Non-GAAP net income	$20,178	$21,725
Diluted EPS	$0.28	$0.51
Non-GAAP diluted EPS	$0.70	$0.76

COVID-19 Pandemic and Market Conditions Update

The COVID‑19 pandemic and associated macroeconomic impacts, including supply chain disruptions, tightened labor markets, and overall increased inflation have created, and are expected to continue to create significant volatility, uncertainty, and turmoil in our industry. While our facilities are currently not subject to any site-wide government shutdowns, and restrictions have eased around social, business, travel, and governmental activities, we have experienced increases in direct costs and inefficiencies within our factories associated with logistics, employee labor, and certain component shortages. These factors have resulted in, and may continue to result in, lower revenues and operating margins. The extent and duration of these impacts cannot be specifically quantified given the dynamic nature and breadth of the pandemic’s impact on our operations and that of our customers and suppliers.

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended
	April 1, 2022	March 26, 2021
	(in thousands)
Net sales	$293,146	$264,566
Cost of sales	249,214	225,054
Gross profit	43,932	39,512
Operating expenses:
Research and development	4,851	3,515
Selling, general, and administrative	23,267	14,349
Amortization of intangible assets	5,349	3,391
Total operating expenses	33,467	21,255
Operating income	10,465	18,257
Interest expense, net	1,532	1,919
Other expense, net	84	185
Income before income taxes	8,849	16,153
Income tax expense	810	1,515
Net income	$8,039	$14,638

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended
	April 1, 2022	March 26, 2021

Net sales	100.0	100.0
Cost of sales	85.0	85.1
Gross profit	15.0	14.9
Operating expenses:
Research and development	1.7	1.3
Selling, general, and administrative	7.9	5.4
Amortization of intangible assets	1.8	1.3
Total operating expenses	11.4	8.0
Operating income	3.6	6.9
Interest expense, net	0.5	0.7
Other expense, net	0.0	0.1
Income before income taxes	3.0	6.1
Income tax expense	0.3	0.6
Net income	2.7	5.5

Comparison of the three months ended April 1, 2022 and March 26, 2021

Net Sales

	Three Months Ended		Change
	April 1, 2022	March 26, 2021	Amount	%
	(dollars in thousands)
Net sales	$293,146	$264,566	$28,580	10.8%

The increase in net sales from the first quarter of 2021 to the first quarter of 2022 was primarily due to strong demand from our customers as a result of continued growth in the global wafer fabrication equipment market as well as incremental revenues from our acquisition of IMG Companies, LLC (“IMG”) in November 2021, partially offset by production constraints as a result of challenges in our supply chain.

Net sales to U.S. customers increased by $3.3 million in the first quarter of 2022 to $142.5 million. On a relative basis, net sales to U.S. customers as a percent of total net sales decreased from 52.6% in the first quarter of 2021 to 48.6% in the first quarter of 2022.

Net sales to international customers increased by $25.2 million in the first quarter of 2022 to $150.7 million. On a relative basis, net sales to international customers as a percent of total net sales increased from 47.4% in the first quarter of 2021 to 51.4% in the first quarter of 2022.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended		Change
	April 1, 2022	March 26, 2021	Amount	%
	(dollars in thousands)
Cost of sales	$249,214	$225,054	$24,160	10.7%
Gross profit	$43,932	$39,512	$4,420	11.2%
Gross margin	15.0%	14.9%		+ 10 bps

The increase in the gross amounts of cost of sales and gross profit from the first quarter of 2021 to the first quarter of 2022 were primarily due to the factors mentioned in the commentary above under the heading, “Net Sales.”

The increase in our gross margin from the first quarter of 2021 to the first quarter of 2022 was primarily due to accretive margins from our recent acquisition of IMG in November 2021, partially offset by increased materials, logistics, and labor costs, as we invest in our capacity to service present levels of strong customer demand in future quarters, and the impacts of component and material shortages, due to supply chain challenges, reducing factory utilization.

Research and Development

	Three Months Ended		Change
	April 1, 2022	March 26, 2021	Amount	%
	(dollars in thousands)
Research and development	$4,851	$3,515	$1,336	38.0%

The increase in research and development expenses from the first quarter of 2021 to the first quarter of 2022 was primarily due to increased employee-related expense, as we expand our engineering team to design and engineer next generation, high performance solutions for our customers.

Selling, General, and Administrative

	Three Months Ended		Change
	April 1, 2022	March 26, 2021	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$23,267	$14,349	$8,918	62.2%

The increase in selling, general, and administrative expense from the first quarter of 2021 to the first quarter of 2022 was primarily due to a non-recurring loss accrual of $3.1 million related to a probable settlement of an employment-related legal matter; $3.0 million in incremental selling, general, and administrative expense from our acquisition of IMG in November 2021, $1.7 million in increased employee-related costs, inclusive of increased share-based compensation expense; $0.8 million in increased professional, consulting, and audit fees; and $0.3 million in transaction-related fees costs associated with our acquisition of IMG.

Amortization of Intangible Assets

	Three Months Ended		Change
	April 1, 2022	March 26, 2021	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$5,349	$3,391	$1,958	57.7%

The increase in amortization expense from the first quarter of 2021 to the first quarter of 2022 was primarily due to incremental amortization expense from intangible assets acquired in connection with our acquisition of IMG in November 2021, partially offset by reduced amortization expense due to an older customer relationship asset reaching full amortization in the fourth quarter of 2021.

Interest Expense, Net

	Three Months Ended		Change
	April 1, 2022	March 26, 2021	Amount	%
	(dollars in thousands)
Interest expense, net	$1,532	$1,919	$(387)	-20.2%

The decrease in interest expense, net from the first quarter of 2021 to the first quarter of 2022 was primarily due to a 147‑basis point decrease in our weighted average interest rate, from 3.30 % to 1.83%, respectively, and a decrease in debt issuance cost amortization expense, partially offset by a $105.0 million increase in average debt outstanding during the first quarter of 2022 compared to the first quarter of 2021 as a result of drawing $130.0 million on our revolving credit facility in November 2021 to partially fund our acquisition of IMG. The decrease in our weighted average interest rate from the first quarter of 2021 to the first quarter of 2022 was primarily due to a decrease in our leverage ratio, which reduces the applicable margin component of our all-in borrowing rate, as well as lower overall applicable margins under our October 2021 amended and restated credit agreement.

Other Expense, Net

	Three Months Ended		Change
	April 1, 2022	March 26, 2021	Amount	%
	(dollars in thousands)
Other expense, net	$84	$185	$(101)	-54.6%

The change in other expense, net from the first quarter of 2021 to the first quarter of 2022 was primarily due to currency exchange rate fluctuations during the quarter as a result of transactions denominated in the local currencies of our foreign operations.

Income Tax Expense

	Three Months Ended		Change
	April 1, 2022	March 26, 2021	Amount	%
	(dollars in thousands)
Income tax expense	$810	$1,515	$(705)	-46.5%

The decrease in income tax expense from the first quarter of 2021 to the first quarter of 2022 was primarily due to decreased taxable income in the U.S. in the first quarter of 2022 and reduced benefits from share-based compensation activity during the quarter.

Non‑GAAP Financial Results

Management uses non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP gross margin is defined as non-GAAP gross profit divided by net sales. Non-GAAP gross profit and non-GAAP net income are defined as: gross profit or net income excluding, as applicable, (1) amortization of intangible assets, share-based compensation expense, and non-recurring expenses, including settlement losses, facility shutdown costs, and acquisition-related costs and charges, to the extent they are present in gross profit or net income; and (2) the tax impacts associated with our non-GAAP adjustments, as well as non-recurring discrete tax items. Non-GAAP diluted earnings per share (“EPS”) is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period.

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

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	April 1, 2022	March 26, 2021
U.S. GAAP gross profit	$43,932	$39,512
Non-GAAP adjustments:
Share-based compensation	551	306
Facility shutdown costs (1)	—	2,399
Fair value adjustment to inventory from acquisitions (2)	2,492	211
Other non-recurring expense, net (3)	—	106
Non-GAAP gross profit	$46,975	$42,534
U.S. GAAP gross margin	15.0%	14.9%
Non-GAAP gross margin	16.0%	16.1%

(1)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed in 2021. We incurred write-off costs associated with inventories determined to be obsolete and severance costs associated with affected employees in connection with the closure.

(2)

As part of the purchase price allocations of our acquisitions of IMG in November 2021 and a precision machining operation in Mexico in December 2020, we recorded acquired-inventories at fair value, resulting in a fair value step-up of $3.9 million and $0.2 million, respectively. These amounts were subsequently released to cost of sales as acquired-inventories were sold.

(3)	Included in this amount for the first quarter of 2021 is primarily a non-recurring settlement charge.

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	April 1, 2022	March 26, 2021
	(dollars in thousands, except per share amounts)
U.S. GAAP net income	$8,039	$14,638
Non-GAAP adjustments:
Amortization of intangible assets	5,349	3,391
Share-based compensation	2,897	2,415
Facility shutdown costs (1)	—	2,510
Settlement loss (2)	3,100	—
Fair value adjustment to inventory from acquisitions (3)	2,492	211
Acquisition costs (4)	275	—
Other non-recurring expense, net (5)	—	278
Tax adjustments related to non-GAAP adjustments (6)	(1,974)	(1,718)
Non-GAAP net income	$20,178	$21,725
U.S. GAAP diluted EPS	$0.28	$0.51
Non-GAAP diluted EPS	$0.70	$0.76
Shares used to compute diluted EPS	29,023,455	28,729,112

(1)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed in 2021. We incurred write-off costs associated with inventories determined to be obsolete and severance costs associated with affected employees in connection with the closure.

(2)

During the first quarter of 2022, we recorded a non-recurring loss accrual of $3.1 million relating to an expected settlement of an employment-related legal matter. We expect the settlement to be finalized and paid within the next 12 months.

(3)

As part of the purchase price allocations of our acquisitions of IMG in November 2021 and a precision machining operation in Mexico in December 2020, we recorded acquired-inventories at fair value, resulting in a fair value step-up of $3.9 million and $0.2 million, respectively. These amounts were subsequently released to cost of sales as acquired-inventories were sold.

(4)	Included in this amount are incremental transaction-related costs incurred in connection with our acquisition of IMG in November 2021.
(5)

Included in this amount for the first quarter of 2021 are primarily (i) non-capitalized costs incurred in connection with our implementation of a new ERP system and a Sarbanes-Oxley compliance program and (ii) a non-recurring settlement charge.

(6)

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

Summary of Cash Flows

We ended the first quarter of 2022 with cash and cash equivalents of $34.5 million, a decrease of $41.0 million from December 31, 2021. The decrease was primarily due to cash used in operating activities of $36.3 million and capital expenditures of $3.4 million

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Three Months Ended
	April 1, 2022	March 26, 2021
	(in thousands)
Cash provided by (used in) operating activities	$(36,278)	$25,648
Cash used in investing activities	(3,417)	(5,400)
Cash used in financing activities	(1,284)	(30,201)
Net decrease in cash	$(40,979)	$(9,953)

Our cash used in operating activities of $36.3 million during the first quarter of 2022 consisted of net income of $8.0 million, net non-cash charges of $12.3 million, primarily consisting of depreciation and amortization of $9.3 million and share-based compensation expense of $2.9 million, and an increase in our net operating assets and liabilities of $56.6 million.

The increase in our net operating assets and liabilities, net of acquisitions, was primarily due to an increase in inventories of $27.7 million, a decrease in accounts payable of $18.2 million, and an increase in accounts receivable of $10.5 million. The increase in our inventories is primarily driven by elevated purchasing activity pursuant to strong customer demand and certain supply chain component constraints. The decrease in accounts payable and increase in accounts receivable were primarily due to fluctuations in payment timing to suppliers and from customers, as well as a higher revenues in the last few weeks of the first quarter of 2022 compared to the last few weeks of the fourth quarter of 2021.

Cash used in investing activities during the first quarter of 2022 consists of capital expenditures.

Cash used in financing activities during the first quarter of 2022 consists of payments on long-term debt of $1.9 million, partially offset by net proceeds from share-based compensation activity of $0.6 million.

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

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are identified and described in our annual consolidated financial statements and the notes included in our 2021 Annual Report on Form 10‑K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Substantially all of our sales arrangement with customers, and the significant majority of our arrangements with third-party suppliers, provide for pricing and payment in U.S. dollars and, therefore, are not subject to material exchange rate fluctuations. As a result, we do not expect foreign currency exchange rate fluctuations to have a material effect on our results of operations. However, increases in the value of the U.S. dollar relative to other currencies would make our products more expensive relative to competing products priced in such other currencies, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our foreign suppliers raising their prices in order to continue doing business with us.

We do have certain operating expenses that are denominated in currencies of the countries in which our operations are located, and may be subject to fluctuations due to foreign currency exchange rates, particularly the Singapore dollar, Malaysian ringgit, British pound, euro, Korean won, and Mexican peso. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

We had total indebtedness of $293.1 million as of April 1, 2022, exclusive of $2.1 million in debt issuance costs, of which $7.5 million was due within 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of April 1, 2022, the interest rate on our outstanding debt is based on BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $0.7 million change to interest expense during the first quarter of 2022, or $2.9 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the certifying officers), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities and Exchange Act, as amended (“the Exchange Act”)) as of December 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 1, 2022, due to material weaknesses in internal control over financial reporting that was disclosed in Part II – Item 9A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021.

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

Remediation

As previously described in Part II – Item 9A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2022.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material pending or threatened litigation.

ITEM 1A. RISK FACTORS

This quarterly report should be read in conjunction with the risk factors included in our 2021 Annual Report on Form 10‑K. There have been no material changes in our risk factors from the risk factors disclosed in that report. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

ICHOR HOLDINGS, LTD.

Date: May 11, 2022	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)