Form 10-Q
period 2022-07-01
ICHOR HOLDINGS, LTD.
filed 2022-08-10
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2022

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

As of August 5, 2022, the registrant had 28,739,608 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

(unaudited)

	July 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$46,064	$75,495
Accounts receivable, net	158,403	142,990
Inventories	290,327	236,133
Prepaid expenses and other current assets	5,699	8,153
Total current assets	500,493	462,771
Property and equipment, net	91,603	85,204
Operating lease right-of-use assets	35,649	29,790
Other noncurrent assets	12,887	9,166
Deferred tax assets, net	9,247	8,116
Intangible assets, net	79,923	89,927
Goodwill	335,902	335,902
Total assets	$1,065,704	$1,020,876
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$147,650	$159,727
Accrued liabilities	21,652	19,066
Other current liabilities	14,162	14,377
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	7,956	7,633
Total current liabilities	198,920	208,303
Long-term debt, less current portion, net	296,736	285,253
Lease liabilities, less current portion	28,063	22,354
Deferred tax liabilities, net	38	38
Other non-current liabilities	4,623	4,213
Total liabilities	528,380	520,161
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 28,735,728 and 28,551,160 shares outstanding, respectively; 33,173,167 and 32,988,599 shares issued, respectively)	3	3
Additional paid in capital	424,471	417,438
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Accumulated other comprehensive loss	—	—
Retained earnings	204,428	174,852
Total shareholders’ equity	537,324	500,715
Total liabilities and shareholders’ equity	$1,065,704	$1,020,876

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net sales	$329,560	$282,308	$622,706	$546,874
Cost of sales	274,099	234,955	523,313	460,009
Gross profit	55,461	47,353	99,393	86,865
Operating expenses:
Research and development	4,907	4,049	9,758	7,564
Selling, general, and administrative	21,103	14,699	44,370	29,048
Amortization of intangible assets	4,655	3,390	10,004	6,781
Total operating expenses	30,665	22,138	64,132	43,393
Operating income	24,796	25,215	35,261	43,472
Interest expense, net	2,063	1,591	3,595	3,510
Other expense (income), net	(548)	22	(464)	207
Income before income taxes	23,281	23,602	32,130	39,755
Income tax expense	1,744	737	2,554	2,252
Net income	$21,537	$22,865	$29,576	$37,503
Net income per share:
Basic	$0.75	$0.81	$1.03	$1.33
Diluted	$0.74	$0.79	$1.02	$1.30
Shares used to compute net income per share:
Basic	28,665,930	28,180,821	28,629,280	28,092,535
Diluted	29,042,519	29,092,521	28,948,055	28,942,902

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net income	$21,537	$22,865	$29,576	$37,503
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale marketable securities	—	(24)	—	(24)
Comprehensive income	$21,537	$22,841	$29,576	$37,479

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

(unaudited)

			Additional	Treasury		Accumulated		Total
For the three months ending July 1, 2022	Ordinary Shares		Paid-In	Shares		Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance at April 1, 2022	28,628,907	$3	$420,513	4,437,439	$(91,578)	$—	$182,891	$511,829
Ordinary shares issued from exercise of stock options	5,015	—	83	—	—	—	—	83
Ordinary shares issued from vesting of restricted share units	59,741	—	(563)	—	—	—	—	(563)
Ordinary shares issued from employee share purchase plan	42,065	—	929	—	—	—	—	929
Share-based compensation expense	—	—	3,509	—	—	—	—	3,509
Net income	—	—	—	—	—	—	21,537	21,537
Balance at July 1, 2022	28,735,728	$3	$424,471	4,437,439	$(91,578)	$—	$204,428	$537,324

			Additional	Treasury		Accumulated		Total
For the six months ending July 1, 2022	Ordinary Shares		Paid-In	Shares		Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance at December 31, 2021	28,551,160	$3	$417,438	4,437,439	$(91,578)	$—	$174,852	$500,715
Ordinary shares issued from exercise of stock options	47,768	—	1,038	—	—	—	—	1,038
Ordinary shares issued from vesting of restricted share units	94,735	—	(1,340)	—	—	—	—	(1,340)
Ordinary shares issued from employee share purchase plan	42,065	—	929	—	—	—	—	929
Share-based compensation expense	—	—	6,406	—	—	—	—	6,406
Net income	—	—	—	—	—	—	29,576	29,576
Balance at July 1, 2022	28,735,728	$3	424,471	4,437,439	$(91,578)	$—	$204,428	$537,324

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

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	July 1, 2022	June 25, 2021
Cash flows from operating activities:
Net income	$29,576	$37,503
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,394	11,464
Share-based compensation	6,406	5,096
Deferred income taxes	(1,131)	1,089
Amortization of debt issuance costs	233	483
Gain on sale of asset disposal group	—	(504)
Other	—	59
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(15,413)	(18,131)
Inventories	(54,194)	(31,500)
Prepaid expenses and other assets	2,461	(478)
Accounts payable	(12,453)	33,302
Accrued liabilities	2,586	(952)
Other liabilities	(3,360)	1,458
Net cash provided by (used in) operating activities	(26,895)	38,889
Cash flows from investing activities:
Capital expenditures	(14,413)	(15,369)
Purchase of marketable securities	—	(105,033)
Proceeds from sale of property and equipment	—	504
Net cash used in investing activities	(14,413)	(119,898)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	1,967	6,117
Employees' taxes paid upon vesting of restricted share units	(1,340)	(1,918)
Borrowings on revolving credit facility	25,000	—
Repayments on revolving credit facility	(10,000)	(30,000)
Repayments on term loan	(3,750)	(4,375)
Net cash provided by (used in) financing activities	11,877	(30,176)
Net decrease in cash	(29,431)	(111,185)
Cash at beginning of period	75,495	252,899
Cash at end of period	$46,064	$141,714
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,295	$3,341
Cash paid during the period for taxes, net of refunds	$1,499	$1,272
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$1,306	$246
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$9,587	$1,709

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

Year End

We use a 52- or 53-week fiscal year ending on the last Friday in December. The three months ended July 1, 2022 and June 25, 2021 were both 13 weeks. References to the second quarter of 2022 and 2021 refer to the three-month periods then ended. References to fiscal year 2022 and 2021 refer to our fiscal years ending December 30, 2022 and December 31, 2021, respectively. Fiscal year 2022 and 2021 are 52 and 53 weeks, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from the estimates made by management. Significant estimates include inventory valuation and impairment analysis for both definite‑lived intangible assets and goodwill.

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

Note 2 – Inventories

Inventories consist of the following:

	July 1, 2022	December 31, 2021
Raw materials	$201,966	$159,366
Work in process	68,918	62,537
Finished goods	34,793	28,281
Excess and obsolete adjustment	(15,350)	(14,051)
Total inventories	$290,327	$236,133

Note 3 – Property and Equipment and Other Noncurrent Assets

Property and equipment consist of the following:

	July 1, 2022	December 31, 2021
Machinery	$87,403	$80,953
Leasehold improvements	40,732	36,706
Computer software, hardware, and equipment	9,370	8,031
Office furniture, fixtures and equipment	1,258	1,168
Vehicles	325	284
Construction-in-process	11,274	8,565
	150,362	135,707
Less accumulated depreciation	(58,759)	(50,503)
Total property and equipment, net	$91,603	$85,204

Depreciation expense was $4.4 million and $2.4 million for the second quarter of 2022 and 2021, respectively. Depreciation expense was $8.4 million and $4.7 million for the six months ended July 1, 2022 and June 25, 2021, respectively.

Cloud Computing Implementation Costs

We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system.

The following table summarizes capitalized cloud computing implementation costs:

Capitalized cloud computing implementation costs as of December 31, 2021	$8,054
Costs capitalized during the period	4,073
Capitalized costs amortized during the period	(399)
Capitalized cloud computing implementation costs as of July 1, 2022	$11,728

Note 4 – Intangible Assets

Definite‑lived intangible assets consist of the following:

	July 1, 2022
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	117,022	(44,140)	—	72,882	8.4 years
Developed technology	11,047	(4,006)	—	7,041	10.0 years
Total intangible assets	$128,069	$(48,146)	$—	$79,923

	December 31, 2021
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	146,569	(65,953)	—	80,616	8.7 years
Developed technology	11,047	(3,483)	—	7,564	10.0 years
Order backlog	2,600	(853)	—	1,747	6 months
Total intangible assets	$160,216	$(70,289)	$—	$89,927

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

We lease facilities under various non-cancellable operating leases expiring through 2031. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of July 1, 2022, we had one operating lease executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Operating lease cost	$2,239	$1,391	$4,284	$2,772

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	July 1, 2022	June 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,802	$2,691

Supplemental balance sheet information related to leases is as follows:

	July 1, 2022	June 25, 2021
Weighted-average remaining lease term of operating leases	5.7 years	2.4 years
Weighted-average discount rate of operating leases	2.3%	4.2%

Future minimum lease payments under non-cancelable leases as of July 1, 2022 are as follows:

2022, remaining	$4,217
2023	7,322
2024	6,603
2025	5,991
2026	5,510
Thereafter	8,599
Total future minimum lease payments	38,242
Less imputed interest	(2,223)
Total lease liabilities	$36,019

Note 6 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Income tax expense	$1,744	$737	$2,554	$2,252
Income before income taxes	$23,281	$23,602	$32,130	$39,755
Effective income tax rate	7.5%	3.1%	7.9%	5.7%

Our effective tax rates for the three and six months ended July 1, 2022 and June 25, 2021 differ from the statutory rate primarily due to taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore, and the impact of share-based compensation activity during the quarter.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.8 million at July 1, 2022. The related interest and penalties were insignificant. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of July 1, 2022, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.7 million and $0.5 million for the second quarter of 2022 and 2021, respectively. Matching contributions were $1.6 million and $1.1 million for the six months ended July 1, 2022 and June 25, 2021, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	July 1, 2022	December 31, 2021
Term loan	$146,250	$150,000
Revolving credit facility	160,000	145,000
Total principal amount of long-term debt	306,250	295,000
Less unamortized debt issuance costs	(2,014)	(2,247)
Total long-term debt, net	304,236	292,753
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$296,736	$285,253

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

Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The applicable margin on Base Rate and BSBY Rate loans is 0.375‑1.375% and 1.375‑2.375% per annum, respectively, depending on our leverage ratio. We are also charged a commitment fee of 0.175%-0.350% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY Rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than 3 months. At July 1, 2022, our credit facilities bore interest under the BSBY rate option of 3.44%.

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

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $3.5 million and $2.7 million for the second quarter of 2022 and 2021, and was $6.4 million and $5.1 million for the six months ended July 1, 2022 and June 25, 2021, respectively.

Stock Options

The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 31, 2021	921,469	$23.20
Granted	—	$—
Exercised	(47,768)	$21.73
Forfeited or expired	(21,775)	$23.24
Outstanding, July 1, 2022	851,926	$23.28	3.4 years	$556
Exercisable, July 1, 2022	663,985	$23.16	3.1 years	$519

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 31, 2021	559,310	9,716	14,572	$37.05
Granted	556,600	47,846	71,770	$27.49
Vested	(138,437)	—	—	$36.03
Forfeited	(58,923)	—	—	$33.20
Unvested, July 1, 2022	918,550	57,562	86,342	$31.31

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

As of July 1, 2022, approximately 2.3 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Numerator:
Net income	$21,537	$22,865	$29,576	$37,503
Denominator:
Basic weighted average ordinary shares outstanding	28,665,930	28,180,821	28,629,280	28,092,535
Dilutive effect of options	148,160	601,871	215,582	550,059
Dilutive effect of RSUs	228,107	298,499	102,871	288,978
Dilutive effect of ESPP	322	11,330	322	11,330
Diluted weighted average ordinary shares outstanding	29,042,519	29,092,521	28,948,055	28,942,902
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	721,000	185,000	915,000	185,000
Earnings per share:
Net income:
Basic	$0.75	$0.81	$1.03	$1.33
Diluted	$0.74	$0.79	$1.02	$1.30

(1)

Represents potentially dilutive options and RSUs excluded from the calculation of diluted weighted average ordinary shares outstanding, because including them would have been antidilutive under the treasury stock method.

Note 11 – Segment Information

Our Chief Operating Decision Maker, the Chief Executive Officer, reviews our results of operations on a consolidated level and executive staff is structured by function rather than by product category. Additionally, key resources, decisions, and assessment of performance are analyzed at a company‑wide level. Therefore, we operate in one operating segment.

Foreign operations are conducted primarily through our wholly owned subsidiaries in Singapore and Malaysia, and to a lesser degree, Scotland, Korea, and Mexico. Our principal markets include North America, Asia, and to a lesser degree, Europe.

Sales by geographic area represents sales to unaffiliated customers based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
United States of America	$158,374	$137,747	$300,844	$276,881
Singapore	114,398	101,214	217,693	187,538
Europe	24,806	22,439	49,198	39,769
Other	31,982	20,908	54,971	42,686
Total net sales	$329,560	$282,308	$622,706	$546,874

Foreign long-lived assets, exclusive of deferred tax assets, were $42.2 million and $38.4 million at July 1, 2022 and December 31, 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include geopolitical, economic and market conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and any disruptions in European economies as a result of the conflict in Ukraine; our dependence on expenditures by manufacturers in the semiconductor capital equipment industry; our reliance on a very small number of original equipment manufacturer customers for a significant portion of our sales; our customers’ significant negotiating leverage; competition in our industry; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our 2021 Annual Report on Form 10‑K and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in Part I – Item 1A. Risk Factors to our 2021 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
	(dollars in thousands, except per share amounts)
Net sales	$329,560	$282,308	$622,706	$546,874
Gross profit	$55,461	$47,353	$99,393	$86,865
Gross margin	16.8%	16.8%	16.0%	15.9%
Non-GAAP gross margin	17.0%	16.8%	16.5%	16.5%
Operating expenses	$30,665	$22,138	$64,132	$43,393
Operating income	$24,796	$25,215	$35,261	$43,472
Net income	$21,537	$22,865	$29,576	$37,503
Non-GAAP net income	$28,326	$26,307	$48,504	$48,032
Diluted EPS	$0.74	$0.79	$1.02	$1.30
Non-GAAP diluted EPS	$0.98	$0.90	$1.68	$1.66

Macroeconomic Conditions and COVID-19 Pandemic Update

Adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations and challenges in the supply chain have created, and are expected to continue to create significant volatility, uncertainty, and turmoil in our industry. Further, the war in Ukraine has given rise to potential global security issues that may adversely affect international business and economic conditions as well as economic sanctions imposed by the international community that have impacted the global economy. We and certain of our customers may be negatively impacted by these events.

In addition, the impact that the COVID‑19 pandemic and associated macroeconomic conditions, including those discussed above, will have on our consolidated results of operations for the remainder of 2022 contains to remain uncertain. While our facilities are currently not subject to any site-wide government shutdowns, and restrictions have eased around social, business, travel, and governmental activities, we have experienced increases in direct costs and inefficiencies within our factories associated with logistics, employee labor, and certain component shortages. These factors have resulted in, and may continue to result in, lower revenues and operating margins. The extent and duration of these impacts cannot be specifically quantified given the dynamic nature and breadth of the pandemic’s impact on our operations and those of our customers and suppliers.

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
	(in thousands)
Net sales	$329,560	$282,308	$622,706	$546,874
Cost of sales	274,099	234,955	523,313	460,009
Gross profit	55,461	47,353	99,393	86,865
Operating expenses:
Research and development	4,907	4,049	9,758	7,564
Selling, general, and administrative	21,103	14,699	44,370	29,048
Amortization of intangible assets	4,655	3,390	10,004	6,781
Total operating expenses	30,665	22,138	64,132	43,393
Operating income	24,796	25,215	35,261	43,472
Interest expense, net	2,063	1,591	3,595	3,510
Other expense (income), net	(548)	22	(464)	207
Income before income taxes	23,281	23,602	32,130	39,755
Income tax expense	1,744	737	2,554	2,252
Net income	$21,537	$22,865	$29,576	$37,503

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021

Net sales	100.0	100.0	100.0	100.0
Cost of sales	83.2	83.2	84.0	84.1
Gross profit	16.8	16.8	16.0	15.9
Operating expenses:
Research and development	1.5	1.4	1.6	1.4
Selling, general, and administrative	6.4	5.2	7.1	5.3
Amortization of intangible assets	1.4	1.2	1.6	1.2
Total operating expenses	9.3	7.8	10.3	7.9
Operating income	7.5	8.9	5.7	7.9
Interest expense, net	0.6	0.6	0.6	0.6
Other expense (income), net	(0.2)	0.0	(0.1)	0.0
Income before income taxes	7.1	8.4	5.2	7.3
Income tax expense	0.5	0.3	0.4	0.4
Net income	6.5	8.1	4.7	6.9

Comparison of the three months ended July 1, 2022 and June 25, 2021

Net Sales

	Three Months Ended		Change		Six Months Ended		Change
	July 1, 2022	June 25, 2021	Amount	%	July 1, 2022	June 25, 2021	Amount	%
	(dollars in thousands)
Net sales	$329,560	$282,308	$47,252	16.7%	$622,706	$546,874	$75,832	13.9%

The increase in net sales from the three and six months ended June 25, 2021 to the three and six months ended July 1, 2022 was primarily due to strong demand from our customers as a result of continued growth in the global wafer fabrication equipment market, supported by capacity expansions and headcount additions we have made over the last year, as well as incremental revenues from our acquisition of IMG Companies, LLC (“IMG”) in November 2021.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
	July 1, 2022	June 25, 2021	Amount	%	July 1, 2022	June 25, 2021	Amount	%
	(dollars in thousands)
Cost of sales	$274,099	$234,955	$39,144	16.7%	$523,313	$460,009	$63,304	13.8%
Gross profit	$55,461	$47,353	$8,108	17.1%	$99,393	$86,865	$12,528	14.4%
Gross margin	16.8%	16.8%		n/c	16.0%	15.9%		+ 10 bps

The increase in the gross amounts of cost of sales and gross profit from the three and six months ended June 25, 2021 to the three and six months ended July 1, 2022 was primarily due to the factors mentioned in the commentary above under the heading, “Net Sales.”

Our gross margin was flat from the second quarter of 2021 to the second quarter of 2022, and up 10 basis points from the six months ended June 25, 2021 to the six months ended July 1, 2022, primarily due to accretive margins from our acquisition of IMG in November 2021, offset by increased materials, logistics, and labor costs, as we invest in our capacity to service present levels of strong customer demand in future quarters, and the impacts of component and material shortages, due to supply chain challenges, thereby reducing factory utilization.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
	July 1, 2022	June 25, 2021	Amount	%	July 1, 2022	June 25, 2021	Amount	%
	(dollars in thousands)
Research and development	$4,907	$4,049	$858	21.2%	$9,758	$7,564	$2,194	29.0%

The increase in research and development expenses from the three and six months ended June 25, 2021 to the three and six months ended July 1, 2022 was primarily due to increased employee-related expense, inclusive of share-based compensation expense, of $0.7 million and $1.7 million, respectively, as we expand our engineering team to design and engineer next generation, high performance solutions for our customers, as well as program costs related to the development of our new products of $0.1 million and $0.3 million, respectively.

Selling, General, and Administrative

	Three Months Ended		Change		Six Months Ended		Change
	July 1, 2022	June 25, 2021	Amount	%	July 1, 2022	June 25, 2021	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$21,103	$14,699	$6,404	43.6%	$44,370	$29,048	$15,322	52.7%

The increase in selling, general, and administrative expense from the second quarter of 2021 to the second quarter of 2022 was primarily due to (1) incremental costs from our acquisition of IMG in November 2021 of $3.1 million, primarily consisting of employee-related expenses; (2) increased employee-related expenses, inclusive of share-based compensation expense, of $2.1 million; (3) increased depreciation and occupancy costs of $0.8 million; and (4) increased consulting and professional fees of $0.5 million.

The increase in selling, general, and administrative expense from the six months ended June 25, 2021 to the six months ended July 1, 2022 was primarily due to (1) incremental costs from our acquisition of IMG in November 2021 of $6.3 million, primarily consisting of employee-related expenses; (2) increased employee-related expenses, inclusive of share-based compensation expense, of $3.8 million; (3) a non-recurring loss accrual recorded in the first quarter of 2022 relating to an expected settlement of an employment-related legal matter of $3.1 million; (4) increased depreciation and occupancy costs of $1.2 million; and (5) increased consulting and professional fees of $1.2 million.

Amortization of Intangible Assets

	Three Months Ended		Change		Six Months Ended		Change
	July 1, 2022	June 25, 2021	Amount	%	July 1, 2022	June 25, 2021	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$4,655	$3,390	$1,265	37.3%	$10,004	$6,781	$3,223	47.5%

The increase in amortization expense from the three and six months ended June 25, 2021 to the three and six months ended July 1, 2022 was primarily due to incremental amortization expense from intangible assets acquired in connection with our acquisition of IMG in November 2021, partially offset by reduced amortization expense from certain intangible assets becoming fully amortized in the fourth quarter of 2021 and the first quarter of 2022.

Interest Expense, Net

	Three Months Ended		Change		Six Months Ended		Change
	July 1, 2022	June 25, 2021	Amount	%	July 1, 2022	June 25, 2021	Amount	%
	(dollars in thousands)
Interest expense, net	$2,063	$1,591	$472	29.7%	$3,595	$3,510	$85	2.4%
Weighted average borrowings outstanding	$306,600	$168,008	$138,592	82.5%	$300,780	$178,992	$121,788	68.0%
Weighted average borrowing rate	2.43%	3.01%		- 58 bps	2.13%	3.16%		- 103 bps

The increase in interest expense, net from the three and six months ended June 25, 2021 to the three and six months ended July 1, 2022 was primarily due to an increase of $138.6 million and $121.8 million in our average amount borrowed during the during the three and six months ended July 1, 2022, respectively, compared to the three and six months ended June 25, 2021. This was partially offset by a decrease of 58 basis points and 103 basis points in our weighted average borrowing rate during the three and six months ended July 1, 2022, respectively, compared to the three and six months ended June 25, 2021, as well as a decrease in debt issuance cost amortization expense.

Our average amount borrowed was primarily the result of drawing $130.0 million on our revolving credit facility in November 2021 to partially fund our acquisition of IMG. The decrease in our weighted average borrowing rate was primarily due to more favorable borrowing terms under our October 2021 amended and restated credit agreement, partially offset by overall higher prevailing BSBY and LIBOR rates in the second quarter of 2022 compared to 2021.

Other Expense (Income), Net

	Three Months Ended		Change		Six Months Ended		Change
	July 1, 2022	June 25, 2021	Amount	%	July 1, 2022	June 25, 2021	Amount	%
	(dollars in thousands)
Other expense (income), net	$(548)	$22	$(570)	n/m	$(464)	$207	$(671)	n/m

The change in other expense (income), net from the three and six months ended June 25, 2021 to the three and six months ended July 1, 2022 was primarily due to currency exchange rate fluctuations during the quarter, reflecting a strengthening U.S. dollar against local currency payables of our foreign operations.

Income Tax Expense

	Three Months Ended		Change		Six Months Ended		Change
	July 1, 2022	June 25, 2021	Amount	%	July 1, 2022	June 25, 2021	Amount	%
	(dollars in thousands)
Income tax expense	$1,744	$737	$1,007	136.6%	$2,554	$2,252	$302	13.4%
Income before income taxes	$23,281	$23,602	$(321)	-1.4%	$32,130	$39,755	$(7,625)	-19.2%
Effective income tax rate	7.5%	3.1%		+ 440 bps	7.9%	5.7%		+ 220 bps

The increase in income tax expense from the three and six months ended June 25, 2021 to the three and six months ended July 1, 2022 was primarily due reduced benefits from share-based compensation activity. This was primarily driven by RSU awards vesting at lower fair values in 2022 compared to their corresponding grant-date fair values. In 2021, RSU awards vested at higher fair values compared to their corresponding grant-date fair values.

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

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
	(dollars in thousands)
U.S. GAAP gross profit	$55,461	$47,353	$99,393	$86,865
Non-GAAP adjustments:
Share-based compensation	451	298	1,002	604
Facility shutdown costs (1)	—	(102)	—	2,297
Fair value adjustment to inventory from acquisitions (2)	—	—	2,492	211
Other non-recurring expense, net (3)	—	—	—	106
Non-GAAP gross profit	$55,912	$47,549	$102,887	$90,083
U.S. GAAP gross margin	16.8%	16.8%	16.0%	15.9%
Non-GAAP gross margin	17.0%	16.8%	16.5%	16.5%

(1)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed in 2021. Included in this amount for the second quarter of 2021 is a gain realized upon the sale of equipment and other fixed assets, partially offset by write-off costs associated with inventories determined during the quarter to be obsolete. Included in this amount for the six months ended June 25, 2021 are write-off costs associated with inventories determined during the period to be obsolete and severance and other shutdown related charges, partially offset by a gain realized upon the sale of equipment and other fixed assets.

(2)

As part of the purchase price allocations of our acquisitions of IMG in November 2021 and a precision machining operation in Mexico in December 2020, we recorded acquired-inventories at fair value, resulting in a fair value step-up of $3.9 million and $0.2 million, respectively. These amounts were subsequently released to cost of sales as acquired-inventories were sold.

(3)	Included in this amount for the six months ended June 25, 2021 is primarily a non-recurring settlement charge.

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
	(dollars in thousands, except per share amounts)
U.S. GAAP net income	$21,537	$22,865	$29,576	$37,503
Non-GAAP adjustments:
Amortization of intangible assets	4,655	3,390	10,004	6,781
Share-based compensation	3,509	2,681	6,406	5,096
Facility shutdown costs (1)	—	172	—	2,682
Settlement loss (2)	—	—	3,100	—
Fair value adjustment to inventory from acquisitions (3)	—	—	2,492	211
Acquisition costs (4)	21	—	296	—
Other non-recurring expense, net (5)	—	110	—	388
Tax adjustments related to non-GAAP adjustments (6)	(1,396)	(2,911)	(3,370)	(4,629)
Non-GAAP net income	$28,326	$26,307	$48,504	$48,032
U.S. GAAP diluted EPS	$0.74	$0.79	$1.02	$1.30
Non-GAAP diluted EPS	$0.98	$0.90	$1.68	$1.66
Shares used to compute diluted EPS	29,042,519	29,092,521	28,948,055	28,942,902

(1)	See footnote 1 to the reconciliation of U.S. GAAP gross profit to non-GAAP gross profit above.
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
(5)

Included in this amount for the six months ended June 25, 2021 are primarily (i) non-capitalized costs incurred in connection with our implementation of a new ERP system and a Sarbanes-Oxley compliance program and (ii) a non-recurring settlement charge.

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

Summary of Cash Flows

We ended the second quarter of 2022 with cash and cash equivalents of $46.1 million, a decrease of $29.4 million from December 31, 2021. The decrease was primarily due to cash used in operating activities of $26.9 million and capital expenditures of $14.4 million, partially offset by net proceeds from our credit facilities of $11.3 million.

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Six Months Ended
	July 1, 2022	June 25, 2021
	(in thousands)
Cash provided by (used in) operating activities	$(26,895)	$38,889
Cash used in investing activities	(14,413)	(119,898)
Cash provided by (used in) financing activities	11,877	(30,176)
Net decrease in cash	$(29,431)	$(111,185)

Our cash used in operating activities of $26.9 million during the six months ended July 1, 2022 consisted of an increase in our net operating assets and liabilities of $80.4 million, partially offset by net income of $29.6 million and net non-cash charges of $23.9 million, primarily consisting of depreciation and amortization of $18.4 million and share-based compensation expense of $6.4 million.

The increase in our net operating assets and liabilities during the six months ended July 1, 2022, net of acquisitions, was primarily due to an increase in inventories of $54.2 million, an increase in accounts receivable of $15.4 million, and a decrease in accounts payable of $12.5 million. The increase in our inventories is primarily driven by elevated purchasing activity pursuant to strong customer demand and certain supply chain component constraints. The decrease in accounts payable and increase in accounts receivable were primarily due to fluctuations in payment timing to suppliers and from customers, as well as higher revenues in the last few weeks of the second quarter of 2022 compared to the last few weeks of the fourth quarter of 2021.

Cash used in investing activities during the six months ended July 1, 2022 consists of capital expenditures.

Cash provided by financing activities during the six months ended July 1, 2022 consists of net proceeds from our credit facilities of $11.3 million, including a net draw on our revolving facility of $15.0 million for U.S. working capital obligations, and net proceeds from share-based compensation activity of $0.6 million.

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

Interest Rate Risk

We had total indebtedness of $306.3 million as of July 1, 2022, exclusive of $2.0 million in debt issuance costs, of which $7.5 million was due within 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of July 1, 2022, the interest rate on our outstanding debt is based on BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $0.8 million change to interest expense during the second quarter of 2022, or $3.1 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the certifying officers), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities and Exchange Act, as amended (“the Exchange Act”)) as of December 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2022, due to material weaknesses in internal control over financial reporting that were disclosed in Part II – Item 9A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1*	Amended and Restated Memorandum and Articles of Association of Ichor Holdings, Ltd., effective as of May 24, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
**	Furnished herewith and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICHOR HOLDINGS, LTD.

Date: August 10, 2022	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)