Form 10-Q
period 2022-09-30
ICHOR HOLDINGS, LTD.
filed 2022-11-09
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 28,802,535 ordinary shares, $0.0001 par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$56,463	$75,495
Accounts receivable, net	183,297	142,990
Inventories	290,658	236,133
Prepaid expenses and other current assets	5,164	8,153
Total current assets	535,582	462,771
Property and equipment, net	95,577	85,204
Operating lease right-of-use assets	35,723	29,790
Other noncurrent assets	13,349	9,166
Deferred tax assets, net	11,138	8,116
Intangible assets, net	75,964	89,927
Goodwill	335,402	335,902
Total assets	$1,102,735	$1,020,876
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$141,914	$159,727
Accrued liabilities	26,363	19,066
Other current liabilities	21,224	14,377
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	8,062	7,633
Total current liabilities	205,063	208,303
Long-term debt, less current portion, net	294,977	285,253
Lease liabilities, less current portion	28,103	22,354
Deferred tax liabilities, net	38	38
Other non-current liabilities	4,709	4,213
Total liabilities	532,890	520,161
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 28,801,274 and 28,551,160 shares outstanding, respectively; 33,238,713 and 32,988,599 shares issued, respectively)	3	3
Additional paid in capital	427,961	417,438
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Accumulated other comprehensive loss	—	—
Retained earnings	233,459	174,852
Total shareholders’ equity	569,845	500,715
Total liabilities and shareholders’ equity	$1,102,735	$1,020,876

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net sales	$355,643	$262,855	$978,349	$809,729
Cost of sales	292,083	219,218	815,396	679,227
Gross profit	63,560	43,637	162,953	130,502
Operating expenses:
Research and development	4,859	3,905	14,617	11,469
Selling, general, and administrative	22,195	15,147	66,565	44,195
Amortization of intangible assets	3,959	3,388	13,963	10,169
Total operating expenses	31,013	22,440	95,145	65,833
Operating income	32,547	21,197	67,808	64,669
Interest expense, net	3,249	1,487	6,844	4,997
Other expense (income), net	(210)	(104)	(674)	103
Income before income taxes	29,508	19,814	61,638	59,569
Income tax expense	477	1,277	3,031	3,529
Net income	$29,031	$18,537	$58,607	$56,040
Net income per share:
Basic	$1.01	$0.65	$2.04	$1.99
Diluted	$1.00	$0.64	$2.02	$1.93
Shares used to compute net income per share:
Basic	28,769,135	28,371,644	28,675,898	28,185,564
Diluted	29,050,396	29,024,862	28,965,834	28,961,308

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net income	$29,031	$18,537	$58,607	$56,040
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	—	16	—	(8)
Comprehensive income	$29,031	$18,553	$58,607	$56,032

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional	Treasury		Accumulated		Total
For the three months ending September 30, 2022	Ordinary Shares		Paid-In	Shares		Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance at July 1, 2022	28,735,728	$3	$424,471	4,437,439	$(91,578)	$—	$204,428	$537,324
Ordinary shares issued from exercise of stock options	29,777	—	652	—	—	—	—	652
Ordinary shares issued from vesting of restricted share units	35,769	—	(881)	—	—	—	—	(881)
Share-based compensation expense	—	—	3,719	—	—	—	—	3,719
Net income	—	—	—	—	—	—	29,031	29,031
Balance at September 30, 2022	28,801,274	$3	$427,961	4,437,439	$(91,578)	$—	$233,459	$569,845

			Additional	Treasury		Accumulated		Total
For the nine months ending September 30, 2022	Ordinary Shares		Paid-In	Shares		Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance at December 31, 2021	28,551,160	$3	$417,438	4,437,439	$(91,578)	$—	$174,852	$500,715
Ordinary shares issued from exercise of stock options	77,545	—	1,690	—	—	—	—	1,690
Ordinary shares issued from vesting of restricted share units	130,504	—	(2,221)	—	—	—	—	(2,221)
Ordinary shares issued from employee share purchase plan	42,065	—	929	—	—	—	—	929
Share-based compensation expense	—	—	10,125	—	—	—	—	10,125
Net income	—	—	—	—	—	—	58,607	58,607
Balance at September 30, 2022	28,801,274	$3	427,961	4,437,439	$(91,578)	$—	$233,459	$569,845

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity (continued)

(in thousands, except share amounts)

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

See accompanying notes.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2022	September 24, 2021
Cash flows from operating activities:
Net income	$58,607	$56,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,743	17,669
Share-based compensation	10,125	8,106
Deferred income taxes	(3,022)	985
Amortization of debt issuance costs	349	725
Gain on sale of asset disposal group	—	(504)
Other	—	319
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(40,307)	(20,703)
Inventories	(54,525)	(59,174)
Prepaid expenses and other assets	4,031	1,720
Accounts payable	(18,508)	21,234
Accrued liabilities	6,823	(1,448)
Other liabilities	2,363	(558)
Net cash provided by (used in) operating activities	(7,321)	24,411
Cash flows from investing activities:
Capital expenditures	(22,458)	(18,704)
Cash paid for acquisitions, net of cash acquired	500	—
Purchase of marketable securities	—	(105,033)
Proceeds from maturities and sales of marketable securities	—	6,000
Proceeds from sale of property and equipment	—	504
Net cash used in investing activities	(21,958)	(117,233)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	3,093	7,137
Employees' taxes paid upon vesting of restricted share units	(2,221)	(2,614)
Borrowings on revolving credit facility	25,000	—
Repayments on revolving credit facility	(10,000)	(30,000)
Repayments on term loan	(5,625)	(6,562)
Net cash provided by (used in) financing activities	10,247	(32,039)
Net decrease in cash	(19,032)	(124,861)
Cash at beginning of period	75,495	252,899
Cash at end of period	$56,463	$128,038
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,457	$4,690
Cash paid during the period for taxes, net of refunds	$2,335	$1,786
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$1,625	$441
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$11,158	$2,239

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

Year End

We use a 52- or 53-week fiscal year ending on the last Friday in December. The three months ended September 30, 2022 and September 24, 2021 were both 13 weeks. References to the third quarter of 2022 and 2021 refer to the three-month periods then ended. References to fiscal year 2022 and 2021 refer to our fiscal years ending December 30, 2022 and December 31, 2021, respectively. Fiscal year 2022 and 2021 are 52 and 53 weeks, respectively.

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

Note 2 – Inventories

Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$198,753	$159,366
Work in process	66,794	62,537
Finished goods	40,742	28,281
Excess and obsolete adjustment	(15,631)	(14,051)
Total inventories	$290,658	$236,133

Note 3 – Property and Equipment and Other Noncurrent Assets

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Machinery	$88,906	$80,953
Leasehold improvements	41,306	36,706
Computer software, hardware, and equipment	9,627	8,031
Office furniture, fixtures, and equipment	1,281	1,168
Vehicles	325	284
Construction-in-process	17,173	8,565
	158,618	135,707
Less accumulated depreciation	(63,041)	(50,503)
Total property and equipment, net	$95,577	$85,204

Depreciation expense was $4.4 million and $2.8 million for the third quarter of 2022 and 2021, respectively. Depreciation expense was $12.8 million and $7.5 million for the nine months ended September 30, 2022 and September 24, 2021, respectively.

Cloud Computing Implementation Costs

We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system.

The following table summarizes capitalized cloud computing implementation costs:

Capitalized cloud computing implementation costs as of December 31, 2021	$8,054
Costs capitalized during the period	4,782
Capitalized costs amortized during the period	(646)
Capitalized cloud computing implementation costs as of September 30, 2022	$12,190

Note 4 – Intangible Assets

Definite‑lived intangible assets consist of the following:

	September 30, 2022
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	117,022	(47,848)	—	69,174	8.4 years
Developed technology	11,047	(4,257)	—	6,790	10.0 years
Total intangible assets	$128,069	$(52,105)	$—	$75,964

	December 31, 2021
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	146,569	(65,953)	—	80,616	8.7 years
Developed technology	11,047	(3,483)	—	7,564	10.0 years
Order backlog	2,600	(853)	—	1,747	6 months
Total intangible assets	$160,216	$(70,289)	$—	$89,927

The following table presents the changes to goodwill. There were no goodwill impairment losses recognized during the nine months ended September 30, 2022.

Goodwill
Balance at December 31, 2021	$335,902
Acquisitions	(500)
Balance at September 30, 2022	$335,402

Note 5 – Leases

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, we use the non-cancelable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

We lease facilities under various non-cancelable operating leases expiring through 2031. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of September 30, 2022, we had one operating lease executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Operating lease cost	$2,120	$1,394	$6,404	$4,166

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30, 2022	September 24, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,801	$3,979

Supplemental balance sheet information related to leases is as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term of operating leases	5.5 years	5.8 years
Weighted-average discount rate of operating leases	2.4%	2.4%

Future minimum lease payments under non-cancelable leases as of September 30, 2022 are as follows:

2022, remaining	$2,214
2023	7,748
2024	7,053
2025	6,397
2026	5,866
Thereafter	9,174
Total future minimum lease payments	38,452
Less imputed interest	(2,287)
Total lease liabilities	$36,165

Note 6 – Income Taxes

Income tax information for the periods reported are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Income tax expense	$477	$1,277	$3,031	$3,529
Income before income taxes	$29,508	$19,814	$61,638	$59,569
Effective income tax rate	1.6%	6.4%	4.9%	5.9%

Our effective tax rates for the three and nine months ended September 30, 2022 and September 24, 2021 differ from the statutory rate primarily due to taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore, and the impact of share-based compensation activity during the quarter.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.1 million at September 30, 2022. The related interest and penalties were insignificant. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of September 30, 2022, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.7 million and $0.5 million for the third quarter of 2022 and 2021, respectively. Matching contributions were $2.3 million and $1.6 million for the nine months ended September 30, 2022 and September 24, 2021, respectively.

Note 8 – Long-Term Debt

Long‑term debt consists of the following:

	September 30, 2022	December 31, 2021
Term loan	$144,375	$150,000
Revolving credit facility	160,000	145,000
Total principal amount of long-term debt	304,375	295,000
Less unamortized debt issuance costs	(1,898)	(2,247)
Total long-term debt, net	302,477	292,753
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$294,977	$285,253

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

Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The applicable margin on Base Rate and BSBY Rate loans is 0.375‑1.375% and 1.375‑2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12‑month EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175%-0.350% on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY Rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than 3 months. At September 30, 2022, our credit facilities bore interest under the BSBY rate option of 4.94%.

Note 9 – Share‑Based Compensation

The 2016 Omnibus Incentive Plan (the “2016 Plan”) provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of stock options (“options”), tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“RSUs”), performance awards, and other share‑based awards. Forfeited or expired awards are returned to the incentive plan pool for future grants. Awards generally vest over four years, 25% on the first anniversary of the date of grant and quarterly thereafter over the remaining 3 years. Upon vesting of RSUs, shares are withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares were never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $3.7 million and $3.0 million for the third quarter of 2022 and 2021, and was $10.1 million and $8.1 million for the nine months ended September 30, 2022 and September 24, 2021, respectively.

Stock Options

The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 31, 2021	921,469	$23.20
Granted	—	$—
Exercised	(77,545)	$21.79
Forfeited or expired	(24,470)	$23.68
Outstanding, September 30, 2022	819,454	$23.32	3.1 years	$1,387
Exercisable, September 30, 2022	669,651	$23.23	2.9 years	$1,130

Restricted Share Units

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 31, 2021	559,310	9,716	14,572	$37.05
Granted	602,864	47,846	71,770	$27.12
Vested	(193,160)	—	—	$34.18
Forfeited	(134,908)	—	—	$30.87
Unvested, September 30, 2022	834,106	57,562	86,342	$31.14

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

As of September 30, 2022, approximately 2.3 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Numerator:
Net income	$29,031	$18,537	$58,607	$56,040
Denominator:
Basic weighted average ordinary shares outstanding	28,769,135	28,371,644	28,675,898	28,185,564
Dilutive effect of options	139,045	430,713	191,909	510,074
Dilutive effect of RSUs	136,733	221,379	96,199	265,295
Dilutive effect of ESPP	5,483	1,126	1,828	375
Diluted weighted average ordinary shares outstanding	29,050,396	29,024,862	28,965,834	28,961,308
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	462,000	173,000	880,000	188,000
Earnings per share:
Net income:
Basic	$1.01	$0.65	$2.04	$1.99
Diluted	$1.00	$0.64	$2.02	$1.93

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

Sales by geographic area represents sales to unaffiliated customers based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
United States of America	$156,909	$127,672	$457,753	$404,553
Singapore	132,562	94,831	350,255	282,369
Europe	26,886	16,430	76,084	56,199
Other	39,286	23,922	94,257	66,608
Total net sales	$355,643	$262,855	$978,349	$809,729

Foreign long-lived assets, exclusive of deferred tax assets, were $44.0 million and $38.4 million at September 30, 2022 and December 31, 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include geopolitical, economic and market conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain, export restrictions, and any disruptions in European economies as a result of the conflict in Ukraine; our dependence on expenditures by manufacturers in the semiconductor capital equipment industry; our reliance on a very small number of original equipment manufacturer customers for a significant portion of our sales; our customers’ significant negotiating leverage; competition in our industry; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our 2021 Annual Report on Form 10‑K and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in Part I – Item 1A. Risk Factors to our 2021 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
	(dollars in thousands, except per share amounts)
Net sales	$355,643	$262,855	$978,349	$809,729
Gross profit	$63,560	$43,637	$162,953	$130,502
Gross margin	17.9%	16.6%	16.7%	16.1%
Non-GAAP gross margin	18.0%	16.7%	17.1%	16.6%
Operating expenses	$31,013	$22,440	$95,145	$65,833
Operating income	$32,547	$21,197	$67,808	$64,669
Net income	$29,031	$18,537	$58,607	$56,040
Non-GAAP net income	$35,354	$23,421	$83,858	$71,453
Diluted EPS	$1.00	$0.64	$2.02	$1.93
Non-GAAP diluted EPS	$1.22	$0.81	$2.90	$2.47

Macroeconomic Conditions and Business Update

We have participated in the continuation of unprecedented demand for semiconductor capital equipment in 2022, driven by increased secular demand for semiconductors, as well as the ever-increasing levels of complexity in the manufacturing thereof. Macroeconomic factors have, however, created, and may continue to create, volatility and uncertainty in our industry, including persistent levels of high inflation, higher interest rates, foreign currency rate fluctuations, and supply chain challenges. Additionally, increased controls around exporting goods and services to China may impact the overall size of the semiconductor capital equipment industry going forward, and the conflict in Ukraine has given rise to potential global security issues that may adversely affect international business and economic conditions as well as economic sanctions imposed by the international community that have impacted the global economy. Regarding the COVID‑19 pandemic, although our factories and operations are currently not directly affected by any restrictions, measures, or shutdowns, increases in positive case rates may change the extent to which our business becomes adversely impacted by such restrictions, measures, or shutdowns on a go-forward basis. While these challenging macroeconomic conditions may impact business and customers in the near-term, we believe secular demand for semiconductors, both in quantity and performance, and constant technological innovation will drive long-term, sustainable growth in the semiconductor capital equipment industry.

Results of Operations

The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
	(in thousands)
Net sales	$355,643	$262,855	$978,349	$809,729
Cost of sales	292,083	219,218	815,396	679,227
Gross profit	63,560	43,637	162,953	130,502
Operating expenses:
Research and development	4,859	3,905	14,617	11,469
Selling, general, and administrative	22,195	15,147	66,565	44,195
Amortization of intangible assets	3,959	3,388	13,963	10,169
Total operating expenses	31,013	22,440	95,145	65,833
Operating income	32,547	21,197	67,808	64,669
Interest expense, net	3,249	1,487	6,844	4,997
Other expense (income), net	(210)	(104)	(674)	103
Income before income taxes	29,508	19,814	61,638	59,569
Income tax expense	477	1,277	3,031	3,529
Net income	$29,031	$18,537	$58,607	$56,040

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021

Net sales	100.0	100.0	100.0	100.0
Cost of sales	82.1	83.4	83.3	83.9
Gross profit	17.9	16.6	16.7	16.1
Operating expenses:
Research and development	1.4	1.5	1.5	1.4
Selling, general, and administrative	6.2	5.8	6.8	5.5
Amortization of intangible assets	1.1	1.3	1.4	1.3
Total operating expenses	8.7	8.5	9.7	8.1
Operating income	9.2	8.1	6.9	8.0
Interest expense, net	0.9	0.6	0.7	0.6
Other expense (income), net	(0.1)	0.0	(0.1)	0.0
Income before income taxes	8.3	7.5	6.3	7.4
Income tax expense	0.1	0.5	0.3	0.4
Net income	8.2	7.1	6.0	6.9

Comparison of the three and nine months ended September 30, 2022 and September 24, 2021

Net Sales

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 24, 2021	Amount	%	September 30, 2022	September 24, 2021	Amount	%
	(dollars in thousands)
Net sales	$355,643	$262,855	$92,788	35.3%	$978,349	$809,729	$168,620	20.8%

The increase in net sales from the three and nine months ended September 24, 2021 to the three and nine months ended September 30, 2022 was primarily due to strong demand from our customers as a result of continued growth in the global wafer fabrication equipment market, supported by capacity expansions and headcount additions we have made over the last year, as well as incremental revenues from our acquisition of IMG Companies, LLC (“IMG”) in November 2021.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 24, 2021	Amount	%	September 30, 2022	September 24, 2021	Amount	%
	(dollars in thousands)
Cost of sales	$292,083	$219,218	$72,865	33.2%	$815,396	$679,227	$136,169	20.0%
Gross profit	$63,560	$43,637	$19,923	45.7%	$162,953	$130,502	$32,451	24.9%
Gross margin	17.9%	16.6%		+ 130 bps	16.7%	16.1%		+ 60 bps

The increase in the gross amounts of cost of sales and gross profit from the three and nine months ended September 24, 2021 to the three and nine months ended September 30, 2022 was primarily due to the factors mentioned in the commentary above under the heading, “Net Sales.”

The increase in gross margin from the three and nine months ended September 24, 2021 to the three and nine months ended September 30, 2022 was primarily due to increased factory utilization and operating leverage, as well as accretive margins from our acquisition of IMG in November 2021, partially offset by increased materials, logistics, and labor costs. These cost increases are primarily due to investments in our capacity to service strong, present levels of customer demand, inflationary macroeconomic conditions that put pressure on the cost of labor, materials and factory costs, and the impacts of certain supply chain challenges on logistics costs and factory efficiency.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 24, 2021	Amount	%	September 30, 2022	September 24, 2021	Amount	%
	(dollars in thousands)
Research and development	$4,859	$3,905	$954	24.4%	$14,617	$11,469	$3,148	27.4%

The increase in research and development expenses from the three and nine months ended September 24, 2021 to the three and nine months ended September 30, 2022 was primarily due to increased employee-related expense, inclusive of share-based compensation expense, of $0.7 million and $2.3 million, respectively, as we expand our engineering team to design and engineer next generation, high performance solutions for our customers, as well as program costs related to the development of our new products of $0.2 million and $0.4 million, respectively.

Selling, General, and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 24, 2021	Amount	%	September 30, 2022	September 24, 2021	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$22,195	$15,147	$7,048	46.5%	$66,565	$44,195	$22,370	50.6%

The increase in selling, general, and administrative expense from the third quarter of 2021 to the third quarter of 2022 was primarily due to (1) incremental costs from our acquisition of IMG in November 2021 of $3.4 million, primarily consisting of employee-related expenses; (2) a non-recurring loss accrual recorded in the third quarter of 2022 relating to an expected settlement of an employment-related legal matter of $1.0 million; (3) increased employee-related expenses, inclusive of share-based compensation expense, of $0.9 million; (4) increased consulting and professional fees of $0.4 million; (5) increased depreciation and software service costs of $0.4 million; and (6) increased travel-related costs of $0.2 million.

The increase in selling, general, and administrative expense from the nine months ended September 24, 2021 to the nine months ended September 30, 2022 was primarily due to (1) incremental costs from our acquisition of IMG in November 2021 of $9.4 million, primarily consisting of employee-related expenses; (2) increased employee-related expenses, inclusive of share-based compensation expense, of $4.8 million; (3) non-recurring loss accruals recorded in the first and third quarters of 2022 relating to expected settlements of employment-related legal matters of $4.1 million; (4) increased consulting and professional fees of $1.7 million; (5) increased depreciation and software service costs of $1.6 million; and (6) increased travel-related costs of $0.4 million.

Amortization of Intangible Assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 24, 2021	Amount	%	September 30, 2022	September 24, 2021	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$3,959	$3,388	$571	16.9%	$13,963	$10,169	$3,794	37.3%

The increase in amortization expense from the three and nine months ended September 24, 2021 to the three and nine months ended September 30, 2022 was primarily due to incremental amortization expense from intangible assets acquired in connection with our acquisition of IMG in November 2021, partially offset by reduced amortization expense from certain intangible assets becoming fully amortized in the fourth quarter of 2021 and the first quarter of 2022.

Interest Expense, Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 24, 2021	Amount	%	September 30, 2022	September 24, 2021	Amount	%
	(dollars in thousands)
Interest expense, net	$3,249	$1,487	$1,762	118.5%	$6,844	$4,997	$1,847	37.0%
Weighted average borrowings outstanding	$306,229	$165,821	$140,408	84.7%	$302,596	$174,601	$127,995	73.3%
Weighted average borrowing rate	3.97%	2.90%		+ 107 bps	2.74%	3.08%		- 34 bps

The increase in interest expense, net from the third quarter of 2021 to the third quarter of 2022 was due to a $140.4 million increase in our average amount borrowed and a 107 basis point increase in our weighted average borrowing rate.

The increase in interest expense, net from the nine months ended September 24, 2021 to the nine months ended September 30, 2022 was due to a $128.0 million increase in our average amount borrowed, partially offset by a 34 basis point decrease in our weighted average borrowing rate.

Our average amount borrowed was primarily the result of drawing $130.0 million on our revolving credit facility in November 2021 to partially fund our acquisition of IMG. The changes in our weighted average borrowing rate were primarily due to more favorable borrowing terms under our October 2021 amended and restated credit agreement and higher overall prevailing BSBY and LIBOR rates in the second and third quarters of 2022 compared to 2021.

Other Expense (Income), Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 24, 2021	Amount	%	September 30, 2022	September 24, 2021	Amount	%
	(dollars in thousands)
Other expense (income), net	$(210)	$(104)	$(106)	n/m	$(674)	$103	$(777)	n/m

The change in other expense (income), net from the three and nine months ended September 24, 2021 to the three and nine months ended September 30, 2022 was primarily due to currency exchange rate fluctuations during the quarter, reflecting a strengthening U.S. dollar against local currency payables of our foreign operations.

Income Tax Expense

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 24, 2021	Amount	%	September 30, 2022	September 24, 2021	Amount	%
	(dollars in thousands)
Income tax expense	$477	$1,277	$(800)	-62.6%	$3,031	$3,529	$(498)	-14.1%
Income before income taxes	$29,508	$19,814	$9,694	48.9%	$61,638	$59,569	$2,069	3.5%
Effective income tax rate	1.6%	6.4%		- 480 bps	4.9%	5.9%		- 100 bps

The decrease in income tax expense from the three and nine months ended September 24, 2021 to the three and nine months ended September 30, 2022 was primarily due to decreased taxable income in the U.S., partially offset by reduced benefits from share-based compensation activity. The reduction in benefits from share-based compensation activity was primarily due to RSU awards vesting in 2022 at lower fair values relative to their grant-date fair values. In 2021, RSU awards vested at higher fair values relative to their grant-date fair values.

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

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
	(dollars in thousands)
U.S. GAAP gross profit	$63,560	$43,637	$162,953	$130,502
Non-GAAP adjustments:
Share-based compensation	553	343	1,555	947
Facility shutdown costs (1)	—	—	—	2,297
Fair value adjustment to inventory from acquisitions (2)	—	—	2,492	211
Other non-recurring expense, net (3)	—	—	—	106
Non-GAAP gross profit	$64,113	$43,980	$167,000	$134,063
U.S. GAAP gross margin	17.9%	16.6%	16.7%	16.1%
Non-GAAP gross margin	18.0%	16.7%	17.1%	16.6%

(1)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed in 2021. Included in this amount for the nine months ended September 24, 2021 are write-off costs associated with inventories determined during the period to be obsolete and severance and other shutdown related charges, partially offset by a gain realized upon the sale of equipment and other fixed assets.

(2)

As part of the purchase price allocations of our acquisitions of IMG Companies, LLC (“IMG”) in November 2021 and a precision machining operation in Mexico in December 2020, we recorded acquired-inventories at fair value, resulting in a fair value step-up. These amounts represent the release of the step-up to cost of sales as acquired-inventories were sold.

(3)	Included in this amount for the nine months ended September 24, 2021 is primarily a non-recurring settlement charge.

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
	(dollars in thousands, except per share amounts)
U.S. GAAP net income	$29,031	$18,537	$58,607	$56,040
Non-GAAP adjustments:
Amortization of intangible assets	3,959	3,388	13,963	10,169
Share-based compensation	3,719	3,010	10,125	8,106
Facility shutdown costs (1)	—	—	—	2,682
Settlement loss (2)	1,046	—	4,146	—
Fair value adjustment to inventory from acquisitions (3)	—	—	2,492	211
Acquisition costs (4)	—	—	296	—
Other non-recurring expense, net (5)	—	110	—	498
Tax adjustments related to non-GAAP adjustments (6)	(2,401)	(1,624)	(5,771)	(6,253)
Non-GAAP net income	$35,354	$23,421	$83,858	$71,453
U.S. GAAP diluted EPS	$1.00	$0.64	$2.02	$1.93
Non-GAAP diluted EPS	$1.22	$0.81	$2.90	$2.47
Shares used to compute diluted EPS	29,050,396	29,024,862	28,965,834	28,961,308

(1)	See footnote 1 to the reconciliation of U.S. GAAP gross profit to non-GAAP gross profit above.
(2)

During the first and third quarters of 2022, we recorded non-recurring loss accruals of $3.1 million and $1.0 million, respectively, relating to expected settlements of employment-related legal matters. We expect the settlements to be finalized and paid within the next 12 months.

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

Summary of Cash Flows

We ended the third quarter of 2022 with cash and cash equivalents of $56.5 million, a decrease of $19.0 million from December 31, 2021. The decrease was primarily due to capital expenditures of $22.5 million and cash used in operating activities of $7.3 million, partially offset by net proceeds from our credit facilities of $9.4 million.

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Nine Months Ended
	September 30, 2022	September 24, 2021
	(in thousands)
Cash provided by (used in) operating activities	$(7,321)	$24,411
Cash used in investing activities	(21,958)	(117,233)
Cash provided by (used in) financing activities	10,247	(32,039)
Net decrease in cash	$(19,032)	$(124,861)

Our cash used in operating activities during the nine months ended September 30, 2022 consisted of an increase in our net operating assets and liabilities of $100.1 million, partially offset by net income of $58.6 million and net non-cash charges of $34.2 million, which consists primarily of depreciation and amortization of $26.7 million and share-based compensation expense of $10.1 million.

The increase in our net operating assets and liabilities of $100.1 million during the nine months ended September 30, 2022 was primarily due to an increase in inventories of $54.5 million, an increase in accounts receivable of $40.3 million, and a decrease in accounts payable of $18.5 million. The increase in our inventories is primarily driven by elevated purchasing activity pursuant to strong customer demand and certain supply chain component constraints. The decrease in accounts payable and increase in accounts receivable were primarily due to fluctuations in payment timing to suppliers and from customers, as well as higher revenues in the last two weeks of the third quarter of 2022 compared to the last two weeks of the fourth quarter of 2021.

Cash used in investing activities during the nine months ended September 30, 2022 consists primarily of capital expenditures.

Cash provided by financing activities during the nine months ended September 30, 2022 consists of net proceeds from our credit facilities of $9.4 million, including a net draw on our revolving facility of $15.0 million for U.S. working capital obligations, and net proceeds from share-based compensation activity of $0.9 million.

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

Interest Rate Risk

We had total indebtedness of $304.4 million as of September 30, 2022, exclusive of $1.9 million in debt issuance costs, of which $7.5 million was due within 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of September 30, 2022, the interest rate on our outstanding debt is based on BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $0.8 million change to interest expense during the third quarter of 2022, or $3.0 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the certifying officers), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities and Exchange Act, as amended (“the Exchange Act”)) as of December 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to material weaknesses in internal control over financial reporting that were disclosed in Part II – Item 9A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021.

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

Remediation

As previously described in Part II – Item 9A, Controls and Procedures of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2022.

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

ICHOR HOLDINGS, LTD.

Date: November 9, 2022	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)