Form 10-K
period 2022-12-30
ICHOR HOLDINGS, LTD.
filed 2023-02-24
CIK 1652535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒

There were 29,005,118 ordinary shares, $0.0001 par value, outstanding as of February 17, 2023. The aggregate market value of voting ordinary shares held by non-affiliates was $632,917,000 as of July 1, 2022, the last business day of our most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10‑K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2023 General Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

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

We use a 52- or 53-week fiscal year ending on the last Friday in December. The following table details our fiscal periods included elsewhere in this report. All references to 2022, 2021, and 2020, including the quarters thereto, relate to our fiscal periods as so detailed.

Fiscal Period	Period Ending	Weeks in Period
Fiscal Year 2022:	December 30, 2022	52
First Quarter	April 1, 2022	13
Second Quarter	July 1, 2022	13
Third Quarter	September 30, 2022	13
Fourth Quarter	December 30, 2022	13

Fiscal Year 2021:	December 31, 2021	53
First Quarter	March 26, 2021	13
Second Quarter	June 25, 2021	13
Third Quarter	September 24, 2021	13
Fourth Quarter	December 31, 2021	14

Fiscal Year 2020:	December 25, 2020	52
First Quarter	March 27, 2020	13
Second Quarter	June 26, 2020	13
Third Quarter	September 25, 2020	13
Fourth Quarter	December 25, 2020	13

Company Overview

We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our primary product offerings include gas and chemical delivery systems and subsystems, collectively known as fluid delivery systems and subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery systems and subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, electron beam (“e‑beam”) and laser-welded components, precision vacuum and hydrogen brazing and surface treatment technologies, and other proprietary products. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

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

The broad technical expertise of our engineering team, coupled with our early customer engagement approach, enables us to offer innovative and reliable solutions to complex fluid delivery challenges. With over two decades of experience developing complex fluid delivery subsystems and meeting the constantly changing production requirements of leading semiconductor OEMs, we have developed expertise in fluid delivery that we offer to our OEM customers. In addition, our capital efficient model provides us the flexibility to fulfill increased demand and meet changing customer requirements with relatively low levels of capital expenditures. With an aim to provide superior customer service, we have a global footprint with many facilities strategically located in close proximity to our customers. We have long standing relationships with top tier OEM customers, including Lam Research, Applied Materials, and ASML, which were our three largest customers by sales in 2022.

We generated revenue of $1,280.1 million, $1,096.9 million, and $914.2 million in 2022, 2021, and 2020, respectively. We generated net income of $72.8 million, $70.9 million, and $33.3 million, calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) in 2022, 2021, and 2020, respectively, and $104.9 million, $97.7 million, and $59.0 million on a non-GAAP basis, respectively. See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Results for a discussion of non-GAAP net income, an accompanying presentation of the most directly comparable financial measure, GAAP net income, and a reconciliation of the differences between non-GAAP net income and GAAP net income.

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

Long History and Strong Relationships with Top Tier Customers

We have established deep relationships with top tier OEMs, including Lam Research, Applied Materials, and ASML. Our customers are global leaders by sales in the semiconductor capital equipment industry. Our existing relationships with our customers have enabled us to effectively compete for new fluid delivery subsystems for our customers’ next generation products in development. We leverage our deep-rooted existing customer relationships with these market leaders to penetrate new business opportunities created through industry consolidation. Our close collaboration with them has contributed to our established market position and several key supplier awards.

Operational Excellence with Scale to Support the Largest Customers

With over 20 years of experience in designing and building fluid delivery systems, we have developed deep capabilities in operations. We have strategically located our manufacturing facilities near our customers’ locations in order to provide fast and efficient responses to new product introductions and accommodate configuration or design changes late in the manufacturing process. We will continue to add capacity as needed to support future growth. In addition to providing high quality and reliable fluid delivery subsystems, one of our principal strategies is delivering the lead-times that provide our customers the required flexibility needed in their production processes. We have accomplished this by investing in manufacturing systems and processes and an efficient supply chain. Our focus on operational efficiency and flexibility allows us to reduce manufacturing cycle times in order to respond quickly to customer requests and lead-times that are often less than four weeks.

Capital Efficient and Scalable Business Model

Our business requires modest levels of capital investments to support production capacity and new product development and can fluctuate over time depending on the business outlook and new product strategy and timing of introduction. In 2022, 2021, and 2020, our total capital expenditures were $29.4 million, $20.8 million, and $10.3 million, respectively, representing 2.3%, 1.9%, and 1.1%, of sales, respectively. In 2022, we significantly increased our precision machining manufacturing capacity, representing approximately 80% of 2022 capital expenditures. The semiconductor capital equipment market has historically been cyclical. We have structured our business to minimize fixed manufacturing overhead and operating expenses to enable us to grow net income at a higher rate than sales during periods of growth. Conversely, our low fixed cost approach allows us to minimize the impact of cyclical downturns on our net income but results in a lower level of gross margin leverage or improvement as a percentage of sales in times of increased demand.

Our Growth Strategy

Our objective is to enhance our position as a leader in providing fluid delivery solutions, including subsystems, components, and legacy tool refurbishment, to our customers by leveraging our core strengths. The key elements of our growth strategy are:

Grow Our Market Share within Existing Customer Base

We intend to grow our position within our existing customers by continuing to leverage our specialized engineering talent, early collaboration approach with OEMs to foster long-term relationships, and expanded product offerings. Each of our customers produces many different process tools for various process steps. At each customer, we are an outsourced supplier of fluid delivery subsystems and components for a subset of their entire process tool offerings. We are constantly looking to expand our market share at our existing customers. We believe that our early collaborative approach with customers positions us to deliver innovative and dynamic solutions, offer timely deployment and meet competitive cost targets, further increasing our market share. Through our acquisition of IMG Companies, LLC, a precision machining and specialty component manufacturing company (together with its subsidiaries, “IMG”), in November 2021, our acquisition of a precision machining operation in December 2020, an intellectual property purchase of developed flow controller technology in 2019, and our acquisitions of a weldment company and a precision machining company in 2017, we significantly expanded our product offerings within our served customer base, including entering the market for chemical delivery subsystems for wet process tools where we had only limited engagement in the past. Using this and our existing engineering capability, we developed a liquid delivery module for use on a wet process equipment system that met the specifications of, and was qualified by, one of our largest customers and a market leader in this space.

Grow Our Total Available Market and Share of the Market with Expanded Product Offerings

We continue to work with our existing core customers on additional opportunities, including machined components, chemical delivery, and proprietary products as a few of our important potential growth areas. We believe that the industries we serve have a growing need for the unique expertise we offer in precision machining, fluid mechanics, controls, and the component needed for next generation processes. For example, as semiconductor devices become more complex, atomic layer deposition (“ALD”), etch, and chemical vaper deposition (“CVD”) require more precise gas control, with faster response times, tighter repeatability, and cleaner, more corrosion-resistant systems. By leveraging our existing customer relationships and strong history of solving these challenges, we believe this will grow market share. Through our acquisition of a precision machining operation in December 2020, our intellectual property purchase of developed flow controller technology in 2019, our acquisition of a Korean gas panel supplier in 2018, and our acquisitions of a weldment company and a precision machining company in 2017, we significantly expanded our served customer base with expanded product offerings. The acquisitions allow us to manufacture and assemble the complex plastic and metal products and precision machined components for the semiconductor equipment, including our existing customer base, as well as medical device, and general-industrial industries, while providing us exposure to and growth opportunities in the Korean and Japanese semiconductor capital equipment market.

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

Expand Our Total Customer Base within Fluid Delivery Market

We have expanded our customer base and are currently a supplier of gas delivery systems for a leading lithography system manufacturer, a leading ALD system manufacturer, and Korean process tool OEMs. Our acquisition of IMG further expands our total customer base with new customers in medical, aerospace, and defense sectors. We continue to actively engage with new customers that are considering outsourcing their gas and chemical delivery needs as well as expanding our components business.

Continue to Improve Our Manufacturing Process Efficiency

We continually strive to improve our processes to reduce our manufacturing process cycle time, improve our ability to respond to short lead-time and last-minute configuration changes, reduce our manufacturing costs, and improve our inventory efficiency requirements in order to improve profitability and make our product offerings more attractive to new and existing customers.

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

History

We were originally incorporated as Celerity, Inc. (“Celerity”) in 1999. Our business of designing and manufacturing critical systems for semiconductor capital equipment manufacturers operated as a standalone business until 2009 when Celerity sold the business to a private equity fund. Francisco Partners acquired the business in December 2011 and formed Ichor Holdings, Ltd., an exempt company incorporated in the Cayman Islands, in March 2012 to serve as the parent company as part of a restructuring to accommodate the expansion of our business in Singapore and Malaysia. We completed the initial public offering of our ordinary shares in December 2016. We have grown through opportunistic acquisitions, which include:

•	In April 2012, we acquired Semi Scenic UK Limited to provide refurbishment services for legacy tools.
•	In April 2016, we purchased Ajax-United Patterns & Molds, Inc. for $17.6 million to add chemical delivery subsystem capabilities with existing customers.
•	In July 2017 we acquired Cal‑Weld, Inc. for $56.2 million to add to our gas delivery subsystem and weldment capabilities.
•	In December 2017 we acquired Talon Innovations Corporation for $137.8 million to add to our gas delivery subsystem, precision machining, and component manufacturing capabilities.
•	In April 2018, we acquired IAN Engineering Co., Ltd. for $6.5 million to provide us exposure to and growth opportunities in the Korean semiconductor capital equipment market.
•	In December 2020, we acquired certain operating assets and assumed the operations of a business in Nogales, Mexico for $5.0 million to increase our precision machined component manufacturing capacity.
•	In November 2021, we acquired IMG for approximately $270.0 million to increase our precision machining capacity and capabilities with existing customers, as well as increase our served customer base.

We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth.

Customers, Sales, and Marketing

We primarily market and sell our products directly to equipment OEMs in the semiconductor equipment market. In Japan, we utilize a value-added reseller to market and sell our chemical delivery system. We are dependent upon a small number of customers, as the semiconductor equipment manufacturer market is highly concentrated with five companies accounting for over 70% of all process tool revenues. For 2022, our two largest customers were Lam Research and Applied Materials, which accounted for a combined 79% of sales, respectively. We do not have long-term contracts that require customers to place orders with us in fixed or minimum volumes, and we generally operate on a purchase order basis with customers.

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

Operations, Manufacturing, and Supply Chain Management

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

Supply Chain Management

We use a wide range of components and materials in the production of our gas and chemical delivery systems, including filters, mass flow controllers, regulators, pressure transducers, substrates, and valves. We obtain components and materials from a large number or sources, including single source and sole source suppliers.

We use supplier-consigned material and just-in-time stocking programs for a portion of our inventories to better manage our component inventories and better respond to changing customer requirements. These approaches enable us to reduce our inventory levels and maintain flexibility in responding to changes in product demand. A key part of our strategy is to identify multiple suppliers with a strong global reach that are located within close proximity to our manufacturing locations.

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

We have built a team of fluid delivery experts. As of December 30, 2022, our engineering team consisted of approximately 90 engineers and designers with mechanical, electrical, chemical, systems, and software expertise. Our engineers are closely connected with our customers and typically work at our customers’ sites and operate as an extension of our customers’ design team. We engineer within our customers’ processes, design vaults, drawing standards, and part numbering systems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection, and functionality. The majority of our sales are generated from projects during which our engineers cooperated with our customer early in the design cycle. Through this early collaborative process, we become an integral part of our customers’ design and development processes, and we are able to quickly anticipate and respond to our customers’ changing requirements.

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

The fluid delivery subsystem market is concentrated, and we face competition, for example, from Ultra Clean Technology, with additional competition from other regional suppliers. The chemical delivery subsystem, weldments, and precision machining industries are fragmented, and we face competition from numerous smaller suppliers. In addition, the market for tool refurbishment is fragmented, and we compete with many regional competitors. The primary competitive factors we emphasize include:

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

Intellectual Property

Our success depends, in part, upon our ability to develop, maintain, and protect our technology and products and to conduct our business without infringing the proprietary rights of others. We continue to invest in securing intellectual property protection for our technology and products and protect our technology by, among other things, filing patent applications. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, copyrights and trademarks, to protect our proprietary rights. We have historically focused our patent protection efforts in the United States. As of December 30, 2022, we had 59 granted patents and 67 pending patent applications, of which 26 and 24 were U.S. patents, respectively. While we consider our patents to be valuable assets, we do not believe the success of our business or our overall operations are dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our business.

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

Human Capital Resources

As a globally successful company, we believe that we must be a good corporate citizen and socially responsible, while providing a safe and rewarding environment for our employees, who are our greatest strength. All employees of Ichor are committed to a set of core values that define company culture, represent what we believe, and guide our actions. We recognize and value each person’s diverse background and unique skill set and seek to foster an environment that encourages personal growth and professional development. We continue to extend our commitment to diversity, inclusion, and equity through specific policies, practices, employee and manager training, and dedicated executive leadership. Below are details demonstrating our commitment in this area.

Demographics

As of December 30, 2022, we had approximately 2,280 full‑time employees and 700 contract or temporary workers, which allow flexibility as business conditions and geographic demand change. Of our total workforce, approximately 90 are engineers, 110 are engaged in sales and marketing, 2,635 are engaged in manufacturing, and 145 perform executive and administrative functions. Our employees are not unionized, and we have no participation in works councils. We have not experienced any material work stoppages at any of our facilities in 2022. We believe our relationship with our employees to be good.

Total Rewards

As part of our total rewards philosophy, we believe in offering market-competitive compensation and benefits programs for our employees to attract and retain a talented and productive workforce. Our programs are designed to be externally competitive, internally fair and equitable, and our pay-for-performance philosophy aims to reward each individual for their contributions while striving for equal pay for work regardless of gender, race, or ethnicity. We offer a combination of fixed and variable pay, which can vary by business and function. For our leadership and key talent, we provide equity based long-term compensation to create retention and incentive towards our strategic goals and objectives. We provide benefits that are locally competitive, including retirement and savings plans with company contributions, health and welfare plans aimed to provide protection for employees, and in some instances, protection for employees’ families, and we provide a discounted employee stock purchase plan. We invest in wellness programs to promote physical, emotional, and financial well-being. In 2022, we continued our employee cash spot bonus and continuous improvement programs, which recognize employee contributions to our business.

Learning and Development

We support our employees in their career development by providing a multi-dimensional approach to learning and development, including internal and external opportunities for professional development. This includes tuition reimbursement, online training, on the job training, diversity and inclusion training, and managerial coaching. We actively invest in leadership development, cultivating involvement, engagement, and empowerment of our future leaders in an active investment in succession planning and development. We also believe that maintaining an effective employee review and appraisal process, with regular managerial feedback and coaching, is critical to cultivating a learning organization. We adopted two employee resource groups in 2022, Ichor Women and Ichor Pride, creating increased employee engagement to grow and foster diverse talent.

Health and Safety

We are committed to monitoring and maintaining a healthy and safe environment for our employees. We facilitate “skip level” sessions, periodically survey employees, and use other communication forums to allow employees to express their opinions, concerns, and suggestions to management. We maintain a professional human resources department and provide a whistleblower hotline available to all employees for communicating concerns, including those involving health and safety. We take necessary steps to ensure the health and safety of our employees and extended communities by following, and often exceeding, regulatory guidelines from around the world. We promote having our workforce physically co-located at our facilities to support collaboration, which is a company core value. When necessary, we support remote and hybrid working options for certain office staff. For all of our facilities, we maintain strict guidelines to uphold the safety of our workforce and business continuity, including health screenings, social distancing protocols, the use of personal protective equipment, and, in certain regions, onsite testing protocols. We held onsite flu vaccine clinics during 2022 to support employee preventive health and create ease of access.

Community Involvement

We continued our charitable contributions this past year to include educational scholarships specifically earmarked for under-represented minority groups attending college. We invest in selected local community colleges in the regions where we live and work to support the education and development opportunities supporting the advancement of manufacturing skill sets, such as machinists and welding. We support local foodbanks, sponsor blood drives, and other local charities in communities in which we operate. Our environmental, social, and governance (“ESG”) efforts in 2022 were advanced by establishing an ESG council to assist in supporting a sustainable environment for generations to come, cultivating a diverse, equitable, and inclusive employment environment, contributing to the communities where we operate, and upholding the highest code of business ethics and standards. The council embarked on a five-year roadmap in 2022, with 2022 serving as the year for defining data baselines and communicating policies. We are a proud member of the Responsible Business Alliance, and we work with our customers and suppliers to support their ESG goals.

Environmental, Health, and Safety Regulations

Our operations and facilities are subject to federal, state, and local regulatory requirements and foreign laws and regulations relating to environmental, waste management, and health and safety matters, including those relating to the release, use, storage, treatment, transportation, discharge, disposal, and remediation of contaminants, hazardous substances, and wastes, as well as practices and procedures applicable to the construction and operation of our facilities. We believe that our business is operated in substantial compliance with applicable regulations. However, in the future we could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third-party property damage, or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are not aware of any threatened or pending environmental investigations, lawsuits, or claims involving us, our operations, or our current or former facilities.

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

Risk Factor Summary

The following is a summary of some important risk factors that could adversely affect our business, operations, and financial results.

Economic and Strategic Risks

•	Our business depends significantly on expenditures by manufacturers in the semiconductor capital equipment industry.
•	We rely on a very small number of OEM customers for a significant portion of our sales.
•	Our customers exert a significant amount of negotiating leverage over us.
•	The industries in which we participate are highly competitive and rapidly evolving.
•	We are exposed to risks associated with weakness in the global economy and geopolitical instability.
•	If we do not keep pace with developments in the industries we serve and with technological innovation generally, our products and services may not be competitive.
•	We must design, develop, and introduce new products that are accepted by OEMs in order to retain our existing customers and obtain new customers.
•	Acquisitions may present integration challenges, and the goodwill, indefinite-lived intangible assets, and other long-term assets recorded in connection with such acquisitions may become impaired.
•	We are subject to fluctuations in foreign currency exchange rates.
•	Our business has been adversely affected by the COVID‑19 pandemic and we continue to face risks related to COVID‑19.

Business and Operational Risks

•	The manufacturing of our products is highly complex.
•	Defects in our products could damage our reputation, decrease market acceptance of our products, and result in potentially costly litigation.
•	We may incur unexpected warranty and performance guarantee claims.
•	Our dependence on a limited number of suppliers may harm our production output and increase our costs.
•	We are subject to order and shipment uncertainties.
•	Our customers generally require that they qualify our engineering, documentation, manufacturing and quality control procedures.
•	We may be subject to interruptions or failures in our information technology systems.
•	Certain of our customers require that we consult with them in connection with specified fundamental changes in our business.
•	Our business is largely dependent on the know-how of our employees, and we generally do not have an intellectual property position that is protected by patents.
•	The technology labor market is very competitive, and labor disruptions could materially adversely affect our business.
•	Our business is subject to the risks of catastrophic events.

Legal and Regulatory Risks

•	Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.
•	Third parties have claimed and may in the future claim we are infringing their intellectual property.
•	From time to time, we may become involved in other litigation and regulatory proceedings.
•	As a global company, we are subject to the risks of doing business internationally.
•	Changes in U.S. or international trade policy, tariffs, and import/export regulations may have a material adverse effect on our business.
•	We are subject to numerous environmental laws and regulations.
•	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
•

We previously identified material weaknesses in our internal control over financial reporting, and the failure to maintain an effective system of internal controls and procedures may cause investors to lose confidence in our financial reporting.

•	Changes in tax laws, tax rates or tax assets and liabilities could materially adversely affect our financial condition and results of operations.

Liquidity and Capital Resources Risks

•	We have a substantial amount of indebtedness and are subject to restrictive covenants.
•	We are subject to interest rate risk associate with variable rates on our outstanding indebtedness.

Ordinary Share Ownership Risks

•	Our quarterly sales and operating results fluctuate significantly from period to period, and the price of our ordinary shares may fluctuate substantially.
•	Our articles of association contain anti-takeover provisions that could adversely affect the rights of our shareholders.
•	The issuance of preferred shares could adversely affect holders of ordinary shares.
•	Our shareholders may face difficulties in protecting their interests under the laws of the Cayman Islands compared to the laws of the United States.
•	There can be no assurance that we will not be a passive foreign investment company for any taxable year.
•	If a U.S. person is treated as owning at least 10% of our shares, such person may be subject to adverse U.S. federal income tax consequences.

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

The semiconductor capital equipment industry is highly concentrated and has experienced significant consolidation in recent years. As a result, a relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue for the foreseeable future. For 2022, our top two customers accounted for a combined 79% of sales, and we expect that our sales will continue to be concentrated among a very small number of customers. We do not have any long-term contracts that require customers to place orders with us in fixed or minimum volumes. Accordingly, the success of our business depends on the success of our customers and those customers and other OEMs continuing to outsource the manufacturing of critical subsystems and process solutions to us. Because of the small number of OEMs in the markets we serve, a number of which are already our customers, it would be difficult to replace lost sales resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to a reduction in the amount of outsourcing they do, their giving orders to our competitors, an adverse change to their business or financial condition, their acquisition by an OEM who is not a customer or with whom we do less business, or otherwise. We have in the past lost business from customers for a number of these reasons. If we are unable to replace sales from customers who reduce the volume of products and services they purchase from us or terminate their relationship with us entirely, such events could have a material adverse impact on our business, financial condition and results of operations.

Because our customers generally require that they qualify our engineering, documentation, manufacturing and quality control procedures, our ability to add new customers quickly is limited. Qualification is a time-consuming process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place orders with us. Our ability to lessen the adverse effect of any loss of, or reduction in sales to, an existing customer through the rapid addition of one or more new customers is limited in part because of these qualification requirements. Consequently, the risk that our business, financial condition and results of operations would be materially adversely affected by the loss of, or any reduction in orders by, any of our significant customers is increased. Moreover, if we lost our existing status as a qualified supplier to any of our customers, such customer could cancel its orders from us or otherwise terminate its relationship with us, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is dependent upon manufacturers of semiconductor capital equipment, whose businesses in turn ultimately depend largely on consumer spending on semiconductor devices. Continuing uncertainty regarding the global economy continues to pose challenges to our business. The COVID-19 pandemic, geopolitical instability, including the conflict between Russia and Ukraine, actual and potential shifts in U.S. and foreign trade, economic and other policies, and rising trade tensions between the United States and China, as well as other global events, have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by growing recession risk, high inflation, supply chain challenges, shortages of skilled labor and higher labor costs, high interest rates, foreign currency exchange volatility, volatility in the global capital markets, uncertainty in debt markets, and the slow rate of recovery of many countries from recent recessions, which may exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel or refrain from placing orders for products or services, which may reduce sales and materially adversely affect our business, financial condition and results of operations. Difficulties in obtaining capital, uncertain market conditions or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding or capital expenditures and, in turn, lower orders from our customers or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect our key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to procure products from higher-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. Any of these conditions or events could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that our future success will depend upon our ability to design, engineer and manufacture products that meet the changing needs of our current and potential customers. This requires that we successfully anticipate and respond to technological changes in design, engineering and manufacturing processes in a cost-effective and timely manner. If we are unable to integrate new technical specifications into competitive product designs, develop the technical capabilities necessary to manufacture new products or make necessary modifications or enhancements to existing products, our business, financial condition and results of operations could be materially adversely affected.

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

The introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by OEMs. We attempt to mitigate this risk by collaborating with our customers during their design and development processes. We cannot, however, ensure that we will be able to successfully introduce, market and cost-effectively manufacture new products, or that we will be able to develop new or enhanced products and processes that satisfy customer needs. In addition, new capital equipment typically has a lifespan of five to ten years, and OEMs frequently specify which systems, subsystems, components and instruments are to be used in their equipment. Once a specific system, subsystem, component or instrument is incorporated into a piece of capital equipment, it will often continue to be purchased for that piece of equipment on an exclusive basis for 18 to 24 months before the OEM generates enough sales volume to consider adding alternative suppliers. Accordingly, it is important that our products are designed into the new systems introduced by the OEMs. If any of the new products we develop are not launched or successful in the market, our business, financial condition and results of operations could be materially adversely affected.

Acquisitions may present integration challenges, and if the goodwill, indefinite-lived intangible assets, and other long-term assets recorded in connection with such acquisitions become impaired, we would be required to record impairment charges, which may be significant.

We have acquired strategic businesses in the past and if we find appropriate opportunities in the future, we may acquire businesses, products or technologies that we believe are strategic. The process of integrating an acquired business, product or technology may produce unforeseen operating difficulties and expenditures, fail to result in expected synergies or other benefits or absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Our ability to realize anticipated benefits of acquisitions and other strategic initiatives may also be affected by the incurrence of additional indebtedness in connection with financing; regulatory challenges; our ability to retain key employees and customers of the acquired company; our ability to successfully integrate personnel from the acquired company; our ability to establish, integrate or combine operations and systems; or our ability to retain the customers of an acquired business. In addition, we may record a portion of the assets we acquire as goodwill, other indefinite-lived intangible assets or finite-lived intangible assets. We do not amortize goodwill, but rather review it for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may not be recoverable. The recoverability of goodwill and indefinite-lived intangible assets is dependent on our ability to generate sufficient future earnings and cash flows. Changes in estimates, circumstances or conditions, resulting from both internal and external factors, could have a significant impact on our fair valuation determination, which could then have a material adverse effect on our business, financial condition and results of operations.

We are subject to fluctuations in foreign currency exchange rates, which could cause operating results and reported financial results to vary significantly from period to period.

The vast majority of our sales are denominated in U.S. dollars. Many of the costs and expenses associated with our Singapore, Malaysian, Korean, and U.K. operations are paid in Singapore dollars, Malaysian ringgit, Korean won, British pounds, or euros, respectively, and we expect our exposure to these currencies to increase as we increase our operations in those countries. As a result, our risk exposure from transactions denominated in non-U.S. currencies is primarily related to the Singapore dollar, Malaysian ringgit, British pound and euro. In addition, because the majority of our sales are denominated in the U.S. dollar, if one or more of our competitors sells to our customers in a different currency than the U.S. dollar, we are subject to the risk that the competitors’ products will be relatively less expensive than our products due to exchange rate effects. We have not historically established transaction-based hedging programs. Foreign currency exchange risks inherent in doing business in foreign countries could have a material adverse effect on our business, financial condition and results of operations.

Our business has been adversely affected by the COVID‑19 pandemic, which may continue to negatively affect our business, financial condition, and operating results.

Our business could be adversely affected by the effects of the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. Recurring COVID-19 outbreaks around the world, such as those most recently occurring in China following the suspension of China’s zero-COVID policy, have heightened concerns relating to new and potentially more dangerous virus variants, which, if transmitted around the globe, could lead to the re-introduction of restrictions that were in place in 2020, 2021, and to a lesser extent in 2022, or even the adoption of other more strict measures to combat outbreaks. In 2020 and 2021, we experienced adverse impacts to our revenues and operating margins which resulted from reduced factory output stemming from social distancing measures, increased direct costs within our factories associated with employee personal protective equipment, facility cleaning and layout changes, increased logistics costs and employee labor costs, as well as other operating inefficiencies. In particular, the ongoing COVID‑19 pandemic and general macroeconomic factors have caused a sustained shortage of skilled labor, increased turnover, and labor cost inflation, which may continue to result in increased labor costs and negatively affect our ability to operate our manufacturing facilities and overall business efficiently. We may face similar effects to our results of operations in the event of a resurgence of COVID-19 into 2023, such as the resurgence of COVID-19 in China in late 2022, which has exacerbated and may continue to exacerbate supply chain disruptions, particularly as China’s national policies relating to COVID-19 are susceptible to unpredictable changes.

The COVID-19 pandemic contributed to the current macroeconomic environment and caused significant disruptions and volatility in the global capital markets, which may increase the cost of capital and adversely impact our ability to access capital. A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may adversely affect our liquidity position as well as our customers’ ability to make timely payments to us or our ability to make timely payments to our suppliers. As the COVID-19 pandemic continues to evolve, its ultimate impact on our business is subject to change. A severe outbreak of COVID-19 or another pandemic can disrupt our business and adversely materially impact our financial results.

Business and Operational Risks

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

A number of factors, including design flaws, material and component failures, contamination in the manufacturing environment, impurities in the materials used and unknown sensitivities to process conditions, such as temperature and humidity, as well as equipment failures, may cause our products to contain undetected errors or defects. Errors, defects or other problems with our products may:

•	cause delays in product introductions and shipments;
•	result in increased costs and diversion of development resources;
•	cause us to incur increased charges due to unusable inventory;
•	require design modifications;
•	result in liability for the unintended release of hazardous materials;
•	result in product warranty liability;
•	create claims for rework, replacement or damages under our contracts with customers, as well as indemnification claims from customers;
•	decrease market acceptance of, or customer satisfaction with, our products, which could result in decreased sales and increased product returns;
•	result in the loss of existing customers or impair our ability to attract new customers; or
•	result in lower yields for semiconductor manufacturers.

If any of our products contain defects or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products. We may also face a higher rate of product defects as we increase our production levels in periods of significant growth. In addition, we may not find defects or failures in our products until after they are installed in a manufacturer’s fabrication facility. We may have to invest significant capital and other resources to correct these problems. Our customers also might seek to recover from us any losses resulting from defects or failures in our products. In addition, hazardous materials flow through and are controlled by certain of our products and an unintended release of these materials could result in serious injury or death. Liability claims could require us to spend significant time and money in litigation or pay significant damages.

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

Our ability to meet our customers’ demand for our products depends upon obtaining adequate supplies of quality components and other raw materials on a timely basis. In addition, our customers often specify components from particular suppliers that we must incorporate into our products. We also use consignment and just-in-time stocking programs, which means we carry very little inventory of components or other raw materials, and we rely on our suppliers to deliver necessary components and raw materials in a timely manner. However, our suppliers are under no obligation to continue to provide us with components or other raw materials. As a result, the loss of or failure to perform by any of our key suppliers could materially adversely affect our ability to deliver products on a timely basis. In addition, if a supplier is unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources of supply, and the process of qualifying new suppliers for complex components is lengthy and could delay our production. We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of significant growth in our business. If we are unable to procure sufficient quantities of components or raw materials from suppliers, our customers may elect to delay or cancel existing orders or not place future orders, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to order and shipment uncertainties, and any significant reductions, cancellations or delays in customer orders could have a material adverse effect on our business, financial condition and results of operations.

Our sales are difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short timeframe within which we are often required to manufacture and deliver products to our customers. Most of our sales for a particular quarter depend on customer orders placed during that quarter or shortly before it commences. Our contracts generally do not require our customers to commit to minimum purchase volumes. While most of our customers provide periodic rolling forecasts for product orders, those forecasts do not become binding until a formal purchase order is submitted, which generally occurs only a short time prior to shipment. As a result of the foregoing and the cyclicality and volatility of the industries we serve, it is difficult to predict future orders with precision. Occasionally, we order component inventory and build products in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes, change product specifications or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts usually occur without penalty to, or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and result in unanticipated reductions or delays in sales. If we do not obtain orders as we anticipate, we could have excess components for a specific product or finished goods inventory that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may be the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber-attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, the outsourcing of some of our business operations, the ongoing shortage of qualified cyber-security professionals, and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber-attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber-security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise materially adversely affect our business, financial condition or results of operations.

The reliability and capacity of our information technology systems is critical to our operations and the implementation of our growth initiatives. Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have a material adverse effect on our business, and results of operations.

Certain of our customers require that we consult with them in connection with specified fundamental changes in our business, and address any concerns or requests such customer may have in connection with a fundamental change.

Certain of our key customers require that we consult with them in connection with specified fundamental changes in our business, including, among other things:

•	entering into any new line of business;
•	amending or modifying our organizational documents;
•	selling all or substantially all of our assets, or merging or amalgamating with a third party;
•	incurring borrowings in excess of a specific amount;
•	making senior management changes; and
•	entering into any joint venture arrangement.

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

We believe that the success of our business depends in part on our proprietary technology, information, processes and know-how and on our ability to operate without infringing on the proprietary rights of third parties. We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, patents, copyrights and trademarks to protect our proprietary rights. Accordingly, our intellectual property position is more vulnerable than it would be if it were protected primarily by patents. We cannot ensure that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed with respect to any patents held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect our intellectual property rights. If we fail to protect our proprietary rights successfully, our competitive position could suffer. Any future litigation to enforce patents issued to us, to protect trade secrets or know-how possessed by us or to defend ourselves or to indemnify others against claimed infringement of the intellectual property rights of others could have a material adverse effect on our business, financial condition and results of operations.

Our business will suffer if we are unable to attract, hire, integrate and retain key personnel and other necessary employees, particularly in the highly competitive technology labor market, or if we experience labor disruptions at our facilities.

Our future success depends in part on the continued service of our key executive officers, as well as our research, engineering, sales and manufacturing personnel, most of whom are not subject to employment or non-competition agreements. Competition for qualified personnel in the technology industry is particularly intense, and we operate in geographic locations in which labor markets are competitive. Our management team has significant industry experience, substantial institutional knowledge of our business and operations and deep customer relationships, and therefore would be difficult to replace. In addition, our business is dependent to a significant degree on the expertise and relationships which only a limited number of engineers possess. Many of these engineers often work at our customers’ sites and serve as an extension of our customers’ product design teams. The loss of any of our key executive officers or key engineers and other personnel, including our engineers working at our customers’ sites, or the failure to attract additional personnel as needed, could have a material adverse effect on our business, financial condition and results of operations and could lead to higher labor costs, the use of less-qualified personnel and the loss of customers. In addition, if any of our key executive officers or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel.

As of December 30, 2022, we had approximately 2,280 full time employees and 700 contract or temporary workers worldwide. None of our employees are unionized, but in various countries, local law requires our participation in works councils. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in manufacturing, and we cannot ensure that alternate qualified personnel would be available on a timely basis, or at all. As a result, labor disruptions at any of our facilities could materially adversely affect our business, financial condition and results of operations.

Furthermore, we do not maintain key person life insurance with respect to any of our employees. Our business will suffer if we are unable to attract, employ and retain highly skilled personnel.

Our business is subject to the risks of severe weather, earthquakes, fire, power outages, floods, and other catastrophic events, including weather events resulting from climate change, and to interruption by man-made disruptions, such as terrorism.

Our facilities could be subject to a catastrophic loss caused by natural disasters, including severe weather, fires, earthquakes or other events, including a terrorist attack, a pandemic, epidemic or outbreak of a disease (including COVID‑19). Increasing concentrations of greenhouse gasses in the Earth’s atmosphere and climate change may produce significant physical effects on weather conditions, such as increased frequency and severity of droughts, storms, floods, and other climatic events. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, a pandemic, epidemic or outbreak of a disease (including COVID‑19), hurricanes, fire, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities or the infrastructure on which such facilities rely. Additionally, it could delay production and shipments, reduce sales, result in large expenses to repair or replace the facility and we may experience extended power outages at our facilities. Disruption in supply resulting from natural disasters or other causalities or catastrophic events may result in certain of our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner, disruptions in our operations or disruptions in our customers’ operations. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. To the extent that natural disasters or other calamities or causalities should result in delays or cancellations of customer orders, or the delay in the manufacture or shipment of our products, our business, financial condition and results of operations would be materially adversely affected.

Legal and Regulatory Risks

Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.

We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of customer, employee, and business partner personally identifiable information, including the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and similar effective or proposed state legislation in the United States. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. Foreign data protection, privacy, and other laws and regulations, including GDPR, can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, including GDPR, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices.

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

Changes in U.S. or international trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Our international operations and transactions depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. Legislators in the U.S. may institute or propose changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

As a result of recent trade policy changes in the U.S., there may be greater restrictions and economic disincentives on international trade and a resulting impact on our operations, sales and financial condition. For example, a recent Bureau of Industry and Security (“BIS”) rule (the “BIS Rule”) restricts the export of products when provided for use in certain semiconductor manufacturing activities in China, has impacted and may continue to impact our sales and operations. We have had some delays in export activity as we analyze available emergency authorizations and assess the new licensing requirements for our business. We anticipate we will need additional licenses from BIS for some of our exports as a result of the BIS Rule, and we are in the process of applying for those licenses. If BIS denies our license applications or there are delays in issuing licenses, we may have to cease or delay exports, which would cause a reduction in revenues. Furthermore, to the extent any of our customers or counterparties are designated on the Entity List or Unverified List maintained by BIS, we could suffer additional disruptions to sales and operations.

More broadly, if customers do not view us as a reliable supplier because we cannot obtain the necessary licenses, we may lose business opportunities to competitors. In particular, competitors outside the United States whose products are not subject to the BIS Rule may replace us if we cannot obtain licenses in a timely manner. In the longer term, if our supply is less reliable due to the BIS Rule, Chinese entities that currently purchase our products may begin to develop their own products instead. To the extent that BIS or other relevant regulators impose additional export restrictions that apply to our business, it will have an adverse impact on our revenues and operations as well.

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

In 2021, we identified material weaknesses related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management over certain information technology systems that support our financial reporting processes. Certain of these material weaknesses continued into fiscal year 2022 and were not remediated as of December 30, 2022. For a detailed summary of these material weaknesses, including our remediation steps, please refer to Item 9A – Controls and Procedures. In addition, we have identified material weaknesses in our internal controls over financial reporting in prior years. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, perceptions of our creditworthiness, our ability to complete acquisitions, our ability to maintain compliance with covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports, or investor confidence in our financial reporting, any of which may divert management resources or cause our stock price to decline. Further, remediation of a material weakness does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate.

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

We are also subject to regular examination by the Internal Revenue Service and other tax authorities, and from time to time we initiate amendments to previously filed tax returns. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of our provision for income taxes, which requires estimates and judgments. Although we believe our tax estimates are reasonable, we cannot ensure that the tax authorities will agree with such estimates. We may have to engage in litigation to achieve the results reflected in the estimates, which may be time- consuming and expensive. We cannot ensure that we will be successful or that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

Liquidity and Capital Resources Risks

We have a substantial amount of indebtedness, which could adversely affect us, including by decreasing our business flexibility. The agreement that governs our indebtedness contains covenants that could impact our ability to perform certain transactions without obtaining pre-approval from our lenders.

As of December 30, 2022, we had total principal outstanding of $142.5 million under our term loan facility and $160.0 million under our revolving credit facility (collectively “credit facilities”). We may incur additional indebtedness in the future. Our credit facilities contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:

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

As a result of these covenants, we may be restricted in our ability to pursue new business opportunities or strategies or to respond quickly to changes in the industries that we serve. A violation of any of these covenants would be deemed an event of default under our credit facilities. In such event, upon the election of the lenders, the loan commitments under our credit facilities would terminate and the principal amount of the loans and accrued interest then outstanding would be due and payable immediately. A default may also result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we cannot ensure that we and our subsidiaries would have sufficient funds to repay such indebtedness or be able to obtain replacement financing on a timely basis or at all. These events could force us into bankruptcy or liquidation, which could have a material adverse effect on our business, financial condition and results of operations.

We also may need to negotiate changes to the covenants in the agreements governing our credit facilities in the future if there are material changes in our business, financial condition or results of operations, but we cannot ensure that we will be able to do so on terms favorable to us or at all.

Furthermore, our ability to make scheduled payments on or to refinance our indebtedness, including under our credit facilities, depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our credit facilities could terminate their commitments to loan money, or foreclose against the assets securing such borrowings, and we could be forced into bankruptcy or liquidation, in each case, which would have a material adverse effect on our business, financial condition and results of operations.

The interest expense associated with our indebtedness is subject to variable rates, and increased debt service costs as a result of higher interest rates could adversely affect our business, financial condition and results of operations.

Borrowings under our credit facilities are generally subject to variable interest rates, which fluctuate depending on macroeconomic factors, and expose us to interest rate risk. If interest rates increase, our debt service costs on these borrowings would also increase, even if the amount borrowed remains the same, and would require us to use more of our available cash to service our indebtedness, resulting in decreased net income and cash flows, including cash available for servicing our indebtedness. There can also be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future if we desire to do so, or that any future hedging arrangements will offset increases in interest rates.

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

Further, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our ordinary shares could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our share price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

•

provisions that permit only a majority of our Board of Directors or the chairman of our Board of Directors to call shareholder meetings and therefore do not permit shareholders to call shareholder meetings; and

•

provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of shareholders to propose matters for consideration at shareholder meetings.

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

Furthermore, since we are a Cayman Islands company with a portion our assets located outside of the United States, it may be difficult or impossible for shareholders to bring an action against us in the United States in the event that shareholders believe that their rights have been infringed under U.S. federal securities laws or otherwise. Even if shareholders are successful in bringing an action of this kind, the laws of the Cayman Islands may render shareholders unable to enforce a judgment against our assets. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States.

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

If a U.S. person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes one or more U.S. subsidiaries, in certain circumstances we could be treated as a controlled foreign corporation or certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are or are not treated as a controlled foreign corporation).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3185 Laurelview Ct., Fremont, California 94538. As of December 30, 2022, our principal manufacturing and administrative facilities, including our executive offices, are comprised of approximately 833,400 square feet. All of our facilities are leased, which allows for flexibility as business conditions and geographic demand change. The table below sets forth the approximate square footage of each of our facilities.

Location	Approximate Square Footage
California	271,300
Oregon	172,100
Singapore	97,700
Minnesota	80,900
Mexico	62,900
Texas	47,800
Scotland	37,700
Malaysia	31,900
Korea	18,500
Nevada	12,500

We do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy or replacing them with equivalent facilities. We believe that our existing facilities and equipment are well maintained, in good operating condition, and are adequate to meet our currently anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to various legal claims and proceedings which arise in the ordinary course of our business involving claims incidental to our business, including employment-related claims. We are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Record

As of February 17, 2023, all of our issued ordinary shares were held in “nominee” or “street” name or in our treasury account.

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

Our ordinary shares are listed for trading on the NASDAQ under the symbol “ICHR.” The Stock Price Performance Graph set forth below plots the cumulative total shareholder return on a quarterly basis of our ordinary shares from December 29, 2017 through December 30, 2022, with the cumulative total return of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index over the same period. The comparison assumes $100 was invested on December 29, 2017 in the ordinary shares of Ichor Holdings, Ltd., in the Nasdaq Composite Index, and in the PHLX Semiconductor Sector Index and assumes reinvestment of dividends, if any.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled Item 1A – Risk Factors. For a comparison of our financial condition, results of operations, and cash flows for 2021 to 2020, refer to Part II, Item 7 in our 2021 Annual Report on Form 10‑K, which was filed with the Securities and Exchange Commission on February 28, 2022.

Overview

We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our primary product offerings include gas and chemical delivery systems and subsystems, collectively known as fluid delivery systems and subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery systems and subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, e‑beam and laser-welded components, precision vacuum and hydrogen brazing and surface treatment technologies, and other proprietary products. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

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

	Year Ended
	December 30, 2022	December 31, 2021
	(dollars in thousands, except per share amounts)
Net sales	$1,280,069	$1,096,917
Gross margin	16.6%	16.2%
Gross margin, non-GAAP	17.0%	16.7%
Operating margin	6.7%	7.4%
Operating margin, non-GAAP	9.8%	10.7%
Net income	$72,804	$70,899
Net income, non-GAAP	$104,863	$97,698
Diluted EPS	$2.51	$2.45
Diluted EPS, non-GAAP	$3.62	$3.37

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

Cyclicality of Semiconductor Capital Equipment Industry

Our business is subject to the cyclicality of the capital expenditures of the semiconductor industry, which drives cyclicality in the semiconductor capital equipment industry in which we operate. In 2022, we derived over 90% of our sales from the semiconductor capital equipment industry. Demand for semiconductor capital equipment can fluctuate significantly based on changes in regulatory intervention and general economic conditions, including consumer spending, demand for semiconductor products, pricing, and other factors. In the past, these fluctuations have resulted in significant variations in the levels of spending within the semiconductor capital equipment industry, and as a result, our results of operations. The cyclicality of the semiconductor industry will continue to impact our results of operations in the future.

Customer Concentration

The number of capital equipment manufacturers for the semiconductor device industry is significantly consolidated, resulting in a small number of large manufacturers. Our customers are a significant component of this consolidation, resulting in our sales being concentrated in a few customers. In 2022, our top two customers were Lam Research and Applied Material, accounting for a combined 79% of sales. Our customers often require reduced prices or other pricing, quality, or delivery commitments as a condition to their purchasing from us in any given period or increasing their purchase volume, which can, among other things, result in reduced gross margins in order to maintain or expand our market share. Although we do not have any long-term contracts that require customers to place orders with us, Lam Research and Applied Materials have been our customers for over a decade.

Acquisitions

In November 2021, we acquired IMG, a California-based leader in precision machining and specialty joining and plating, for approximately $270.0 million. Between 2017 and 2020, we engaged in four separate business combinations for a combined investment of approximately $200.0 million. These acquisitions continue to have a significant impact on our financial position and results of operations. We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth, and any such acquisitions could have a material impact on our business and results of operations.

Macroeconomic Conditions

We participated in the continuation of unprecedented demand for semiconductor capital equipment in 2022, driven by increased secular demand for semiconductors, as well as the ever-increasing levels of complexity in the manufacturing thereof. Macroeconomic factors have, however, created, and may continue to create, volatility and uncertainty in our industry, including persistent levels of high inflation, higher interest rates, foreign currency rate fluctuations, and supply chain challenges. Additionally, increased controls around exporting goods and services to China may impact the overall size of the semiconductor capital equipment industry going forward, and the conflict in Ukraine has given rise to potential global security issues that may adversely affect international business and economic conditions as well as economic sanctions imposed by the international community that have impacted the global economy. Regarding the COVID‑19 pandemic, although our factories and operations are currently not directly affected by any restrictions, measures, or shutdowns, increases in positive case rates may change the extent to which our business becomes adversely impacted by such restrictions, measures, or shutdowns on a go-forward basis. While these challenging macroeconomic conditions may impact business and customers in the near-term, we believe secular demand for semiconductors, both in quantity and performance, and constant technological innovation will drive long-term, sustainable growth in the semiconductor capital equipment industry.

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

Research and development – Research and development expense consists primarily of activities related to product design and other development activities, new component testing and evaluation, and test equipment and fixture development. We expect research and development expense will continue to increase in absolute dollars due to continued development of our own intellectual property and product offerings for existing and new customer markets and increases in our customers’ demand for new product designs.

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

Interest Expense

Interest expense consists of interest on our outstanding debt under our credit facilities, including amortization of debt issuance costs, and any other indebtedness we may incur in the future. Borrowings under our credit facilities are generally subject to variable interest rates, which fluctuate depending on macroeconomic factors and can result in increased interest expense in periods of rising interest rates.

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

Income Tax Expense

Income tax expense consists primarily of taxes on our taxable income related to our domestic and foreign operations, offset by the benefit of our tax holiday in Singapore, which was extended through 2026. In 2022, the tax benefit resulting from our Singapore tax holiday, compared to the Singapore statutory tax rate, was approximately $11.7 million. Income tax is also impacted by certain withholding taxes, stock option and restricted share unit (“RSU”) activity, and credit generation.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. The majority of our inventories are valued on a standard cost basis, which approximates actual costs on a first-in, first-out basis. The remainder of our inventories are valued on an average cost basis, which approximates actual costs on a first-in, first-out basis. Quarterly, we assess the value of our inventory and periodically write it down for excess quantities or obsolescence to its estimated net realizable value. This assessment is based on estimated future consumption compared to inventory quantities on-hand. The estimate for future consumption is based on how assumptions of historical consumption, recency of purchases, backlog, and other factors indicate future consumption. Once the value of inventory is adjusted, the original cost of our inventory, less the write-down, represents its new cost basis. During 2022, 2021, and 2020, we wrote down inventory determined to be excessive or obsolete by $5.0 million, $1.9 million, and $4.6 million, respectively. We believe the accounting estimate related to excess and obsolete inventory is a critical accounting estimate because it requires us to make assumptions about future inventory consumption and recoverability of cost, which can be uncertain. Changes in these estimates can have a material impact on our financial statements.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended
	December 30, 2022	December 31, 2021
	(in thousands)
Net sales	$1,280,069	$1,096,917
Cost of sales	1,068,205	919,437
Gross profit	211,864	177,480
Operating expenses:
Research and development	19,564	15,691
Selling, general, and administrative	88,572	65,857
Amortization of intangible assets	17,905	14,918
Total operating expenses	126,041	96,466
Operating income	85,823	81,014
Interest expense, net	11,056	6,451
Other expense (income), net	(563)	807
Income before income taxes	75,330	73,756
Income tax expense	2,526	2,857
Net income	$72,804	$70,899

The following table sets forth our results of operations as a percentage of our total sales for the periods presented.

	Year Ended
	December 30, 2022	December 31, 2021

Net sales	100.0	100.0
Cost of sales	83.4	83.8
Gross profit	16.6	16.2
Operating expenses:
Research and development	1.5	1.4
Selling, general, and administrative	6.9	6.0
Amortization of intangible assets	1.4	1.4
Total operating expenses	9.8	8.8
Operating income	6.7	7.4
Interest expense, net	0.9	0.6
Other expense (income), net	0.0	0.1
Income before income taxes	5.9	6.7
Income tax expense	0.2	0.3
Net income	5.7	6.5

Comparison of 2022 and 2021

Net Sales

	Year Ended		Change
	December 30, 2022	December 31, 2021	Amount	%
	(dollars in thousands)
Net sales	$1,280,069	$1,096,917	$183,152	16.7%

The increase in net sales from 2021 to 2022 was primarily due to strong demand from our customers as a result of continued growth in the global wafer fabrication equipment market throughout much of 2022, as well as incremental sales from our acquisition of IMG in November 2021.

Net sales to U.S. customers increased by $38.0 million in 2022 to $572.1 million. On a relative basis, net sales to U.S. customers as a percent of total net sales decreased from 49.6% in 2021 to 44.7% in 2022.

Net sales to international customers increased by $155.1 million in 2022 to $707.9 million. On a relative basis, net sales to international customers as a percent of total net sales increased from 50.4% in 2021 to 55.3% in 2022.

Cost of Sales and Gross Profit

	Year Ended		Change
	December 30, 2022	December 31, 2021	Amount	%
	(dollars in thousands)
Cost of sales	$1,068,205	$919,437	$148,768	16.2%
Gross profit	$211,864	$177,480	$34,384	19.4%
Gross margin	16.6%	16.2%		+ 40 bps

The increase in the gross amounts of cost of sales and gross profit from 2021 to 2022 was primarily due to the factors mentioned in the commentary above under the above heading, Net Sales.

The 40 basis point increase in gross margin from 2021 to 2022 was primarily due to increased factory utilization and operating leverage, as well as accretive margins from our acquisition of IMG in November 2021, partially offset by increased materials, logistics, and labor costs observed throughout 2022. These cost increases were primarily due to investments in our capacity to service customer demand, inflationary macroeconomic conditions that put pressure on the cost of labor, materials and factory costs, and the impacts of certain supply chain challenges on logistics costs and factory efficiency.

Research and Development

	Year Ended		Change
	December 30, 2022	December 31, 2021	Amount	%
	(dollars in thousands)
Research and development	$19,564	$15,691	$3,873	24.7%

The increase in research and development expenses from 2021 to 2022 was primarily due to increased employee-related expense of $2.6 million, inclusive of increased share-based compensation expense of $0.3 million, as we expand our engineering team to design and engineer next generation, high performance solutions for our customers, as well as increased program costs, including consulting, travel, materials, and fixtures costs, related to the development of our new products.

Selling, General, and Administrative

	Year Ended		Change
	December 30, 2022	December 31, 2021	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$88,572	$65,857	$22,715	34.5%

The increase in selling, general, and administrative expense from 2021 to 2022 was primarily due to (1) incremental costs from our acquisition of IMG in November 2021 of $11.6 million, primarily consisting of employee-related expenses; (2) increased employee-related expenses (excluding IMG) of $5.5 million, which includes $1.4 million in increased share-based compensation expense; (3)  loss accruals recorded in the first and third quarters of 2022 relating to expected settlements of employment-related legal matters totaling $4.1 million; (4) increased consulting and professional fees of $2.1 million; (5) increased depreciation expense and amortization of capitalized cloud-computing implementation costs of $1.1 million; (6) increased IT, software, and related services costs of $0.7 million; (7) increased travel costs of $0.6 million; and (8) increased occupancy-related costs of $0.5 million; partially offset by (9) reduced transaction costs associated with our acquisition of IMG of $4.1 million.

Amortization of Intangible Assets

	Year Ended		Change
	December 30, 2022	December 31, 2021	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$17,905	$14,918	$2,987	20.0%

The increase in amortization expense from 2021 to 2022 was primarily due to incremental amortization expense from intangible assets acquired in connection with our acquisition of IMG, partially offset by reduced amortization expense from certain intangible assets becoming fully amortized in the fourth quarter of 2021 and the first quarter of 2022.

Interest Expense, Net

	Year Ended		Change
	December 30, 2022	December 31, 2021	Amount	%
	(dollars in thousands)
Interest expense, net	$11,056	$6,451	$4,605	71.4%
Weighted average borrowings outstanding	$303,036	$187,028	$116,008	62.0%
Weighted average borrowing rate	3.37%	2.74%		+ 63 bps

The increase in interest expense, net from 2021 to 2022 was due to a $116.0 million increase in our average amount borrowed during the year and a 63 basis point increase in our weighted average borrowing rate.

Our average amount borrowed was primarily the result of drawing $130.0 million on our revolving credit facility in November 2021 to partially fund our acquisition of IMG. The year-over-year increase in our weighted average borrowing rate was primarily due to higher overall prevailing short-term borrowing rates in the second half of 2022 compared to 2021, partially offset by a lower overall applicable margin following the amendment and restatement of our credit agreement in October 2021.

Other Expense (Income), Net

	Year Ended		Change
	December 30, 2022	December 31, 2021	Amount	%
	(dollars in thousands)
Other expense (income), net	$(563)	$807	$(1,370)	n/m

The change in other expense (income), net from 2021 to 2022 was primarily due to currency exchange rate fluctuations during the year, reflecting an overall strengthening U.S. dollar against local currency payables of our foreign operations.

Income Tax Expense

	Year Ended		Change
	December 30, 2022	December 31, 2021	Amount	%
	(dollars in thousands)
Income tax expense	$2,526	$2,857	$(331)	-11.6%
Income before income taxes	$75,330	$73,756	$1,574	2.1%
Effective income tax rate	3.4%	3.9%		- 50 bps

The decrease in income tax expense from 2021 to 2022 was primarily due to decreased taxable income in the U.S., partially offset by reduced benefits from share-based compensation activity. The reduction in benefits from share-based compensation activity was primarily due to RSU awards vesting in 2022 at lower fair values relative to their grant-date fair values compared to 2021, in which RSU awards vested at higher fair values relative to their grant-date fair values.

Non-GAAP Financial Results

Management uses these non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP gross profit, operating income, and net income are defined as: gross profit, operating income, or net income, respectively, excluding (1) amortization of intangible assets, share-based compensation expense, and discrete or infrequent charges and gains that are outside of normal business operations, including acquisition-related costs, contract and legal settlement gains and losses, facility shutdown costs, and severance costs associated with reduction-in-force programs, to the extent they are present in gross profit, operating income, and net income; and (2) the tax impacts associated with these non-GAAP adjustments, as well as non-recurring discrete tax items. Non-GAAP diluted EPS is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period. Non-GAAP gross margin and non-GAAP operating margin are defined as non-GAAP gross profit and non-GAAP operating income, respectively, divided by net sales.

Non-GAAP results have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for our results reported under GAAP. Other companies may calculate non-GAAP results differently or may use other measures to evaluate their performance, both of which could reduce the usefulness of our non-GAAP results as a tool for comparison.

Because of these limitations, you should consider non-GAAP results alongside other financial performance measures and results presented in accordance with GAAP. In addition, in evaluating non-GAAP results, you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving non-GAAP results and you should not infer from our presentation of non-GAAP results that our future results will not be affected by these expenses or other discrete or infrequent charges and gains that are outside of normal business operations.

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 30, 2022	December 31, 2021
	(dollars in thousands)
U.S. GAAP gross profit	$211,864	$177,480
Non-GAAP adjustments:
Share-based compensation	2,056	1,384
Facility shutdown costs (1)	—	2,611
Fair value adjustment to inventory from acquisitions (2)	2,492	1,652
Other (3)	933	106
Non-GAAP gross profit	$217,345	$183,233
U.S. GAAP gross margin	16.6%	16.2%
Non-GAAP gross margin	17.0%	16.7%

(1)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed in 2021. Included in this amount are costs and charges directly related to the facility closure.

(2)

As part of the purchase price allocations of our acquisitions of IMG in November 2021 and a precision machining operation in Mexico in December 2020, we recorded acquired-inventories at fair value, resulting in a fair value step-up. These amounts represent the release of the step-up to cost of sales as acquired-inventories were sold.

(3)	Included in this amount for 2022 are severance costs associated with our global reduction-in-force program that began near the end of 2022.

The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from operating income, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 30, 2022	December 31, 2021
	(dollars in thousands)
U.S. GAAP operating income	$85,823	$81,014
Non-GAAP adjustments:
Amortization of intangible assets	17,905	14,918
Share-based compensation	13,924	11,473
Facility shutdown costs (1)	—	2,996
Settlement loss (2)	4,146	—
Fair value adjustment to inventory from acquisitions (3)	2,492	1,652
Acquisition costs (4)	296	4,386
Other (5)	1,144	498
Non-GAAP operating income	$125,730	$116,937
U.S. GAAP operating margin	6.7%	7.4%
Non-GAAP operating margin	9.8%	10.7%

(1)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed in 2021. Included in this amount are costs and charges directly related to the facility closure.

(2)

During the first and third quarters of 2022, we recorded loss accruals of $3.1 million and $1.0 million, respectively, relating to expected settlements of employment-related legal matters. We expect the settlements to be finalized and paid within 12 months.

(3)

As part of the purchase price allocations of our acquisitions of IMG in November 2021 and a precision machining operation in Mexico in December 2020, we recorded acquired-inventories at fair value, resulting in a fair value step-up. These amounts represent the release of the step-up to cost of sales as acquired-inventories were sold.

(4)	Included in this amount are transaction-related costs incurred in connection with our acquisition of IMG in November 2021.
(5)

Included in this amount for 2022 are severance costs associated with our global reduction-in-force program that began near the end of 2022. Included in this amount for 2021 are primarily non-capitalized costs incurred in connection with our implementation of a new ERP system and our implementation of a Sarbanes-Oxley compliance program.

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 30, 2022	December 31, 2021
	(dollars in thousands, except per share amounts)
U.S. GAAP net income	$72,804	$70,899
Non-GAAP adjustments:
Amortization of intangible assets	17,905	14,918
Share-based compensation	13,924	11,473
Facility shutdown costs (1)	—	2,996
Settlement loss (2)	4,146	—
Fair value adjustment to inventory from acquisitions (3)	2,492	1,652
Acquisition costs (4)	296	4,386
Other (5)	1,144	498
Loss on extinguishment of debt (6)	—	737
Tax adjustments related to non-GAAP adjustments (7)	(7,848)	(9,861)
Non-GAAP net income	$104,863	$97,698
U.S. GAAP diluted EPS	$2.51	$2.45
Non-GAAP diluted EPS	$3.62	$3.37
Shares used to compute diluted EPS	28,963,031	28,979,352

(1)

During the second quarter of 2020, we announced the closure of our manufacturing facility in Union City, California, which we completed in 2021. Included in this amount are costs and charges directly related to the facility closure.

(2)

During the first and third quarters of 2022, we recorded loss accruals of $3.1 million and $1.0 million, respectively, relating to expected settlements of employment-related legal matters. We expect the settlements to be finalized and paid within 12 months.

(3)

As part of the purchase price allocations of our acquisitions of IMG in November 2021 and a precision machining operation in Mexico in December 2020, we recorded acquired-inventories at fair value, resulting in a fair value step-up. These amounts represent the release of the step-up to cost of sales as acquired-inventories were sold.

(4)	Included in this amount are transaction-related costs incurred in connection with our acquisition of IMG in November 2021.
(5)

Included in this amount for 2022 are severance costs associated with our global reduction-in-force program that began near the end of 2022. Included in this amount for 2021 are primarily non-capitalized costs incurred in connection with our implementation of a new ERP system and our implementation of a Sarbanes-Oxley compliance program.

(6)

In October 2021, we entered into an amended and restated credit agreement. Pursuant to ASC 470, a portion of the refinance was treated as an extinguishment, resulting in a $0.7 million write-off of existing capitalized deferred issuance costs.

(7)	Adjusts U.S. GAAP income tax expense for impact of our non-GAAP adjustments.

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

Summary of Cash Flows

We ended 2022 with cash and cash equivalents of $86.5 million, an increase of $11.0 million from 2021, which was primarily due to cash provided by operating activities of $31.5 million and net proceeds from our credit facilities of $7.5 million, partially offset by capital expenditures of $29.4 million.

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
	(in thousands)
Cash provided by operating activities	$31,453	$15,272	$38,259
Cash used in investing activities	(28,933)	(289,585)	(14,597)
Cash provided by financing activities	8,455	96,909	168,625
Net increase (decrease) in cash	$10,975	$(177,404)	$192,287

Our cash provided by operating activities of $31.5 million during the year ended December 30, 2022 consisted of net income of $72.8 million and net non-cash charges of $46.3 million, which consisted primarily of depreciation and amortization of $35.1 million and share-based compensation expense of $13.9 million, partially offset by an increase in our net operating assets and liabilities of $87.6 million. The increase in our net operating assets and liabilities was primarily due to a decrease in accounts payable of $50.2 million and an increase in inventories of $47.5 million, partially offset by a decrease in accounts receivable of $6.7 million.

Cash used in investing activities during 2022 primarily consisted of capital expenditures of $29.4 million.

Cash provided by financing activities during 2022 consisted of net proceeds from our credit facilities of $7.5 million and net proceeds from share-based compensation activity of $1.0 million.

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

We have certain operating expenses that are denominated in currencies of the countries in which our operations are located, and may be subject to fluctuations due to foreign currency exchange rates, particularly the Singapore dollar, Malaysian ringgit, British pound, euro, Korean won, and Mexican peso. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

We had total indebtedness of $302.5 million as of December 30, 2022, exclusive of $1.8 million in debt issuance costs, of which $7.5 million was payable within the next 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of December 30, 2022, the interest rate on our outstanding debt was based on the Bloomberg Short-Term Bank Yield Index, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $3.0 million change to interest expense on an annualized basis.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the certifying officers), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities and Exchange Act, as amended (“the Exchange Act”)) as of December 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our certifying officers concluded that, because of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 30, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). With the participation of our certifying officers, our management, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of December 30, 2022, using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 30, 2022 due to the material weakness in internal control over financial reporting, described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The identified material weakness related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management over an information technology system (“IT System”) that supports our financial reporting process. We did not have resources within the organization with sufficient levels of information technology knowledge and did not perform risk assessment surrounding the IT System to adequately understand how areas of user access and program change management function within the IT System in order to design and operate ITGCs sufficient to mitigate the identified risks. Our automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10‑K, issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page F-3 of this Annual Report on Form 10‑K.

Remediation

Management is taking steps to remediate the ITGC deficiency and will continue to take measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include enhancing the existing IT compliance function with resources that have the experience and skillset to understand relevant risks to the IT system in order to develop processes and controls to respond to these risks.

Remediation Efforts Towards Prior Year Material Weaknesses

As discussed in our Annual Report on Form 10‑K filed for the year ended December 31, 2021, management had identified material weaknesses related to ineffective ITGCs in the areas of user access and program change management over certain IT Systems that support our financial reporting processes.

During 2022, we made progress towards remediation of the material weaknesses identified in the prior year. Specifically, management designed and documented ITGC processes and procedures over user access and change management controls and maintained evidence over the operation of these controls. While we have made progress on remediation plans, we require additional time to complete the design and implementation of our remediation plans and to demonstrate the effectiveness of our remediation efforts regarding user access and program change management.

The weakness will not be considered remediated until the applicable controls operate for a sufficient period-of-time and management has concluded, through testing, that the control objective is achieved and are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2023.

Changes in Internal Control Over Financial Reporting

Other than the material weakness identified during the quarter, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) or 15d‑15(f) of the Exchange Act) that occurred during the fourth quarter of December 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 30, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 30, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ichor Holdings, Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ichor Holdings, Ltd. and subsidiaries (the Company) as of December 30, 2022 and December 31, 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of excess and obsolete inventory

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company reported inventories of $283.7 million as of December 30, 2022, including an adjustment for excess and obsolete inventory of $17.5 million. The Company states its inventories at the lower of cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate excess and/or obsolete inventory is based on an analysis of existing inventory quantities on-hand compared to estimated future consumption. Future consumption is estimated based upon assumptions about how historical consumption, recent purchases, backlog and other factors indicate future consumption.

We identified the evaluation of excess and obsolete inventory as a critical audit matter. There was subjective auditor judgement in evaluating whether historical consumption and recent purchases reasonably indicate future consumption used by the Company in their determination that inventory is recorded at the lower of its cost or net realizable value.

The following are the primary procedures we performed to address the critical audit matter. We evaluated whether historical consumption and recent purchases reasonably indicate future consumption by (1) examining historical write-down trends; (2) inspecting publicly available industry and market information to assess relevant changes to the overall business environment; and (3) selected a sample of inventory items and for each selection we evaluated whether the historical data accurately supported the Company’s estimate of future consumption.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Portland, Oregon

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ichor Holdings, Ltd.:

Opinion on Internal Control Over Financial Reporting

We have audited Ichor Holdings, Ltd. and subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2022 and December 31, 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over a certain information technology (IT) system that supports the Company’s financial reporting processes has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Portland, Oregon

February 24, 2023

ICHOR HOLDINGS, LTD.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$86,470	$75,495
Accounts receivable, net	136,321	142,990
Inventories	283,660	236,133
Prepaid expenses and other current assets	7,007	8,153
Total current assets	513,458	462,771
Property and equipment, net	98,055	85,204
Operating lease right-of-use assets	40,557	29,790
Other noncurrent assets	12,926	9,166
Deferred tax assets, net	11,322	8,116
Intangible assets, net	72,022	89,927
Goodwill	335,402	335,902
Total assets	$1,083,742	$1,020,876
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$110,165	$159,727
Accrued liabilities	23,616	19,066
Other current liabilities	15,815	14,377
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	9,196	7,633
Total current liabilities	166,292	208,303
Long-term debt, less current portion, net	293,218	285,253
Lease liabilities, less current portion	31,828	22,354
Deferred tax liabilities, net	29	38
Other non-current liabilities	4,879	4,213
Total liabilities	496,246	520,161
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 28,861,949 and 28,551,160 shares outstanding, respectively; 33,299,388 32,988,599 shares issued, respectively)	3	3
Additional paid in capital	431,415	417,438
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	247,656	174,852
Total shareholders’ equity	587,496	500,715
Total liabilities and shareholders’ equity	$1,083,742	$1,020,876

See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Net sales	$1,280,069	$1,096,917	$914,236
Cost of sales	1,068,205	919,437	789,344
Gross profit	211,864	177,480	124,892
Operating expenses:
Research and development	19,564	15,691	13,361
Selling, general, and administrative	88,572	65,857	56,614
Amortization of intangible assets	17,905	14,918	13,365
Total operating expenses	126,041	96,466	83,340
Operating income	85,823	81,014	41,552
Interest expense, net	11,056	6,451	8,727
Other expense (income), net	(563)	807	534
Income before income taxes	75,330	73,756	32,291
Income tax expense (benefit)	2,526	2,857	(988)
Net income	$72,804	$70,899	$33,279
Net income per share:
Basic	$2.54	$2.51	$1.44
Diluted	$2.51	$2.45	$1.42
Shares used to compute net income per share:
Basic	28,714,550	28,259,607	23,172,961
Diluted	28,963,031	28,979,352	23,460,105

See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

			Additional				Total
	Ordinary Shares		Paid-In	Treasury Shares		Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance at December 27, 2019	22,618,708	$2	$242,318	4,437,439	$(91,578)	$70,674	$221,416
Ordinary shares issued, net of transaction costs	4,600,000	1	139,371	—	—	—	139,372
Ordinary shares issued from exercise of stock options	514,481	—	8,849	—	—	—	8,849
Ordinary shares issued from vesting of restricted share units	140,700	—	(1,829)	—	—	—	(1,829)
Ordinary shares issued from employee share purchase plan	33,188	—	727	—	—	—	727
Share-based compensation expense	—	—	9,875	—	—	—	9,875
Net income	—	—	—	—	—	33,279	33,279
Balance at December 25, 2020	27,907,077	3	399,311	4,437,439	(91,578)	103,953	411,689
Ordinary shares issued from exercise of stock options	410,558	—	8,288	—	—	—	8,288
Ordinary shares issued from vesting of restricted share units	164,613	—	(3,616)	—	—	—	(3,616)
Ordinary shares issued from employee share purchase plan	68,912	—	1,982	—	—	—	1,982
Share-based compensation expense	—	—	11,473	—	—	—	11,473
Net income	—	—	—	—	—	70,899	70,899
Balance at December 31, 2021	28,551,160	3	417,438	4,437,439	(91,578)	174,852	500,715
Ordinary shares issued from exercise of stock options	89,045	—	1,937	—	—	—	1,937
Ordinary shares issued from vesting of restricted share units	179,679	—	(2,813)	—	—	—	(2,813)
Ordinary shares issued from employee share purchase plan	42,065	—	929	—	—	—	929
Share-based compensation expense	—	—	13,924	—	—	—	13,924
Net income	—	—	—	—	—	72,804	72,804
Balance at December 30, 2022	28,861,949	$3	$431,415	4,437,439	$(91,578)	$247,656	$587,496

See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Cash flows from operating activities:
Net income	$72,804	$70,899	$33,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,100	25,992	24,246
Share-based compensation	13,924	11,473	9,875
Deferred income taxes	(3,215)	(1,863)	(1,687)
Amortization of debt issuance costs	465	883	968
(Gain) loss on sale of asset disposal group	—	(504)	3,575
Loss on extinguishment of debt	—	737	—
Other	—	484	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	6,669	(33,454)	(16,128)
Inventories	(47,527)	(89,249)	(8,527)
Prepaid expenses and other assets	4,508	786	(2,076)
Accounts payable	(50,175)	38,649	(14,509)
Accrued liabilities	3,648	(6,740)	7,722
Other liabilities	(4,748)	(2,821)	1,521
Net cash provided by operating activities	31,453	15,272	38,259
Cash flows from investing activities:
Capital expenditures	(29,433)	(20,839)	(10,301)
Cash paid for acquisitions, net of cash acquired	500	(268,766)	(5,035)
Purchase of marketable securities	—	(115,197)	—
Proceeds from maturities and sales of marketable securities	—	114,713	—
Proceeds from sale of property and equipment	—	504	739
Net cash used in investing activities	(28,933)	(289,585)	(14,597)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	—	—	139,372
Issuance of ordinary shares under share-based compensation plans	3,768	9,664	9,832
Employees' taxes paid upon vesting of restricted share units	(2,813)	(3,616)	(1,829)
Debt issuance and modification costs	—	(1,852)	—
Borrowings on revolving credit facility	25,000	137,591	30,000
Repayments on revolving credit facility	(10,000)	(41,753)	—
Proceeds from term loan	—	94,175	—
Repayments on term loan	(7,500)	(97,300)	(8,750)
Net cash provided by financing activities	8,455	96,909	168,625
Net increase (decrease) in cash	10,975	(177,404)	192,287
Cash at beginning of period	75,495	252,899	60,612
Cash at end of period	$86,470	$75,495	$252,899
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,590	$7,123	$8,235
Cash paid during the period for taxes, net of refunds	$3,285	$5,642	$250
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$1,543	$930	$369
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$17,889	$24,643	$642

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

Year End

We use a 52‑ or 53‑week fiscal year ending on the last Friday in December. The years ended December 30, 2022, December 31, 2021, and December 25, 2020 were 52 weeks, 53 weeks, and 52 weeks, respectively. All references to 2022, 2021, and 2020 are references to the fiscal years then ended.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from the estimates made by management. Significant estimates include inventory valuation, uncertain tax positions, fair value assigned to stock options granted, and impairment analyses for both definite‑lived intangible assets and goodwill.

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

Available-for-sale investments are subject to a periodic impairment review. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in accumulated other comprehensive income (loss). We have not recorded an allowance for credit losses in 2022 or 2021.

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

Concentrations

Financial instruments that subject us to credit risk consist of accounts receivable, accounts payable, and long-term debt. At December 30, 2022 and December 31, 2021, three and two customers represented, in the aggregate, approximately 70% and 60%, respectively, of the balance of accounts receivable.

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

We maintain cash balances at both United States-based and foreign-based commercial banks. Cash balances in the United States exceed amounts that are insured by the Federal Deposit Insurance Corporation (FDIC). The majority of the cash maintained in foreign-based commercial banks is insured by the government where the foreign banking institutions are based. Cash held in foreign-based commercial banks totaled $48.4 million and $41.5 million at December 30, 2022 and December 31, 2021, respectively, and at times exceeds insured amounts. No losses have been incurred as of December 30, 2022 or December 31, 2021 for amounts exceeding the insured limits.

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

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date

There were no changes to our valuation techniques during 2022. We estimate the recorded value of our financial assets and liabilities approximates fair value as of December 30, 2022 and December 31, 2021.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The majority of our inventories are valued on a standard cost basis, which approximates actual costs on a first-in, first-out basis. The remainder of our inventories are valued on an average cost basis, which approximates actual costs on a first-in, first-out basis. Quarterly, we assess the value of our inventory and periodically write it down for excess quantities or obsolescence to its estimated net realizable value. This assessment is based on estimated future consumption compared to inventory quantities on-hand. The estimate for future consumption is based on how assumptions of historical consumption, recency of purchases, backlog, and other factors indicate future consumption. Once the value of inventory is adjusted, the original cost of our inventory, less the write-down, represents its new cost basis.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset group. The projections are based on assumptions, judgments, and estimates of revenue growth rates for the related business; anticipated future economic, regulatory, and political conditions; the assignment of discount rates relative to risk; and estimates of terminal values. During 2022, 2021, and 2020, we did not identify any triggering events that would indicate impairment.

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

We performed a qualitative goodwill assessment at December 30, 2022 and December 31, 2021. This assessment indicated that it was more likely than not our reporting unit’s fair value exceeded its carrying value.

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

Note 2 – Acquisitions

IMG Companies, LLC

On November 19, 2021 we completed the acquisition, via merger, of IMG Companies, LLC and its subsidiaries (“IMG”), a California-based precision machining, specialty joining, and plating company for an aggregate purchase price of $269.5 million. IMG provides us increased capacity and capabilities in our precision machining business and expands our served customer base with new component and service offerings.

The following table presents the purchase price allocation.

Cash acquired	$1,234
Accounts receivable	8,559
Inventories	12,128
Prepaid expenses and other current assets	579
Property and equipment	33,067
Operating lease right-of-use assets	14,509
Intangible assets	65,000
Goodwill	160,515
Accounts payable	(3,853)
Accrued expenses	(5,620)
Other current liabilities	(2,109)
Lease liabilities	(14,509)
Total acquisition consideration	$269,500

We allocated $62.4 million to IMG’s customer relationships and $2.6 million to IMG’s order backlog with weighted average amortization periods of 10 years and 6 months, respectively. Goodwill recognized from the acquisition was primarily attributed to an assembled workforce and expected synergies. In connection with the acquisition, we incurred transaction costs of $0.2 million and $4.4 million in 2022 and 2021, respectively. The fair value adjustment to inventory as part of our purchase price allocation resulted in charges to cost of sales of $2.5 million and $1.4 million during 2022 and 2021, respectively. Total acquisition consideration reflects a $0.5 million reduction for a working capital adjustment that was finalized in 2022, prior to the end of the measurement period.

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

Note 3 – Inventories

Inventories consist of the following:

	December 30, 2022	December 31, 2021
Raw materials	$197,726	$159,366
Work in process	56,291	62,537
Finished goods	47,186	28,281
Excess and obsolete adjustment	(17,543)	(14,051)
Total inventories	$283,660	$236,133

The following table presents changes to our excess and obsolete adjustment:

Excess and obsolete adjustment
Balance at December 27, 2019	$(7,817)
Charge to cost of sales	(4,649)
Disposition of inventory	(276)
Balance at December 25, 2020	(12,742)
Charge to cost of sales	(1,942)
Disposition of inventory	633
Balance at December 31, 2021	(14,051)
Charge to cost of sales	(4,981)
Disposition of inventory	1,489
Balance at December 30, 2022	$(17,543)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 30, 2022	December 31, 2021
Machinery	$90,507	$80,953
Leasehold improvements	43,129	36,706
Computer software, hardware, and equipment	9,664	8,031
Office furniture, fixtures, and equipment	1,337	1,168
Vehicles	401	284
Construction-in-process	19,869	8,565
	164,907	135,707
Less accumulated depreciation	(66,852)	(50,503)
Total property and equipment, net	$98,055	$85,204

Depreciation expense for 2022, 2021, and 2020 was $17.2 million, $11.1 million, and $10.9 million, respectively.

Cloud Computing Implementation Costs

We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $8.1 million and $11.6 million as of December 30, 2022 and December 31, 2021, respectively, and is included in other assets on our consolidated balance sheets. The related amortization expense was $0.9 million and $0.3 million during 2022 and 2021, respectively, and is included in selling, general, and administrative expense on our consolidated statements of operations.

Note 5 – Intangible Assets and Goodwill

Definite-lived intangible assets consist of the following:

	December 30, 2022
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$117,022	$(51,337)	$—	$65,685	8.4 years
Developed technology	11,047	(4,710)	—	6,337	10.0 years
Total intangible assets	$128,069	$(56,047)	$—	$72,022

	December 31, 2021
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$146,569	$(65,953)	$—	$80,616	8.7 years
Developed technology	11,047	(3,483)	—	7,564	10.0 years
Order backlog	2,600	(853)	—	1,747	6 months
Total intangible assets	$160,216	$(70,289)	$—	$89,927

Future projected annual amortization expense consists of the following:

Future amortization expense
2023	$15,092
2024	8,555
2025	8,342
2026	7,760
2027	7,055
Thereafter	25,218
$72,022

The following tables present the changes to goodwill:

Goodwill
Balance at December 27, 2019	$173,010
Acquisitions	1,877
Balance at December 25, 2020	174,887
Acquisitions	161,015
Balance at December 31, 2021	335,902
Acquisitions	(500)
Balance at December 30, 2022	$335,402

Note 6 – Leases

We lease facilities under various non-cancellable operating leases expiring through 2031. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of December 30, 2022, we had no operating leases executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Operating lease cost	$8,760	$5,763	$5,397

Supplemental cash flow information related to leases is as follows:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,164	$5,477	$5,574

Supplemental balance sheet information related to leases is as follows:

	December 30, 2022	December 31, 2021
Weighted-average remaining lease term of operating leases	5.3 years	5.8 years
Weighted-average discount rate of operating leases	3.0%	2.4%

Future minimum lease payments under non-cancellable leases as of December 30, 2022 are as follows:

2023	$9,196
2024	8,613
2025	7,940
2026	7,471
2027	6,454
Thereafter	4,542
Total future minimum lease payments	44,216
Less imputed interest	(3,192)
Total lease liabilities	$41,024

Note 7 – Income Taxes

Income before tax was as follows:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
United States	$(353)	$13,435	$(2,558)
Foreign	75,683	60,321	34,849
Income before tax	$75,330	$73,756	$32,291

Significant components of income tax expense (benefit) consist of the following:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Current:
Federal	$1,605	$430	$(1,103)
State	912	1,524	341
Foreign	3,224	2,766	1,461
Total current tax expense	5,741	4,720	699
Deferred:
Federal	(2,604)	(889)	(1,321)
State	(45)	(771)	(196)
Foreign	(566)	(203)	(170)
Total deferred tax benefit	(3,215)	(1,863)	(1,687)
Income tax expense (benefit)	$2,526	$2,857	$(988)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) consist of the following:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Effective rate reconciliation:
U.S. federal tax expense	$15,819	$15,489	$6,781
State income taxes, net	752	577	105
Permanent items	248	680	298
Foreign rate differential	(2,595)	(1,897)	(1,325)
Tax holiday	(11,676)	(9,653)	(5,911)
Credits	(1,882)	(1,647)	(1,411)
Tax contingencies	462	482	80
Share-based compensation	166	(2,640)	(1,002)
Withholding tax	1,170	1,044	819
Other, net	112	385	330
Valuation allowance	(50)	37	248
Income tax expense (benefit)	$2,526	$2,857	$(988)

Deferred income tax assets and liabilities consist of the following:

	December 30, 2022	December 31, 2021
Deferred tax assets:
Inventory	$6,648	$4,643
Share-based compensation	3,027	2,551
Accrued payroll	1,942	2,140
Net operating loss carryforwards	528	816
Tax credits	2,525	5,103
Capitalized research expenses	3,746	—
Intercompany interest	2,341	1,907
Operating lease liabilities	10,247	7,450
Other assets	1,531	755
Deferred tax assets	32,535	25,365
Valuation allowance	(507)	(556)
Total deferred tax assets	32,028	24,809
Deferred tax liabilities:
Intangible assets	(3,245)	(3,265)
Property, plant and equipment	(7,091)	(5,928)
Operating lease right-of-use assets	(10,122)	(7,409)
Other liabilities	(277)	(129)
Total deferred tax liabilities	(20,735)	(16,731)
Net deferred tax asset	$11,293	$8,078

At December 30, 2022, we had federal, state, and foreign net operating loss carryforwards of zero, $2.1 million, and $1.7 million respectively. The state and foreign net operating loss carryforwards, if not utilized, will begin to expire in 2032, and 2029, respectively. At December 30, 2022, we had federal research and development credits of $0.2 million. The federal research and development credits, if not utilized, will begin to expire in 2042.

We have determined the amount of our valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. As of December 30, 2022, we believe it is more-likely-than-not that we will realize our deferred tax assets, with the exception of certain state and foreign net operating loss carryforwards we believe are not likely to be realized within the carryforward period.

In December 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted. The 2017 Tax Act included a number of changes including a provision that required capitalization and amortization of research and development costs beginning in 2022. Prior to 2022 research and development costs could be either expensed or capitalized. Accordingly, we began capitalizing research and development costs in 2022.

We were granted a tax holiday for our Singapore operations that is effective through 2026. The net impact of the tax holiday in Singapore as compared to the Singapore statutory rate was a benefit of $11.7 million, $9.7 million, and $5.9 million during 2022, 2021, and 2020, respectively. Our income tax fluctuates based on the geographic mix of earnings and is calculated quarterly based on actual results pursuant to ASC Topic 740‑270.

As of December 30, 2022, we have recognized $3.6 million of unrecognized tax benefits in other non-current liabilities in our consolidated balance sheet. If recognized, $1.8 million of this amount would impact our effective tax rate. We expect a decrease of $0.1 million to the total amount of unrecognized tax benefits within the next twelve months.

Our ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within our statements of operations in income tax expense (benefit). At December 30, 2022, other non-current liabilities on our balance sheet included approximately zero and $0.7 million of interest and penalties, respectively, associated with uncertain tax positions, which are excluded from the unrecognized tax benefits table below.

The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits
Balance at December 27, 2019	$1,860
Increase related to current year tax positions	378
Increase related to prior year tax positions	484
Decrease in tax positions related to lapse of statute of limitations	(232)
Balance at December 25, 2020	2,490
Increase related to current year tax positions	597
Decrease in tax positions related to lapse of statute of limitations	(92)
Balance at December 31, 2021	2,995
Increase related to current year tax positions	689
Decrease in tax positions related to lapse of statute of limitations	(89)
Balance at December 30, 2022	$3,595

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

Our three major filing jurisdictions are the United States, Singapore, and Malaysia. We are no longer subject to U.S. Federal examination for tax years ending before 2017, to state examinations before 2018, or to foreign examinations before 2018. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward. At December 30, 2022, we were not under examination by a tax authority.

Note 8 – Employee Benefit Programs

401(k) Plan

We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. For 2022, 2021, and 2020, matching contributions were $3.0 million, $2.2 million, and $1.9 million, respectively.

Note 9 – Long-Term Debt

Long-term debt consists of the following:

	December 30, 2022	December 31, 2021
Term loan	$142,500	$150,000
Revolving credit facility	160,000	145,000
Total principal amount of long-term debt	302,500	295,000
Less unamortized debt issuance costs	(1,782)	(2,247)
Total long-term debt, net	300,718	292,753
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$293,218	$285,253

Maturities of long-term debt consist of the following:

2023	$7,500
2024	7,500
2025	7,500
2026	280,000
Total	$302,500

The weighted average interest rate across our credit facilities was 3.37%, 2.74%, and 3.75% during 2022, 2021, and 2020, respectively.

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

Our credit agreement is secured by our tangible and intangible assets and includes customary representations, warranties, and covenants. We are required to maintain a minimum fixed charge coverage ratio of 1.25 : 1 and a maximum leverage ratio of 3.50 : 1.

Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield Index (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The BSBY Rate is equal to BSBY for a particular tenor matching the respective interest period. The applicable margin on Base Rate and BSBY Rate loans is 0.375‑1.375% and 1.375‑2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12‑month EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175%-0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than 3 months. At December 30, 2022, our credit facilities bore interest under the BSBY rate option of 5.97%.

Note 10 – Shareholders’ Equity

Public Offering of Shares

On December 14, 2020, we completed an underwritten public offering of 4.6 million ordinary shares with net proceeds of $139.4 million, after deducting the underwriting discount of $1.35 per share and incremental offering expenses of $0.5 million.

Note 11 – Share-Based Compensation

2016 Plan

In December 2016, we adopted the 2016 Omnibus Incentive Plan (“the 2016 Plan”). The 2016 Plan provides for grants of share‑based awards to employees, directors, and consultants. Under the 2016 Plan, 1,888,000 ordinary shares were reserved for issuance. The number of shares reserved for issuance under the 2016 Plan increases annually beginning in fiscal year 2018 by the lesser of (i) 2% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year or (ii) such amount determined by our Board of Directors. Awards may be in the form of share call options (“options”), restricted share units (“RSUs”), and other share‑based awards. Forfeited or expired awards are returned to the incentive plan pool for future grants.

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $13.9 million, $11.5 million, and $9.9 million during 2022, 2021, and 2020, respectively.

Stock Options

Options are valued based on the Black-Scholes-Merton model on the date of grant. The risk-free interest rate is based on the U.S. Treasury rates in effect on the date of grant. Estimated volatility is based on the historical volatility of our ordinary shares. Options generally vest over 4 years, with 25% vesting on the first grant-date anniversary and the remaining vesting on a quarterly basis over the remaining 3 years. Options granted under the 2016 Plan have a contractual term of 7 years.

The table below sets forth the weighted average assumptions used to measure the fair value of options granted:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Weighted average expected term	--	--	5 years
Risk-free interest rate	--	--	0.5%
Dividend yield	--	--	0.0%
Volatility	--	--	61.5%

The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 31, 2021	921,469	$23.20
Granted	—	$—
Exercised	(89,045)	$21.76
Forfeited or expired	(27,309)	$23.53
Outstanding, December 30, 2022	805,115	$23.35	2.9 years	$3,124
Exercisable, December 30, 2022	693,579	$23.29	2.7 years	$2,686

Fair value information for options granted and the intrinsic value of options exercised are as follows:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Weighted average grant-date fair value of options granted	--	--	$12.10
Total intrinsic value of options exercised	$1,232	$11,859	$7,292

At December 30, 2022, total unrecognized share-based compensation expense relating to options was $1.1 million, with a weighted average remaining service period of 1.0 years.

Restricted Share Units

RSUs are valued based on the closing market price of our ordinary shares on the date of grant. RSUs that vest pursuant to a service condition generally vest over 4 years, with 25% vesting on the first grant-date anniversary and the remaining vesting on a quarterly basis over the remaining 3 years. RSUs that vest pursuant to a performance condition are generally earned over 3 years, depending on the achievement of certain financial and non-financial targets, and vest on or around the third grant-date anniversary. RSUs that vest pursuant to a market condition are valued based on a Monte Carlo simulation model and generally earned over 3 years based on a relative total shareholder return model and vest on or around the third grant-date anniversary. Upon vesting of RSUs, employees may elect to have shares withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares were never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 31, 2021	559,310	9,716	14,572	$37.05
Granted	707,839	47,846	71,770	$27.24
Vested	(266,843)	—	—	$35.39
Forfeited	(139,711)	—	—	$30.93
Unvested, December 30, 2022	860,595	57,562	86,342	$30.26

Fair value information for RSUs granted and vested is as follows:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Weighted average grant-date fair value per share of RSUs granted	$27.24	$49.59	$24.50
Total grant-date fair value of shares vested	$9,644	$5,871	$4,731

At December 30, 2022, total unrecognized share-based compensation expense relating to RSUs was $24.7 million, with a weighted average remaining service period of 2.7 years.

2017 ESPP

In May 2017, we adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP grants employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of our ordinary shares on the first or last day of each 6 month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31, or the next business day if such date is not a business day. Shares are purchased on the last day of the purchase period. As of December 30, 2022, 2.2 million ordinary shares remained eligible for issuance under the 2017 ESPP.

The table below sets forth the weighted average assumptions used to measure the fair value of 2017 ESPP rights:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Weighted average expected term	0.5 years	0.5 years	0.5 years
Risk-free interest rate	1.4%	0.1%	0.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility	63.8%	63.7%	60.1%

We recognize share-based compensation expense associated with the 2017 ESPP over the duration of the purchase period. We recognized $1.0 million, $0.6 million, and $0.4 million of share-based compensation expense associated with the 2017 ESPP during 2022, 2021, and 2020, respectively. At December 30, 2022, there was no unrecognized share-based compensation expense.

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

The following table sets forth sales by geographic area, which represents sales to unaffiliated customers based upon the location to which the products were shipped:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
United States of America	$572,129	$544,109	$490,965
Singapore	460,569	383,278	303,444
Europe	109,547	78,745	70,915
Other	137,824	90,785	48,912
Total net sales	$1,280,069	$1,096,917	$914,236

The following table sets forth our two major customers, which comprised 79%, 85%, and 87% of net sales in 2022, 2021, and 2020, respectively:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Lam Research	$616,391	$579,009	$475,933
Applied Materials	$396,261	$352,077	$316,082

Foreign long-lived assets, exclusive of deferred tax assets, were $52.8 million and $38.4 million at December 30, 2022 and December 31, 2021, respectively.

Note 13 – Earnings per Share

The following table sets forth the computation of our basic and diluted net income (loss) per share and a reconciliation of the numerator and denominator used in the calculation:

	Year Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Numerator:
Net income	$72,804	$70,899	$33,279
Denominator:
Basic weighted average ordinary shares outstanding	28,714,550	28,259,607	23,172,961
Dilutive effect of options	165,855	480,790	221,565
Dilutive effect of RSUs	74,853	237,357	61,761
Dilutive effect of ESPP	7,773	1,598	3,818
Diluted weighted average ordinary shares outstanding	28,963,031	28,979,352	23,460,105
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	959,000	273,000	1,430,000
Earnings per share:
Net income:
Basic	$2.54	$2.51	$1.44
Diluted	$2.51	$2.45	$1.42

(1)	Represents potentially dilutive options and RSUs that were excluded from the calculation of net income per share, because including them would have been antidilutive under the treasury stock method.

EXHIBIT INDEX

The following exhibits are filed with this Form 10‑K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

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

3.1*	Amended and Restated Memorandum and Articles of Association of Ichor Holdings, Ltd., effective as of May 24, 2022.
4.1*	Description of Securities of Ichor Holdings, Ltd.
10.1

Amended and Restated Credit Agreement, dated as of October 29, 2021, by and among Icicle Acquisition Holding B.V., Ichor Holdings, LLC, and Ichor Systems, Inc. as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on February 28, 2022).

10.2+

Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.11 to Ichor Holdings, Ltd.’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.3+

Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 to Ichor Holdings, Ltd.’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.4+

Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to Ichor Holdings, Ltd.’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.5+

Form of Nonqualifed Stock Option Agreement (Incorporated by reference to Exhibit 10.14 to Ichor Holdings, Ltd.’s Amendment No. 2 Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 29, 2016).

10.6+

Offer Letter, dated as of January 8, 2013, by and between Ichor Systems, Inc. and Philip Barros (Incorporated by reference to Exhibit 10.16 to Ichor Holdings, Ltd.’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

10.7+

Offer Letter, dated as of September 30, 2015, by and between Ichor Systems, Inc. and Philip Barros (Incorporated by reference to Exhibit 10.17 to Ichor Holdings, Ltd.’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on November 14, 2016).

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

10.11+

Letter Agreement, dated December 23, 2021 between Ichor Systems, Inc. and Thomas Rohrs (Incorporated by reference to Exhibit 10.11 to Ichor Holdings, Ltd.’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on February 28, 2022).

10.12+

Offer letter, dated November 15, 2022, between Ichor Systems, Inc. and Bruce Ragsdale (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on November 28, 2022).

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

32.2**

Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes‑Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
+	A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S‑K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2023	ICHOR HOLDINGS, LTD.

	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Jeffrey S. Andreson Jeffrey S. Andreson	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023

/s/ Larry J. Sparks Larry J. Sparks	Chief Financial Officer (Principal Accounting and Financial Officer)	February 24, 2023

/s/ Thomas M. Rohrs Thomas M. Rohrs	Executive Chairman and Director	February 24, 2023

/s/ Iain MacKenzie	Lead Independent Director	February 24, 2023
Iain MacKenzie

/s/ Marc Haugen Marc Haugen	Director	February 24, 2023

/s/ John Kispert	Director	February 24, 2023
John Kispert

/s/ Laura Black Laura Black	Director	February 24, 2023

/s/ Wendy Arienzo Wendy Arienzo	Director	February 24, 2023

/s/ Sarah O’Dowd	Director	February 24, 2023
Sarah O’Dowd

/s/ Jorge Titinger	Director	February 24, 2023
Jorge Titinger

/s/ Yuval Wasserman	Director	February 24, 2023
Yuval Wasserman