Form 10-Q
period 2023-03-31
ICHOR HOLDINGS, LTD.
filed 2023-05-10
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission File Number: 001-37961
_________________________________________________________________________________________________________________________
ICHOR HOLDINGS, LTD.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of May 5, 2023, the registrant had 29,055,904 ordinary shares, $0.0001 par value per share, outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$68,837	$86,470
Accounts receivable, net	122,693	136,321
Inventories	271,538	283,660
Prepaid expenses and other current assets	6,530	7,007
Total current assets	469,598	513,458
Property and equipment, net	101,481	98,055
Operating lease right-of-use assets	40,609	40,557
Other noncurrent assets	12,660	12,926
Deferred tax assets, net	12,345	11,322
Intangible assets, net	68,056	72,022
Goodwill	335,402	335,402
Total assets	$1,040,151	$1,083,742
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$68,030	$110,165
Accrued liabilities	21,417	23,616
Other current liabilities	11,821	15,815
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	9,457	9,196
Total current liabilities	118,225	166,292
Long-term debt, less current portion, net	291,459	293,218
Lease liabilities, less current portion	31,988	31,828
Deferred tax liabilities, net	29	29
Other non-current liabilities	4,986	4,879
Total liabilities	446,687	496,246
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 29,034,946 and 28,861,949 shares outstanding, respectively; 33,472,385 and 33,299,388 shares issued, respectively)	3	3
Additional paid in capital	437,388	431,415
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	247,651	247,656
Total shareholders’ equity	593,464	587,496
Total liabilities and shareholders’ equity	$1,040,151	$1,083,742
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net sales	$225,870	$293,146
Cost of sales	192,630	249,214
Gross profit	33,240	43,932
Operating expenses:
Research and development	4,313	4,851
Selling, general, and administrative	20,167	23,267
Amortization of intangible assets	3,966	5,349
Total operating expenses	28,446	33,467
Operating income	4,794	10,465
Interest expense, net	4,550	1,532
Other expense, net	784	84
Income (loss) before income taxes	(540)	8,849
Income tax expense (benefit)	(535)	810
Net income (loss)	$(5)	$8,039
Net income (loss) per share
Basic	$0.00	$0.28
Diluted	$0.00	$0.28
Shares used to compute Net income (loss) per share:
Basic	28,984,878	28,592,629
Diluted	28,984,878	29,023,455
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending March 31, 2023	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 30, 2022	28,861,949	$3	$431,415	4,437,439	$(91,578)	$247,656	$587,496
Ordinary shares issued from exercise of stock options	92,766	—	2,126	—	—	—	2,126
Ordinary shares issued from vesting of restricted share units	32,527	—	(692)	—	—	—	(692)
Ordinary shares issued from employee share purchase plan	47,704	—	902	—	—	—	902
Share-based compensation expense	—	—	3,637	—	—	—	3,637
Net loss	—	—	—	—	—	(5)	(5)
Balance at March 31, 2023	29,034,946	$3	$437,388	4,437,439	$(91,578)	$247,651	$593,464

For the three months ending April 1, 2022	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	28,551,160	$3	$417,438	4,437,439	$(91,578)	$174,852	$500,715
Ordinary shares issued from exercise of stock options	42,753	—	955	—	—	—	955
Ordinary shares issued from vesting of restricted share units	34,994	—	(777)	—	—	—	(777)
Share-based compensation expense	—	—	2,897	—	—	—	2,897
Net income	—	—	—	—	—	8,039	8,039
Balance at April 1, 2022	28,628,907	$3	$420,513	4,437,439	$(91,578)	$182,891	$511,829
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net income (loss)	$(5)	$8,039
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,489	9,315
Share-based compensation	3,637	2,897
Deferred income taxes	(1,023)	(37)
Amortization of debt issuance costs	116	117
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	13,628	(10,544)
Inventories	12,122	(27,718)
Prepaid expenses and other assets	2,705	(650)
Accounts payable	(43,018)	(18,209)
Accrued liabilities	(1,797)	2,182
Other liabilities	(5,727)	(1,670)
Net cash used in operating activities	(10,873)	(36,278)
Cash flows from investing activities:
Capital expenditures	(6,819)	(3,417)
Net cash used in investing activities	(6,819)	(3,417)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	2,626	1,368
Employees' taxes paid upon vesting of restricted share units	(692)	(777)
Repayments on term loan	(1,875)	(1,875)
Net cash provided by (used in) financing activities	59	(1,284)
Net decrease in cash	(17,633)	(40,979)
Cash at beginning of period	86,470	75,495
Cash at end of period	$68,837	$34,516
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,745	$1,395
Cash paid during the period for taxes, net of refunds	$104	$106
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$2,426	$2,278
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$2,261	$6,067
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Notes to Consolidated Financial Statements
(dollar figures in tables in thousands, except per share amounts)
(unaudited)

Note 1 – Basis of Presentation and Selected Significant Accounting Policies
Basis of Presentation
These consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. All dollar figures presented in tables in the notes to consolidated financial statements are in thousands, except per share amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 30, 2022.
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 29, 2023 and December 30, 2022 each are 52 weeks. References to 2023 and 2022 relate to the fiscal years then ended. The three-month periods ended March 31, 2023 and April 1, 2022 each are 13 weeks. References to the first quarter of 2023 and 2022 relate to the three-month periods then ended.
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
Contract balances – Accounts receivable represents our unconditional right to receive consideration from our customers. Accounts receivable are carried at invoice price less an estimate for doubtful accounts and estimated payment discounts. Payment terms vary by customer but are generally due within 15-60 days. Historically, we have not incurred significant payment issues with our customers. We had no significant contract assets or liabilities on our consolidated balance sheets in any of the periods presented.
Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021‑08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. We adopted the ASU on the first day of 2023 and it did not have a material impact on our consolidated financial statements.

Note 2 – Inventories
Inventories consist of the following:

	March 31, 2023	December 30, 2022
Raw materials	$196,504	$197,726
Work in process	39,733	56,291
Finished goods	54,306	47,186
Excess and obsolete adjustment	(19,005)	(17,543)
Total inventories	$271,538	$283,660

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	March 31, 2023	December 30, 2022
Machinery	$96,338	$90,507
Leasehold improvements	43,556	43,129
Computer software, hardware, and equipment	10,053	9,664
Office furniture, fixtures, and equipment	1,354	1,337
Vehicles	401	401
Construction-in-process	21,510	19,869
	173,212	164,907
Less accumulated depreciation	(71,731)	(66,852)
Total property and equipment, net	$101,481	$98,055
Depreciation expense was $4.3 million and $4.0 million for the first quarter of 2023 and 2022, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $11.4 million and $11.6 million as of March 31, 2023 and December 30, 2022, respectively, and is included in other assets on our consolidated balance sheets. The related amortization expense was $0.2 million and $0.2 million during the first quarter of 2023 and 2022, respectively, and is included in selling, general, and administrative expense on our consolidated statements of operations.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	March 31, 2023
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	117,022	(55,202)	—	61,820	8.4 years
Developed technology	11,047	(4,811)	—	6,236	10.0 years
Total intangible assets	$128,069	$(60,013)	$—	$68,056

	December 30, 2022
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	117,022	(51,337)	—	65,685	8.4 years
Developed technology	11,047	(4,710)	—	6,337	10.0 years
Total intangible assets	$128,069	$(56,047)	$—	$72,022

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
The components of lease expense are as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
Operating lease cost	$2,411	$2,045
Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,237	$1,823
Supplemental balance sheet information related to leases is as follows:

	March 31, 2023	December 30, 2022
Weighted-average remaining lease term of operating leases	5.2 years	5.3 years
Weighted-average discount rate of operating leases	3.2%	3.0%
Future minimum lease payments under non-cancelable leases are as follows as of March 31, 2023:

2023, remaining	$7,117
2024	9,074
2025	8,418
2026	7,968
2027	6,968
Thereafter	5,367
Total future minimum lease payments	44,912
Less imputed interest	(3,467)
Total lease liabilities	$41,445

Note 6 – Income Taxes
Income tax information for the periods reported is as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
Income tax expense (benefit)	$(535)	$810
Income (loss) before income taxes	$(540)	$8,849
Effective income tax rate	99.1%	9.2%
Our effective tax rates for the three months ended March 31, 2023 and April 1, 2022 differ from the statutory rate primarily due to taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore. Our effective tax rate of 99.1% for the first quarter of 2023 is primarily due to projected pre-tax loss in the U.S. for 2023, which generates tax benefits, partially offset by projected pre-tax income in Singapore, our primary source of non-U.S. pre-tax income and for which we participate in a tax holiday through 2026.
The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.5 million at March 31, 2023. The related interest and penalties were insignificant. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.
As of March 31, 2023, we were under examination by the Inland Revenue Board of Malaysia for the years 2016 to 2020.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.9 million and $1.0 million for the first quarter of 2023 and 2022, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	March 31, 2023	December 30, 2022
Term loan	$140,625	$142,500
Revolving credit facility	160,000	160,000
Total principal amount of long-term debt	300,625	302,500
Less unamortized debt issuance costs	(1,666)	(1,782)
Total long-term debt, net	298,959	300,718
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$291,459	$293,218
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

Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The applicable margin on Base Rate and BSBY Rate loans is 0.375-1.375% and 1.375-2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175%-0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY Rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than 3 months. At March 31, 2023, our credit facilities bore interest under the BSBY rate option of 6.51%.

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
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $3.6 million and $2.9 million for the first quarter of 2023 and 2022.
Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 30, 2022	805,115	$23.35
Granted	—	$0.00
Exercised	(92,766)	$22.91
Forfeited or expired	(1,444)	$22.18
Outstanding, March 31, 2023	710,905	$23.41	2.6 years	$6,634
Exercisable, March 31, 2023	634,134	$23.36	2.4 years	$5,951
Restricted Share Units
The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 30, 2022	860,595	57,562	86,342	$30.26
Granted	69,675	—	—	$27.04
Vested	(51,938)	—	—	$33.57
Forfeited	(11,936)	—	—	$31.81
Unvested, March 31, 2023	866,396	57,562	86,342	$29.78

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
As of March 31, 2023, approximately 2.2 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 31, 2023	April 1, 2022
Numerator:
Net income (loss)	$(5)	$8,039
Denominator:
Basic weighted average ordinary shares outstanding	28,984,878	28,592,629
Dilutive effect of options	—	292,828
Dilutive effect of RSUs	—	135,860
Dilutive effect of ESPP	—	2,138
Diluted weighted average ordinary shares outstanding	28,984,878	29,023,455
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	1,879,000	267,000
Net income (loss) per share:
Basic	$0.00	$0.28
Diluted	$0.00	$0.28
(1)Represents potentially dilutive options and RSUs excluded from the calculation of diluted weighted average ordinary shares outstanding, because including them would have been antidilutive under the treasury stock method.

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

Sales by geographic area represents sales to unaffiliated customers based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended
	March 31, 2023	April 1, 2022
United States of America	$89,052	$142,470
Singapore	82,286	103,295
Europe	29,986	24,392
Other	24,546	22,989
Total net sales	$225,870	$293,146
Foreign long-lived assets, exclusive of deferred tax assets, were $52.5 million and $52.8 million at March 31, 2023 and December 30, 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include economic downturns and market conditions beyond our control, including periods of inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain, export restrictions, and any disruptions in European economies as a result of the conflict in Ukraine; the quality of global financial markets; our dependence on expenditures by manufacturers in the semiconductor capital equipment industry; our reliance on a very small number of original equipment manufacturer customers for a significant portion of our sales; our customers’ significant negotiating leverage; competition in our industry; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our 2022 Annual Report on Form 10‑K and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in Part I – Item 1A. Risk Factors to our 2022 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
The following table summarizes key financial information for the periods indicated. Amounts are presented in accordance with GAAP unless explicitly identified as being a non-GAAP metric. For a description of our non-GAAP metrics and reconciliations to the most comparable GAAP metrics, please refer below to the section entitled Non-GAAP Financial Results within this report.

	Three Months Ended
	March 31, 2023	April 1, 2022
	(dollars in thousands, except per share amounts)
Net sales	$225,870	$293,146
Gross margin	14.7%	15.0%
Non-GAAP gross margin	15.5%	16.0%
Operating margin	2.1%	3.6%
Non-GAAP operating margin	6.1%	8.4%
Net income (loss)	$(5)	$8,039
Non-GAAP net income	$11,128	$20,178
Diluted EPS	$0.00	$0.28
Non-GAAP diluted EPS	$0.38	$0.70

Macroeconomic Conditions and Business Update
In the first quarter of 2023, customer demand weakened due to overall reductions in spending for semiconductor capital equipment, the primary industry in which we operate. Many macroeconomic factors may have contributed to this reduced spending environment, including persistent levels of high inflation, higher interest rates, foreign currency rate fluctuations, supply chain disruptions, and reduced consumer confidence. Additionally, increased export controls for semiconductor-related goods and services shipped to China and delayed business investment in electronic memory capacity had varying levels of unfavorable consequences to our business.
To help mitigate these impacts and to better align our resources and cost structure with current and expected future levels of business, we initiated labor and other cost reduction initiatives starting in the fourth quarter of 2022 and continuing through the first quarter of 2023. As a result of these programs, we incurred severance charges of $1.1 million and $1.3 million in the fourth quarter of 2022 and first quarter of 2023, respectively. While challenging macroeconomic conditions have impacted our business and customers in the near-term, we believe demand for semiconductors, semiconductor equipment, and our products will return to growth and expect healthy long-term industry growth in the future.
Additionally, increased borrowing rates due to tightening monetary policy have increased our debt-service costs, as the interest on our outstanding indebtedness is variable (refer above to Part I – Item 1. Financial Statements (Unaudited) – Note 8—Long-Term Debt). An analysis of the changes in our debt-service cost is provided below under the heading Comparison of the three months ended March 31, 2023 and April 1, 2022 – Interest expense, net.

Results of Operations
The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands
Net sales	$225,870	$293,146
Cost of sales	192,630	249,214
Gross profit	33,240	43,932
Operating expenses:
Research and development	4,313	4,851
Selling, general, and administrative	20,167	23,267
Amortization of intangible assets	3,966	5,349
Total operating expenses	28,446	33,467
Operating income	4,794	10,465
Interest expense, net	4,550	1,532
Other expense, net	784	84
Income (loss) before income taxes	(540)	8,849
Income tax expense (benefit)	(535)	810
Net income (loss)	$(5)	$8,039
The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended
	March 31, 2023	April 1, 2022

Net sales	100.0	100.0
Cost of sales	85.3	85.0
Gross profit	14.7	15.0
Operating expenses:
Research and development	1.9	1.7
Selling, general, and administrative	8.9	7.9
Amortization of intangible assets	1.8	1.8
Total operating expenses	12.6	11.4
Operating income	2.1	3.6
Interest expense, net	2.0	0.5
Other expense, net	0.3	0.0
Income (loss) before income taxes	(0.2)	3.0
Income tax expense (benefit)	(0.2)	0.3
Net income (loss)	—	2.7

Comparison of the three months ended March 31, 2023 and April 1, 2022
Net sales

	Three Months Ended		Change
	March 31, 2023	April 1, 2022	Amount	%
	(dollars in thousands)
Net sales	$225,870	$293,146	$(67,276)	(22.9)%
The decrease in net sales from the three months ended April 1, 2022 to the three months ended March 31, 2023 was primarily due to reduced customer demand stemming from reduced spending within the semiconductor capital equipment industry. Further detail is provided above under the section entitled Macroeconomic Conditions and Business Update.
Cost of sales, Gross profit, and Gross Margin

	Three Months Ended		Change
	March 31, 2023	April 1, 2022	Amount	%
	(dollars in thousands)
Cost of sales	$192,630	$249,214	$(56,584)	(22.7)%
Gross profit	$33,240	$43,932	$(10,692)	(24.3)%
Gross margin	14.7%	15.0%		-30	bps
The decrease in the gross amounts of cost of sales and gross profit from the three months ended April 1, 2022 to the three months ended March 31, 2023 was primarily due to the factors mentioned in the commentary above under the heading, “Net Sales.”
The decrease in gross margin from the three months ended April 1, 2022 to the three months ended March 31, 2023 was primarily due to reduced factory utilization as a result of lower volume due to reduced customer demand.
Research and development

	Three Months Ended		Change
	March 31, 2023	April 1, 2022	Amount	%
	(dollars in thousands)
Research and development	$4,313	$4,851	$(538)	(11.1)%
The decrease in research and development expenses from the three months ended April 1, 2022 to the three months ended March 31, 2023 was primarily due to reduced employee-related expense.

Selling, general, and administrative

	Three Months Ended		Change
	March 31, 2023	April 1, 2022	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$20,167	$23,267	$(3,100)	(13.3)%
The decrease in selling, general, and administrative expense from the three months ended April 1, 2022 to the three months ended March 31, 2023 was primarily due to a $3.1 million loss accrual recorded in the first quarter of 2022 relating to an expected settlement of an employment-related legal matter and reduced employee-related expenses, inclusive of share-based compensation expense, of $0.5 million, partially offset by increased software and IT system costs of $0.5 million.
Amortization of intangible assets

	Three Months Ended		Change
	March 31, 2023	April 1, 2022	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$3,966	$5,349	$(1,383)	(25.9)%
The decrease in amortization expense from the three months ended April 1, 2022 to the three months ended March 31, 2023 was primarily due to certain intangible assets becoming fully amortized in 2022.
Interest expense, net

	Three Months Ended		Change
	March 31, 2023	April 1, 2022	Amount	%
	(dollars in thousands)
Interest expense, net	$4,550	$1,532	$3,018	197.0%
Weighted average borrowings outstanding	$302,479	$294,959	$7,520	2.5%
Weighted average borrowing rate	6.10%	1.83%		+427 bps
The increase in interest expense, net from the three months ended April 1, 2022 to the three months ended March 31, 2023 was due to an increase in our average amount borrowed and an increase in our weighted average borrowing rate. The increase in the average amount borrowed was due to a net draw on our revolving credit facility of $15.0 million in the second quarter of 2022, partially offset by quarterly term loan payments. The increase in our weighted average borrowing rate is due to increased risk-free, short-term borrowing rates as a result of tightening monetary policy, which impacts BSBY, the variable component of our borrowing rate under our credit facilities.

Other expense, net

	Three Months Ended		Change
	March 31, 2023	April 1, 2022	Amount	%
	(dollars in thousands)
Other expense, net	$784	$84	$700	833.3%
The change in other expense, net from the three months ended April 1, 2022 to the three months ended March 31, 2023 was primarily due to currency exchange rate fluctuations during the quarter, reflecting a strengthening U.S. dollar against local currency payables of our foreign operations.
Income tax expense (benefit)

	Three Months Ended		Change
	March 31, 2023	April 1, 2022	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$(535)	$810	$(1,345)	n/m
Income (loss) before income taxes	$(540)	$8,849	$(9,389)	n/m
Effective income tax rate	99.1%	9.2%		+8,990 bps
The decrease in income tax expense from the three months ended April 1, 2022 to the three months ended March 31, 2023 was primarily due to decreased taxable income in the U.S.

Non‑GAAP Financial Results
Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP gross profit, operating income, and net income are defined as: gross profit, operating income, or net income (loss), respectively, excluding (1) amortization of intangible assets, share-based compensation expense, and discrete or infrequent charges and gains that are outside of normal business operations, including acquisition-related costs, contract and legal settlement gains and losses, facility shutdown costs, and severance costs associated with reduction-in-force programs, to the extent they are present in gross profit, operating income, and net income (loss), respectively; and (2) the tax impacts associated with these non-GAAP adjustments, as well as non-recurring discrete tax items. Non-GAAP diluted earnings per share ("EPS") is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period. Non-GAAP gross margin and non-GAAP operating margin are defined as non-GAAP gross profit and non-GAAP operating income, respectively, divided by net sales.
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

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(dollars in thousands)
U.S. GAAP gross profit	$33,240	$43,932
Non-GAAP adjustments:
Share-based compensation	421	551
Fair value adjustment to inventory from acquisitions (1)	—	2,492
Other (2)	1,287	—
Non-GAAP gross profit	$34,948	$46,975
U.S. GAAP gross margin	14.7%	15.0%
Non-GAAP gross margin	15.5%	16.0%
(1)As part of the purchase price allocation of our acquisition of IMG Companies, LLC (“IMG”) in November 2021, we recorded acquired-inventories at fair value, resulting in a fair value step-up. This amount represents the release of the step-up to cost of sales as acquired-inventories were sold.
(2)Included in this amount are severance costs associated with our global reduction-in-force programs.
The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from operating income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(dollars in thousands, except per share amounts)
U.S. GAAP operating income	$4,794	$10,465
Non-GAAP adjustments:
Amortization of intangible assets	3,966	5,349
Share-based compensation	3,637	2,897
Settlement loss (1)	—	3,100
Fair value adjustment to inventory from acquisitions (2)	—	2,492
Acquisition costs (3)	—	275
Other (4)	1,324	—
Non-GAAP operating income	$13,721	$24,578
U.S. GAAP operating margin	2.1%	3.6%
Non-GAAP operating margin	6.1%	8.4%
(1)During the first quarter of 2022, we recorded a loss accrual of $3.1 million relating to an expected settlement of an employment-related legal matter. We expect the settlement to be finalized and paid in 2023.
(2)As part of the purchase price allocation of our acquisition of IMG, we recorded acquired-inventories at fair value, resulting in a fair value step-up. This amount represents the release of the step-up to cost of sales as acquired-inventories were sold.
(3)Included in this amount are transaction-related costs incurred in connection with our acquisition of IMG.
(4)Included in this amount are severance costs associated with our global reduction-in-force programs.

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(dollars in thousands, except per share amounts)
U.S. GAAP net income (loss)	$(5)	$8,039
Non-GAAP adjustments:
Amortization of intangible assets	3,966	5,349
Share-based compensation	3,637	2,897
Settlement loss (1)	—	3,100
Fair value adjustment to inventory from acquisitions (2)	—	2,492
Acquisition costs (3)	—	275
Other (4)	1,324	—
Tax adjustments related to non-GAAP adjustments (5)	2,206	(1,974)
Non-GAAP net income	$11,128	$20,178
U.S. GAAP diluted EPS	$0.00	$0.28
Non-GAAP diluted EPS	$0.38	$0.70
Shares used to compute non-GAAP diluted EPS	29,412,185	29,023,455
(1)During the first quarter of 2022, we recorded a loss accrual of $3.1 million relating to an expected settlement of an employment-related legal matter. We expect the settlement to be finalized and paid in 2023.
(2)As part of the purchase price allocation of our acquisition of IMG, we recorded acquired-inventories at fair value, resulting in a fair value step-up. This amount represents the release of the step-up to cost of sales as acquired-inventories were sold.
(3)Included in this amount are transaction-related costs incurred in connection with our acquisition of IMG.
(4)Included in this amount are severance costs associated with our global reduction-in-force programs.
(5)Adjusts U.S. GAAP income tax expense for impact of our non-GAAP adjustments, as defined, including the impacts of excluding share-based compensation and amortization of intangible assets. Additionally, this adjustment excludes the impact of non-recurring discrete tax items.

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
Summary of Cash Flows
We ended the first quarter of 2023 with cash and cash equivalents of $68.8 million, a decrease of $17.6 million from the prior year ended December 30, 2022. The decrease of $17.6 million during the first quarter was primarily due to net cash used in operating activities of $10.9 million and capital expenditures of $6.8 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Cash used in operating activities	$(10,873)	$(36,278)
Cash used in investing activities	(6,819)	(3,417)
Cash provided by (used in) financing activities	59	(1,284)
Net decrease in cash	$(17,633)	$(40,979)
Our cash used in operating activities of $10.9 million during the first quarter consisted of net loss of $0.0 million, net non-cash charges of $11.2 million, consisting primarily of depreciation and amortization of $8.5 million and share-based compensation expense of $3.6 million, and an increase in our net operating assets and liabilities of $22.1 million.
The increase in our net operating assets and liabilities of $22.1 million during the first quarter was primarily due to a decrease in accounts payable of $43.0 million, which was primarily due to the timing of inventory purchases and receipts, partially offset by a decrease in accounts receivable of $13.6 million and a decrease in inventories of $12.1 million.
Cash used in investing activities during the first quarter of 2023 and 2022 consisted of capital expenditures.
Cash provided by financing activities during the first quarter of 2023 and 2022 consisted of net proceeds from share-based compensation activity of $1.9 million and $0.6 million, respectively, partially offset by term loan payments of $1.9 million.

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
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are identified and described in our annual consolidated financial statements and the notes included in our 2022 Annual Report on Form 10‑K.

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

Interest Rate Risk
We had total indebtedness of $300.6 million as of March 31, 2023, exclusive of $1.7 million in debt issuance costs, of which $7.5 million was due within 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of March 31, 2023, the interest rate on our outstanding debt is based on BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $0.8 million change to interest expense during the quarter, or $3.0 million on an annualized basis.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the certifying officers), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities and Exchange Act, as amended (“the Exchange Act”)) as of December 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to a material weakness in internal control over financial reporting that was disclosed in Part II – Item 9A of our 2022 Annual Report on Form 10‑K.

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

Remediation
As previously described in Part II – Item 9A, Controls and Procedures of our Annual Report on Form 10‑K for the fiscal year ended December 30, 2022, we are implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect the remediation of the material weakness to be completed prior to the end of fiscal year 2023.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently not a party to any material pending or threatened litigation.
ITEM 1A. RISK FACTORS
This quarterly report should be read in conjunction with the risk factors included in our 2022 Annual Report on Form 10‑K. There have been no material changes in our risk factors from the risk factors disclosed in that report. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
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
*Filed herewith.
**Furnished herewith and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICHOR HOLDINGS, LTD.

Date: May 10, 2023	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)