Form 10-Q
period 2023-06-30
ICHOR HOLDINGS, LTD.
filed 2023-08-09
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of August 4, 2023, the registrant had 29,252,433 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$84,608	$86,470
Accounts receivable, net	95,760	136,321
Inventories	266,190	283,660
Prepaid expenses and other current assets	5,507	7,007
Total current assets	452,065	513,458
Property and equipment, net	98,914	98,055
Operating lease right-of-use assets	39,184	40,557
Other noncurrent assets	12,422	12,926
Deferred tax assets, net	1,273	11,322
Intangible assets, net	64,096	72,022
Goodwill	335,402	335,402
Total assets	$1,003,356	$1,083,742
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,868	$110,165
Accrued liabilities	16,753	23,616
Other current liabilities	8,783	15,815
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	9,500	9,196
Total current liabilities	106,404	166,292
Long-term debt, less current portion, net	284,701	293,218
Lease liabilities, less current portion	30,570	31,828
Deferred tax liabilities, net	29	29
Other non-current liabilities	4,349	4,879
Total liabilities	426,053	496,246
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 29,241,561 and 28,861,949 shares outstanding, respectively; 33,679,000 and 33,299,388 shares issued, respectively)	3	3
Additional paid in capital	441,883	431,415
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	226,995	247,656
Total shareholders’ equity	577,303	587,496
Total liabilities and shareholders’ equity	$1,003,356	$1,083,742
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$185,008	$329,560	$410,878	$622,706
Cost of sales	159,266	274,099	351,896	523,313
Gross profit	25,742	55,461	58,982	99,393
Operating expenses:
Research and development	5,188	4,907	9,501	9,758
Selling, general, and administrative	19,500	21,103	39,667	44,370
Amortization of intangible assets	3,960	4,655	7,926	10,004
Total operating expenses	28,648	30,665	57,094	64,132
Operating income (loss)	(2,906)	24,796	1,888	35,261
Interest expense, net	5,030	2,063	9,580	3,595
Other expense (income), net	100	(548)	884	(464)
Income (loss) before income taxes	(8,036)	23,281	(8,576)	32,130
Income tax expense	12,620	1,744	12,085	2,554
Net income (loss)	$(20,656)	$21,537	$(20,661)	$29,576
Net income (loss) per share
Basic	$(0.71)	$0.75	$(0.71)	$1.03
Diluted	$(0.71)	$0.74	$(0.71)	$1.02
Shares used to compute Net income (loss) per share:
Basic	29,116,413	28,665,930	29,050,645	28,629,280
Diluted	29,116,413	29,042,519	29,050,645	28,948,055
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending June 30, 2023	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2023	29,034,946	$3	$437,388	4,437,439	$(91,578)	$247,651	$593,464
Ordinary shares issued from exercise of stock options	31,996	—	724	—	—	—	724
Ordinary shares issued from vesting of restricted share units	124,702	—	(1,637)	—	—	—	(1,637)
Ordinary shares issued from employee share purchase plan	49,917	—	1,131	—	—	—	1,131
Share-based compensation expense	—	—	4,277	—	—	—	4,277
Net loss	—	—	—	—	—	(20,656)	(20,656)
Balance at June 30, 2023	29,241,561	$3	$441,883	4,437,439	$(91,578)	$226,995	$577,303

For the six months ending June 30, 2023	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 30, 2022	28,861,949	$3	$431,415	4,437,439	$(91,578)	$247,656	$587,496
Ordinary shares issued from exercise of stock options	124,762	—	2,850	—	—	—	2,850
Ordinary shares issued from vesting of restricted share units	157,229	—	(2,329)	—	—	—	(2,329)
Ordinary shares issued from employee share purchase plan	97,621	—	2,033	—	—	—	2,033
Share-based compensation expense	—	—	7,914	—	—	—	7,914
Net loss	—	—	—	—	—	(20,661)	(20,661)
Balance at June 30, 2023	29,241,561	$3	$441,883	4,437,439	$(91,578)	$226,995	$577,303

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending July 1, 2022	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at April 1, 2022	28,628,907	$3	$420,513	4,437,439	$(91,578)	$182,891	$511,829
Ordinary shares issued from exercise of stock options	5,015	—	83	—	—	—	83
Ordinary shares issued from vesting of restricted share units	59,741	—	(563)	—	—	—	(563)
Ordinary shares issued from employee share purchase plan	42,065	—	929	—	—	—	929
Share-based compensation expense	—	—	3,509	—	—	—	3,509
Net income	—	—	—	—	—	21,537	21,537
Balance at July 1, 2022	28,735,728	$3	$424,471	4,437,439	$(91,578)	$204,428	$537,324

For the six months ending July 1, 2022	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	28,551,160	$3	$417,438	4,437,439	$(91,578)	$174,852	$500,715
Ordinary shares issued from exercise of stock options	47,768	—	1,038	—	—	—	1,038
Ordinary shares issued from vesting of restricted share units	94,735	—	(1,340)	—	—	—	(1,340)
Ordinary shares issued from employee share purchase plan	42,065	—	929	—	—	—	929
Share-based compensation expense	—	—	6,406	—	—	—	6,406
Net income	—	—	—	—	—	29,576	29,576
Balance at July 1, 2022	28,735,728	$3	$424,471	4,437,439	$(91,578)	$204,428	$537,324
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net income (loss)	$(20,661)	$29,576
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,145	18,394
Share-based compensation	7,914	6,406
Deferred income taxes	10,049	(1,131)
Amortization of debt issuance costs	233	233
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	40,561	(15,413)
Inventories	17,470	(54,194)
Prepaid expenses and other assets	5,986	2,461
Accounts payable	(45,047)	(12,453)
Accrued liabilities	(5,961)	2,586
Other liabilities	(11,619)	(3,360)
Net cash provided by (used in) operating activities	16,070	(26,895)
Cash flows from investing activities:
Capital expenditures	(10,834)	(14,413)
Net cash used in investing activities	(10,834)	(14,413)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	3,981	1,967
Employees' taxes paid upon vesting of restricted share units	(2,329)	(1,340)
Borrowings on revolving credit facility	—	25,000
Repayments on revolving credit facility	(5,000)	(10,000)
Repayments on term loan	(3,750)	(3,750)
Net cash provided by (used in) financing activities	(7,098)	11,877
Net decrease in cash	(1,862)	(29,431)
Cash at beginning of period	86,470	75,495
Cash at end of period	$84,608	$46,064
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,851	$3,295
Cash paid during the period for taxes, net of refunds	$3,340	$1,499
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$293	$1,306
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$3,103	$9,587
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
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 29, 2023 and December 30, 2022 each are 52 weeks. References to 2023 and 2022 relate to the fiscal years then ended, respectively. The three-month periods ended June 30, 2023 and July 1, 2022 each are 13 weeks. References to the second quarter of 2023 and 2022 relate to the three-month periods then ended.
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
Performance obligations – Substantially all of our performance obligations pertain to promised goods (“products”), which are primarily comprised of fluid delivery subsystems, weldments, and other components. Most of our contracts contain a single performance obligation and are generally completed within twelve months. Product sales are recognized at a point-in-time, generally upon delivery, as such term is defined within the contract, as that is when control of the product has transferred. Products are covered by a standard assurance warranty, generally extended for a period of one to two years depending on the customer, which promises that delivered products conform to contract specifications. As such, we account for such warranties under Accounting Standards Codification ("ASC") Topic 460, Guarantees, and not as a separate performance obligation.
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
Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2021‑08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. We adopted the ASU on the first day of 2023 and it did not have a material impact on our consolidated financial statements.

Note 2 – Inventories
Inventories consist of the following:

	June 30, 2023	December 30, 2022
Raw materials	$196,980	$197,726
Work in process	38,731	56,291
Finished goods	50,227	47,186
Excess and obsolete adjustment	(19,748)	(17,543)
Total inventories	$266,190	$283,660

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	June 30, 2023	December 30, 2022
Machinery	$99,141	$90,507
Leasehold improvements	44,385	43,129
Computer software, hardware, and equipment	10,089	9,664
Office furniture, fixtures, and equipment	1,414	1,337
Vehicles	397	401
Construction-in-process	19,664	19,869
	175,090	164,907
Less accumulated depreciation	(76,176)	(66,852)
Total property and equipment, net	$98,914	$98,055
Depreciation expense was $4.4 million and $4.4 million for the second quarter of 2023 and 2022, respectively, and $8.7 million and $8.4 million for the six months ended June 30, 2023 and July 1, 2022, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide enterprise resource planning ("ERP") system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $11.1 million and $11.6 million as of June 30, 2023 and December 30, 2022, respectively, and is included in other assets on our consolidated balance sheets. The related amortization expense was $0.2 million and $0.2 million for the second quarter of 2023 and 2022, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2023 and July 1, 2022, respectively, and is included in selling, general, and administrative expense on our consolidated statements of operations.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	June 30, 2023
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	117,022	(58,891)	—	58,131	8.4 years
Developed technology	11,047	(5,082)	—	5,965	10.0 years
Total intangible assets	$128,069	$(63,973)	$—	$64,096

	December 30, 2022
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	117,022	(51,337)	—	65,685	8.4 years
Developed technology	11,047	(4,710)	—	6,337	10.0 years
Total intangible assets	$128,069	$(56,047)	$—	$72,022

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
We lease facilities under non-cancelable operating leases that expire at various dates during the years 2024 through 2031. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities.
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Operating lease cost	$2,393	$2,239	$4,804	$4,284
Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,602	$3,802
Supplemental balance sheet information related to leases is as follows:

	June 30, 2023	December 30, 2022
Weighted-average remaining lease term of operating leases	5.0 years	5.3 years
Weighted-average discount rate of operating leases	3.2%	3.0%
Future minimum lease payments under non-cancelable leases are as follows as of June 30, 2023:

2023, remaining	$4,816
2024	9,231
2025	8,575
2026	8,129
2027	7,135
Thereafter	5,465
Total future minimum lease payments	43,351
Less imputed interest	(3,281)
Total lease liabilities	$40,070

Note 6 – Income Taxes
Income tax information for the periods reported is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Income tax expense	$12,620	$1,744	$12,085	$2,554
Income (loss) before income taxes	$(8,036)	$23,281	$(8,576)	$32,130
Effective income tax rate	(157.0)%	7.5%	(140.9)%	7.9%
Our effective tax rates for the three and six months ended June 30, 2023 differ from the statutory rate primarily due to an $11.1 million valuation allowance recorded against our U.S. federal and state deferred tax assets during the second quarter of 2023, as well as taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore, from which we will benefit through 2026. The valuation allowance was recorded based on an assessment of available positive and negative evidence, including an estimate of being in a three-year cumulative loss position in the U.S. by the end of 2023, projections of future taxable income, and other quantitative and qualitative information. We intend to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance.
Our effective tax rates for the three and six months ended July 1, 2022 differ from the statutory rate primarily due to taxes on foreign income that differ from the U.S. tax rate, including our tax holiday in Singapore, and the impact of share-based compensation activity.
The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.8 million as of June 30, 2023. The related interest and penalties were insignificant. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.
As of June 30, 2023, we were under examination by the Inland Revenue Board of Malaysia for the years 2016 through 2020.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.6 million and $0.7 million for the second quarter of 2023 and 2022, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2023 and July 1, 2022, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	June 30, 2023	December 30, 2022
Term loan	$138,750	$142,500
Revolving credit facility	155,000	160,000
Total principal amount of long-term debt	293,750	302,500
Less unamortized debt issuance costs	(1,549)	(1,782)
Total long-term debt, net	292,201	300,718
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$284,701	$293,218

On October 29, 2021, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders underlying the agreement. The credit agreement includes a $150.0 million term loan facility and a $250.0 million revolving credit facility (together, “credit facilities”). Term loan principal payments of $1.9 million are due on a quarterly basis. The credit facilities mature and amounts due thereunder become payable on October 29, 2026.
Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The applicable margin on Base Rate and BSBY Rate loans is 0.375-1.375% and 1.375-2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175%-0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY Rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than 3 months. As of June 30, 2023, our credit facilities bore interest under the BSBY rate option of 6.79%.

Note 9 – Share‑Based Compensation
The 2016 Omnibus Incentive Plan (the “2016 Plan”) provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of stock options (“options”), tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“RSUs”), performance awards, and other share‑based awards. Forfeited or expired awards are returned to the incentive plan pool for future grants. Awards generally vest over four years, 25% on the first anniversary of the date of grant and quarterly thereafter over the remaining three years. Upon vesting of RSUs, shares are withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares were never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $4.3 million and $3.5 million for the second quarter of 2023 and 2022, respectively, and $7.9 million and $6.4 million for the six months ended June 30, 2023 and July 1, 2022, respectively.
Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 30, 2022	805,115	$23.35
Granted	—	$0.00
Exercised	(124,762)	$22.85
Forfeited or expired	(7,068)	$21.84
Outstanding, June 30, 2023	673,285	$23.46	2.3 years	$9,452
Exercisable, June 30, 2023	635,441	$23.40	2.2 years	$8,961

Restricted Share Units
The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 30, 2022	860,595	57,562	86,342	$30.26
Granted	515,515	47,433	96,301	$31.08
Vested	(230,997)	—	—	$29.12
Forfeited	(57,543)	(6,336)	(9,502)	$30.17
Unvested, June 30, 2023	1,087,570	98,659	173,141	$30.80
Employee Share Purchase Plan
The 2017 Employee Stock Purchase Plan (the “2017 ESPP”) grants employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of our ordinary shares on the first or last day of each six-month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31, or the next business day if such date is not a business day. Shares are purchased on the last day of the purchase period.
As of June 30, 2023, approximately 2.2 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator:
Net income (loss)	$(20,656)	$21,537	$(20,661)	$29,576
Denominator:
Basic weighted average ordinary shares outstanding	29,116,413	28,665,930	29,050,645	28,629,280
Dilutive effect of options	—	148,160	—	215,582
Dilutive effect of RSUs	—	228,107	—	102,871
Dilutive effect of ESPP	—	322	—	322
Diluted weighted average ordinary shares outstanding	29,116,413	29,042,519	29,050,645	28,948,055
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	2,311,000	721,000	2,469,000	915,000
Net income (loss) per share:
Basic	$(0.71)	$0.75	$(0.71)	$1.03
Diluted	$(0.71)	$0.74	$(0.71)	$1.02
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
Sales by geographic area represents sales to unaffiliated customers based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
United States of America	$61,623	$158,374	$150,675	$300,844
Singapore	70,372	114,398	152,658	217,693
Europe	27,764	24,806	57,750	49,198
Other	25,249	31,982	49,795	54,971
Total net sales	$185,008	$329,560	$410,878	$622,706
Foreign long-lived assets, exclusive of deferred tax assets, were $50.5 million and $52.8 million as of June 30, 2023 and December 30, 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include economic downturns and market conditions beyond our control, including periods of inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain, export restrictions, and any disruptions in European economies as a result of the conflict in Ukraine; the quality of global financial markets; our dependence on expenditures by manufacturers in the semiconductor capital equipment industry; our reliance on a very small number of original equipment manufacturer customers for a significant portion of our sales; our customers’ significant negotiating leverage; competition in our industry; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our Annual Report on Form 10‑K for the fiscal year ended December 30, 2022 ("2022 Annual Report on Form 10-K") and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in Part I – Item 1A. Risk Factors to our 2022 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(dollars in thousands, except per share amounts)
Net sales	$185,008	$329,560	$410,878	$622,706
Gross margin	13.9%	16.8%	14.4%	16.0%
Non-GAAP gross margin	14.5%	17.0%	15.0%	16.5%
Operating margin	(1.6)%	7.5%	0.5%	5.7%
Non-GAAP operating margin	2.9%	10.0%	4.6%	9.2%
Net income (loss)	$(20,656)	$21,537	$(20,661)	$29,576
Non-GAAP net income	$707	$28,326	$11,835	$48,504
Diluted EPS	$(0.71)	$0.74	$(0.71)	$1.02
Non-GAAP diluted EPS	$0.02	$0.98	$0.40	$1.68

Macroeconomic Conditions and Business Update
The semiconductor industry is cyclical in nature, and matching customer demand can be challenging based on a variety of factors, including market trends, supply chain shortages and related lead times, customer buying patterns, availability of skilled labor, and macroeconomic and other factors. During much of 2022, many of these factors impacted our ability to fulfill high customer demand; however, the industry entered a cyclical downturn in the fourth quarter of 2022, leading to reductions in spending on semiconductor capital equipment, the primary industry in which we operate, resulting in weakened customer demand in the first half of 2023. In particular, industry overcapacity and a number of macroeconomic factors may have contributed to this reduced spending environment, including persistent levels of high inflation, higher interest rates, supply chain disruptions, and other macroeconomic uncertainties. Additionally, increased export controls for semiconductor-related goods and services shipped to China and delayed business investment in electronic memory capacity had varying levels of unfavorable consequences to our business. To help mitigate these impacts and to better align our resources and cost structure with current and expected future levels of business, we initiated labor and other cost reduction initiatives starting in the fourth quarter of 2022 and continuing through the first quarter of 2023. As a result of these programs, we incurred severance charges of $1.1 million and $1.3 million in the fourth quarter of 2022 and first quarter of 2023, respectively.
While challenging macroeconomic conditions have impacted and will continue to impact our business and customers in the near-term, we believe demand for semiconductors, semiconductor capital equipment, and our products will return to growth, fueled by the long-term growing need for more semiconductor productive capacity and enhanced process technologies.

Additionally, increased borrowing rates due to tightening monetary policy have increased our debt-service costs, as the interest on our outstanding indebtedness is variable (refer above to Part I – Item 1. Financial Statements (Unaudited) – Note 8—Long-Term Debt). An analysis of the changes in our debt-service cost is provided below under the heading Comparison of the Three and Six Months Ended June 30, 2023 and July 1, 2022 – Interest expense, net.

Results of Operations
The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands
Net sales	$185,008	$329,560	$410,878	$622,706
Cost of sales	159,266	274,099	351,896	523,313
Gross profit	25,742	55,461	58,982	99,393
Operating expenses:
Research and development	5,188	4,907	9,501	9,758
Selling, general, and administrative	19,500	21,103	39,667	44,370
Amortization of intangible assets	3,960	4,655	7,926	10,004
Total operating expenses	28,648	30,665	57,094	64,132
Operating income (loss)	(2,906)	24,796	1,888	35,261
Interest expense, net	5,030	2,063	9,580	3,595
Other expense (income), net	100	(548)	884	(464)
Income (loss) before income taxes	(8,036)	23,281	(8,576)	32,130
Income tax expense	12,620	1,744	12,085	2,554
Net income (loss)	$(20,656)	$21,537	$(20,661)	$29,576
The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Net sales	100.0	100.0	100.0	100.0
Cost of sales	86.1	83.2	85.6	84.0
Gross profit	13.9	16.8	14.4	16.0
Operating expenses:
Research and development	2.8	1.5	2.3	1.6
Selling, general, and administrative	10.5	6.4	9.7	7.1
Amortization of intangible assets	2.1	1.4	1.9	1.6
Total operating expenses	15.5	9.3	13.9	10.3
Operating income (loss)	(1.6)	7.5	0.5	5.7
Interest expense, net	2.7	0.6	2.3	0.6
Other expense (income), net	0.1	(0.2)	0.2	(0.1)
Income (loss) before income taxes	(4.3)	7.1	(2.1)	5.2
Income tax expense	6.8	0.5	2.9	0.4
Net income (loss)	(11.2)	6.5	(5.0)	4.7

Comparison of the Three and Six Months Ended June 30, 2023 and July 1, 2022
Net sales

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	July 1, 2022	Amount	%	June 30, 2023	July 1, 2022	Amount	%
	(dollars in thousands)
Net sales	$185,008	$329,560	$(144,552)	(43.9)%	$410,878	$622,706	$(211,828)	(34.0)%
The decrease in net sales from the three and six months ended July 1, 2022 to the three and six months ended June 30, 2023 was primarily due to reduced customer demand stemming from reduced spending within the semiconductor capital equipment industry. Further detail is provided above under the section entitled Macroeconomic Conditions and Business Update.
Cost of sales, Gross profit, and Gross margin

	Three Months Ended		Change			Six Months Ended		Change
	June 30, 2023	July 1, 2022	Amount	%		June 30, 2023	July 1, 2022	Amount	%
	(dollars in thousands)
Cost of sales	$159,266	$274,099	$(114,833)	(41.9)%		$351,896	$523,313	$(171,417)	(32.8)%
Gross profit	$25,742	$55,461	$(29,719)	(53.6)%		$58,982	$99,393	$(40,411)	(40.7)%
Gross margin	13.9%	16.8%		-290	bps	14.4%	16.0%		-160	bps
The decrease in the gross amounts of cost of sales and gross profit from the three and six months ended July 1, 2022 to the three and six months ended June 30, 2023 was primarily due to the factors mentioned in the commentary above under the heading, “Net Sales.”
Research and development

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	July 1, 2022	Amount	%	June 30, 2023	July 1, 2022	Amount	%
	(dollars in thousands)
Research and development	$5,188	$4,907	$281	5.7%	$9,501	$9,758	$(257)	(2.6)%
The increase in research and development expenses from the second quarter of 2022 to the second quarter of 2023 was primarily due to increased program costs related to the development of our new products. The decrease from the six months ended July 1, 2022 to the six months ended June 30, 2023 was primarily due to reduced employee-related expense.
Selling, general, and administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	July 1, 2022	Amount	%	June 30, 2023	July 1, 2022	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$19,500	$21,103	$(1,603)	(7.6)%	$39,667	$44,370	$(4,703)	(10.6)%
The decrease in selling, general, and administrative expense from the second quarter of 2022 to the second quarter of 2023 was primarily due to reduced employee-related expenses, inclusive of share-based compensation expense, of $2.2 million and reduced occupancy-related costs of $0.3 million, partially offset by increased IT system and related consulting and software costs of $1.0 million.

The decrease in selling, general, and administrative expense from the six months ended July 1, 2022 to the six months ended June 30, 2023 was primarily due to a $3.1 million loss accrual recorded in the first quarter of 2022 relating to an expected settlement of an employment-related legal matter, reduced employee-related expenses, inclusive of share-based compensation expense, of $2.7 million, and reduced occupancy-related costs of $0.4 million, partially offset by increased IT system and related consulting and software costs of $1.6 million.
Amortization of intangible assets

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	July 1, 2022	Amount	%	June 30, 2023	July 1, 2022	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$3,960	$4,655	$(695)	(14.9)%	$7,926	$10,004	$(2,078)	(20.8)%
The decrease in amortization expense from the three and six months ended July 1, 2022 to the three and six months ended June 30, 2023 was primarily due to certain intangible assets becoming fully amortized in 2022.
Interest expense, net

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	July 1, 2022	Amount	%	June 30, 2023	July 1, 2022	Amount	%
	(dollars in thousands)
Interest expense, net	$5,030	$2,063	$2,967	143.8%	$9,580	$3,595	$5,985	166.5%
Weighted average borrowings outstanding	$300,549	$306,600	$(6,051)	(2.0)%	$301,514	$300,780	$734	0.2%
Weighted average borrowing rate	6.63%	2.43%		+420 bps	6.36%	2.13%		+423 bps
The increase in interest expense, net from the three and six months ended July 1, 2022 to the three and six months ended June 30, 2023 was due to an increase in our average amount borrowed and an increase in our weighted average borrowing rate. The increase in the average amount borrowed was due to a net draw on our revolving credit facility of $15.0 million in the second quarter of 2022, partially offset by quarterly term loan payments and a $5.0 million payment on our revolving credit facility in the second quarter of 2023. The increase in our weighted average borrowing rate is due to increased risk-free, short-term borrowing rates as a result of tightening monetary policy, which impacts BSBY, the variable component of our borrowing rate under our credit facilities.
Other expense (income), net

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	July 1, 2022	Amount	%	June 30, 2023	July 1, 2022	Amount	%
	(dollars in thousands)
Other expense (income), net	$100	$(548)	$648	n/m	$884	$(464)	$1,348	n/m
The change in other expense, net from the three and six months ended July 1, 2022 to the three and six months ended June 30, 2023 was primarily due to currency exchange rate fluctuations during the quarter related to our local currency payables of our foreign operations.

Income tax expense

	Three Months Ended		Change	Six Months Ended		Change
	June 30, 2023	July 1, 2022	Amount	June 30, 2023	July 1, 2022	Amount
	(dollars in thousands)
Income tax expense	$12,620	$1,744	$10,876	$12,085	$2,554	$9,531
Income (loss) before income taxes	$(8,036)	$23,281	$(31,317)	$(8,576)	$32,130	$(40,706)
Effective income tax rate	-157.0%	7.5%		-140.9%	7.9%
The increase in income tax expense from the three and six months ended July 1, 2022 to the three and six months ended June 30, 2023 was primarily due to recording a valuation allowance against our U.S. federal and state deferred tax assets, resulting in a $11.1 million charge to income tax expense.

Non‑GAAP Financial Results
Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP gross profit, operating income, and net income are defined as: gross profit, operating income, or net income (loss), respectively, excluding (1) amortization of intangible assets, share-based compensation expense, and discrete or infrequent charges and gains that are outside of normal business operations, including acquisition-related costs, contract and legal settlement gains and losses, facility shutdown costs, and severance costs associated with reduction-in-force programs, to the extent they are present in gross profit, operating income, and net income (loss), respectively; and (2) the tax impacts associated with these non-GAAP adjustments, as well as non-recurring discrete tax items, including deferred tax asset valuation allowance charges. Non-GAAP diluted earnings per share ("EPS") is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period. Non-GAAP gross margin and non-GAAP operating margin are defined as non-GAAP gross profit and non-GAAP operating income, respectively, divided by net sales.
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

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(dollars in thousands)
U.S. GAAP gross profit	$25,742	$55,461	$58,982	$99,393
Non-GAAP adjustments:
Share-based compensation	1,091	451	1,512	1,002
Fair value adjustment to inventory from acquisitions (1)	—	—	—	2,492
Other (2)	—	—	1,287	—
Non-GAAP gross profit	$26,833	$55,912	$61,781	$102,887
U.S. GAAP gross margin	13.9%	16.8%	14.4%	16.0%
Non-GAAP gross margin	14.5%	17.0%	15.0%	16.5%
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
The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from operating income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(dollars in thousands, except per share amounts)
U.S. GAAP operating income (loss)	$(2,906)	$24,796	$1,888	$35,261
Non-GAAP adjustments:
Amortization of intangible assets	3,960	4,655	7,926	10,004
Share-based compensation	4,277	3,509	7,914	6,406
Settlement loss (1)	—	—	—	3,100
Fair value adjustment to inventory from acquisitions (2)	—	—	—	2,492
Acquisition costs (3)	—	21	—	296
Other (4)	—	—	1,324	—
Non-GAAP operating income	$5,331	$32,981	$19,052	$57,559
U.S. GAAP operating margin	(1.6)%	7.5%	0.5%	5.7%
Non-GAAP operating margin	2.9%	10.0%	4.6%	9.2%
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

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(dollars in thousands, except per share amounts)
U.S. GAAP net income (loss)	$(20,656)	$21,537	$(20,661)	$29,576
Non-GAAP adjustments:
Amortization of intangible assets	3,960	4,655	7,926	10,004
Share-based compensation	4,277	3,509	7,914	6,406
Settlement loss (1)	—	—	—	3,100
Fair value adjustment to inventory from acquisitions (2)	—	—	—	2,492
Acquisition costs (3)	—	21	—	296
Other (4)	—	—	1,324	—
Tax adjustments related to non-GAAP adjustments (5)	2,032	(1,396)	4,238	(3,370)
Tax expense from valuation allowance (6)	11,094	—	11,094	—
Non-GAAP net income	$707	$28,326	$11,835	$48,504
U.S. GAAP diluted EPS	$(0.71)	$0.74	$(0.71)	$1.02
Non-GAAP diluted EPS	$0.02	$0.98	$0.40	$1.68
Shares used to compute non-GAAP diluted EPS	29,492,966	29,042,519	29,454,500	28,948,055
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
(6)During the second quarter of 2023, we recorded a valuation allowance of $11.1 million against our U.S. federal and state deferred tax assets. The valuation allowance was recorded based on an assessment of available positive and negative evidence, including an estimate of being in a three-year cumulative loss position in the U.S. by the end of 2023, projections of future taxable income, and other quantitative and qualitative information. We believe adjusting for this discrete tax event is consistent with our non-GAAP financial results policy, which emphasizes current period operating performance and comparability with historical periods.

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
Sources and Conditions of Liquidity
Our ongoing sources of liquidity to fund our material cash requirements are primarily derived from: (i) sales to our customers and the related changes in our net operating assets and liabilities and (ii) proceeds from our credit facilities and equity offerings, when applicable. Our credit facilities are comprised of $150.0 million term loan facility and a $250.0 million revolving credit facility, of which $95.0 million remained available to draw on as of June 30, 2023.
Summary of Cash Flows
We ended the second quarter of 2023 with cash and cash equivalents of $84.6 million, a decrease of $1.9 million from the prior year ended December 30, 2022. The decrease was primarily due to capital expenditures of $10.8 million and net payments on our credit facilities of $8.8 million, partially offset by net cash provided by operating activities of $16.1 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Six Months Ended
	June 30, 2023	July 1, 2022
	(in thousands)
Cash provided by (used in) operating activities	$16,070	$(26,895)
Cash used in investing activities	(10,834)	(14,413)
Cash provided by (used in) financing activities	(7,098)	11,877
Net decrease in cash	$(1,862)	$(29,431)

Our cash provided by operating activities of $16.1 million during the six months ended June 30, 2023 consisted of net loss of $20.7 million, net non-cash charges of $35.3 million, consisting primarily of deferred income taxes of $10.0 million, depreciation and amortization of $17.1 million, and share-based compensation expense of $7.9 million, and a decrease in our net operating assets and liabilities of $1.4 million. Deferred taxes consists primarily of a $11.1 million charge related to a valuation allowance recorded against our U.S. and state deferred tax assets in the second quarter of 2023.
The decrease in our net operating assets and liabilities of $1.4 million during the six months ended June 30, 2023 was primarily due to a decrease in accounts receivable and inventories of $40.6 million and $17.5 million, respectively, partially offset by a decrease in accounts payable and other liabilities of $45.0 million and $11.6 million, respectively.
This compares to cash used in operating activities of $26.9 million during the six months ended July 1, 2022. The increase in cash provided by operating activities from the six months ended July 1, 2022 to the six months ended June 30, 2023 was primarily due to favorable changes in the balances of accounts receivable and inventories during the six months ended June 30, 2023 compared to the six months ended July 1, 2022, partially offset by less aggregate net income (loss) and net non-cash charges and a larger unfavorable change in the balance of accounts payable during the six months ended June 30, 2023 compared to the six months ended July 1, 2022
Cash used in investing activities during the six months ended June 30, 2023 and July 1, 2022 consisted of capital expenditures. The reduction in capital expenditures from the six months ended July 1, 2022 to the six months ended June 30, 2023 was due to reduced factory capacity expansion projects.
Cash used in financing activities during the six months ended June 30, 2023 consisted of net payment on our credit facilities of $8.8 million, partially offset by net proceeds from share-based compensation activity of $1.7 million. Cash provided by financing activities during the six months ended July 1, 2022 consisted of net proceeds from our credit facilities of $11.3 million and net proceeds from share-based compensation activity of $0.6 million. The change in net payments on our credit facilities was due to fluctuations in working capital requirements relative to the geographic distribution of available cash during the periods then ended. The increase in net proceeds from share-based compensation activity from the six months ended July 1, 2022 to the six months ended June 30, 2023 was due to increased stock option exercises.

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

Interest Rate Risk
We had total indebtedness of $293.8 million as of June 30, 2023, exclusive of $1.5 million in debt issuance costs, of which $7.5 million was due within 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of June 30, 2023, the interest rate on our outstanding debt is based on BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $0.7 million change to interest expense during the quarter, or $2.9 million on an annualized basis.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the certifying officers), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act, as amended (“the Exchange Act”)) as of June 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to a material weakness in internal control over financial reporting that was disclosed in Part II – Item 9A. Controls and Procedures of our 2022 Annual Report on Form 10‑K.

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

Remediation
As previously described in Part II – Item 9A, Controls and Procedures of our 2022 Annual Report on Form 10‑K, we are implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect the remediation of the material weakness to be completed prior to the end of fiscal year 2023.

PART II – OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Insider Trading Arrangements
During the second quarter of 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

ICHOR HOLDINGS, LTD.

Date: August 9, 2023	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Larry J. Sparks
Larry J. Sparks
Chief Financial Officer (Principal Accounting and Financial Officer)