Form 10-Q
period 2023-09-29
ICHOR HOLDINGS, LTD.
filed 2023-11-07
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission File Number: 001-37961
_________________________________________________________________________________________________________________________
ICHOR HOLDINGS, LTD.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________________________________________________________________________

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3185 Laurelview Ct. Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (510) 897-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001	ICHR	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of November 3, 2023, the registrant had 29,380,025 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 29, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$75,933	$86,470
Accounts receivable, net	103,350	136,321
Inventories	266,900	283,660
Prepaid expenses and other current assets	5,142	7,007
Total current assets	451,325	513,458
Property and equipment, net	96,240	98,055
Operating lease right-of-use assets	36,948	40,557
Other noncurrent assets	12,079	12,926
Deferred tax assets, net	1,934	11,322
Intangible assets, net	60,456	72,022
Goodwill	335,402	335,402
Total assets	$994,384	$1,083,742
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$74,011	$110,165
Accrued liabilities	16,176	23,616
Other current liabilities	8,588	15,815
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	9,393	9,196
Total current liabilities	115,668	166,292
Long-term debt, less current portion, net	272,942	293,218
Lease liabilities, less current portion	28,556	31,828
Deferred tax liabilities, net	29	29
Other non-current liabilities	4,510	4,879
Total liabilities	421,705	496,246
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 29,375,388 and 28,861,949 shares outstanding, respectively; 33,812,827 and 33,299,388 shares issued, respectively)	3	3
Additional paid in capital	447,684	431,415
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	216,570	247,656
Total shareholders’ equity	572,679	587,496
Total liabilities and shareholders’ equity	$994,384	$1,083,742
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	$196,761	$355,643	$607,639	$978,349
Cost of sales	172,692	292,083	524,588	815,396
Gross profit	24,069	63,560	83,051	162,953
Operating expenses:
Research and development	5,188	4,859	14,689	14,617
Selling, general, and administrative	20,066	22,195	59,733	66,565
Amortization of intangible assets	3,639	3,959	11,565	13,963
Total operating expenses	28,893	31,013	85,987	95,145
Operating income (loss)	(4,824)	32,547	(2,936)	67,808
Interest expense, net	5,136	3,249	14,716	6,844
Other expense (income), net	29	(210)	913	(674)
Income (loss) before income taxes	(9,989)	29,508	(18,565)	61,638
Income tax expense	436	477	12,521	3,031
Net income (loss)	$(10,425)	$29,031	$(31,086)	$58,607
Net income (loss) per share
Basic	$(0.36)	$1.01	$(1.07)	$2.04
Diluted	$(0.36)	$1.00	$(1.07)	$2.02
Shares used to compute Net income (loss) per share:
Basic	29,297,347	28,769,135	29,132,879	28,675,898
Diluted	29,297,347	29,050,396	29,132,879	28,965,834
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending September 29, 2023	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2023	29,241,561	$3	$441,883	4,437,439	$(91,578)	$226,995	$577,303
Ordinary shares issued from exercise of stock options	90,247	—	1,602	—	—	—	1,602
Ordinary shares issued from vesting of restricted share units	43,580	—	(553)	—	—	—	(553)
Share-based compensation expense	—	—	4,752	—	—	—	4,752
Net loss	—	—	—	—	—	(10,425)	(10,425)
Balance at September 29, 2023	29,375,388	$3	$447,684	4,437,439	$(91,578)	$216,570	$572,679

For the nine months ending September 29, 2023	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 30, 2022	28,861,949	$3	$431,415	4,437,439	$(91,578)	$247,656	$587,496
Ordinary shares issued from exercise of stock options	215,009	—	4,452	—	—	—	4,452
Ordinary shares issued from vesting of restricted share units	200,809	—	(2,882)	—	—	—	(2,882)
Ordinary shares issued from employee share purchase plan	97,621	—	2,033	—	—	—	2,033
Share-based compensation expense	—	—	12,666	—	—	—	12,666
Net loss	—	—	—	—	—	(31,086)	(31,086)
Balance at September 29, 2023	29,375,388	$3	$447,684	4,437,439	$(91,578)	$216,570	$572,679

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending September 30, 2022	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at July 1, 2022	28,735,728	$3	$424,471	4,437,439	$(91,578)	$204,428	$537,324
Ordinary shares issued from exercise of stock options	29,777	—	652	—	—	—	652
Ordinary shares issued from vesting of restricted share units	35,769	—	(881)	—	—	—	(881)
Share-based compensation expense	—	—	3,719	—	—	—	3,719
Net income	—	—	—	—	—	29,031	29,031
Balance at September 30, 2022	28,801,274	$3	$427,961	4,437,439	$(91,578)	$233,459	$569,845

For the nine months ending September 30, 2022	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	28,551,160	$3	$417,438	4,437,439	$(91,578)	$174,852	$500,715
Ordinary shares issued from exercise of stock options	77,545	—	1,690	—	—	—	1,690
Ordinary shares issued from vesting of restricted share units	130,504	—	(2,221)	—	—	—	(2,221)
Ordinary shares issued from employee share purchase plan	42,065	—	929	—	—	—	929
Share-based compensation expense	—	—	10,125	—	—	—	10,125
Net income	—	—	—	—	—	58,607	58,607
Balance at September 30, 2022	28,801,274	$3	$427,961	4,437,439	$(91,578)	$233,459	$569,845
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$(31,086)	$58,607
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,036	26,743
Share-based compensation	12,666	10,125
Deferred income taxes	9,388	(3,022)
Amortization of debt issuance costs	349	349
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	32,971	(40,307)
Inventories	16,760	(54,525)
Prepaid expenses and other assets	8,610	4,031
Accounts payable	(34,756)	(18,508)
Accrued liabilities	(7,106)	6,823
Other liabilities	(13,774)	2,363
Net cash provided by (used in) operating activities	20,058	(7,321)
Cash flows from investing activities:
Capital expenditures	(13,239)	(22,458)
Cash paid for acquisitions, net of cash acquired	—	500
Net cash used in investing activities	(13,239)	(21,958)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	6,151	3,093
Employees' taxes paid upon vesting of restricted share units	(2,882)	(2,221)
Borrowings on revolving credit facility	—	25,000
Repayments on revolving credit facility	(15,000)	(10,000)
Repayments on term loan	(5,625)	(5,625)
Net cash provided by (used in) financing activities	(17,356)	10,247
Net decrease in cash	(10,537)	(19,032)
Cash at beginning of period	86,470	75,495
Cash at end of period	$75,933	$56,463
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,132	$6,457
Cash paid during the period for taxes, net of refunds	$3,852	$2,335
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$145	$1,625
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$3,103	$11,158
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Notes to Consolidated Financial Statements
(dollar figures in tables in thousands, except per share amounts)
(unaudited)

Note 1 – Basis of Presentation and Selected Significant Accounting Policies
Basis of Presentation
These consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. All dollar figures presented in tables in the notes to consolidated financial statements are in thousands, except per share amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the U.S. Securities and Exchange Commission's rules and regulations for interim reporting. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 30, 2022.
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 29, 2023 and December 30, 2022 are each 52 weeks. References to 2023 and 2022 relate to the fiscal years then ended, respectively. The three-month periods ended September 29, 2023 and September 30, 2022 are each 13 weeks. References to the third quarter of 2023 and 2022 relate to the three-month periods then ended.
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

Revenue Recognition
We recognize revenue when control of promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. This amount is recorded as net sales in our consolidated statements of operations.
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
Contract balances – Accounts receivable represents our unconditional right to receive consideration from our customers. Accounts receivable are carried at invoice price less an estimate for doubtful accounts and estimated payment discounts. Payment terms vary by customer, but payment is generally due within 15-60 days of purchase. Historically, we have not incurred significant payment issues with our customers. We had no significant contract assets or liabilities on our consolidated balance sheets in any of the periods presented herein.
Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2021‑08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. We adopted the ASU on the first day of 2023, and it did not have a material impact on our consolidated financial statements.

Note 2 – Inventories
Inventories consist of the following:

	September 29, 2023	December 30, 2022
Raw materials	$201,991	$197,726
Work in process	42,857	56,291
Finished goods	45,532	47,186
Excess and obsolete adjustment	(23,480)	(17,543)
Total inventories	$266,900	$283,660

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	September 29, 2023	December 30, 2022
Machinery	$113,503	$90,507
Leasehold improvements	45,296	43,129
Computer software, hardware, and equipment	10,613	9,664
Office furniture, fixtures, and equipment	1,495	1,337
Vehicles	397	401
Construction-in-process	6,038	19,869
	177,342	164,907
Less accumulated depreciation	(81,102)	(66,852)
Total property and equipment, net	$96,240	$98,055
Depreciation expense was $4.9 million and $4.4 million for the third quarter of 2023 and 2022, respectively, and $13.7 million and $12.8 million for the nine months ended September 29, 2023 and September 30, 2022, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To date, these costs have been those incurred to implement a new company-wide enterprise resource planning ("ERP") system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $10.8 million and $11.6 million as of September 29, 2023 and December 30, 2022, respectively, and is included in other assets on our consolidated balance sheets. The related amortization expense was $0.3 million and $0.2 million for the third quarter of 2023 and 2022, respectively, and $0.8 million and $0.6 million for the nine months ended September 29, 2023 and September 30, 2022, respectively, and is included in selling, general, and administrative expense on our consolidated statements of operations.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	September 29, 2023
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$105,542	$(50,782)	$—	$54,760	8.7 years
Developed technology	11,047	(5,351)	—	5,696	10.0 years
Total intangible assets	$116,589	$(56,133)	$—	$60,456

	December 30, 2022
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$117,022	$(51,337)	$—	$65,685	8.4 years
Developed technology	11,047	(4,710)	—	6,337	10.0 years
Total intangible assets	$128,069	$(56,047)	$—	$72,022

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
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating lease cost	$2,384	$2,120	$7,188	$6,404
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,953	$5,801
Supplemental balance sheet information related to leases is as follows:

	September 29, 2023	December 30, 2022
Weighted-average remaining lease term of operating leases	4.8 years	5.3 years
Weighted-average discount rate of operating leases	3.2%	3.0%
Future minimum lease payments under non-cancelable leases are as follows as of September 29, 2023:

2023, remaining	$2,443
2024	9,212
2025	8,559
2026	8,113
2027	7,120
Thereafter	5,464
Total future minimum lease payments	40,911
Less imputed interest	(2,962)
Total lease liabilities	$37,949

Note 6 – Income Taxes
Income tax information for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Income tax expense	$436	$477	$12,521	$3,031
Income (loss) before income taxes	$(9,989)	$29,508	$(18,565)	$61,638
Effective income tax rate	(4.4)%	1.6%	(67.4)%	4.9%
Our effective tax rates for the three and nine months ended September 29, 2023 differ from the statutory rate primarily due to a valuation allowance recorded against our U.S. federal and state deferred tax assets, as well as taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore from which we will benefit through 2026. We recorded an $11.1 million valuation allowance in the second quarter of 2023 based on an assessment of available positive and negative evidence, including an estimate of being in a three-year cumulative loss position in the U.S. by the end of 2023, projections of future taxable income, and other quantitative and qualitative information. We intend to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance.
The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.0 million as of September 29, 2023. The related interest and penalties were insignificant. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.
As of September 29, 2023, we were under examination by the Inland Revenue Board of Malaysia for the years 2016 through 2020.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.7 million and $0.7 million for the third quarter of 2023 and 2022, respectively, and $2.2 million and $2.3 million for the nine months ended September 29, 2023 and September 30, 2022, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	September 29, 2023	December 30, 2022
Term loan	$136,875	$142,500
Revolving credit facility	145,000	160,000
Total principal amount of long-term debt	281,875	302,500
Less unamortized debt issuance costs	(1,433)	(1,782)
Total long-term debt, net	280,442	300,718
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$272,942	$293,218

On October 29, 2021, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders under the agreement. The credit agreement includes a $150.0 million term loan facility and a $250.0 million revolving credit facility (together, “credit facilities”). Term loan principal payments of $1.9 million are due on a quarterly basis. The credit facilities mature, and amounts due thereunder become payable, on October 29, 2026.
Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The applicable margin on Base Rate and BSBY Rate loans is 0.375 to 1.375% and 1.375 to 2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month Consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY Rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than 3 months. As of September 29, 2023, our credit facilities bore interest under the BSBY rate option at 7.26%.

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
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $4.8 million and $3.7 million for the third quarter of 2023 and 2022, respectively, and $12.7 million and $10.1 million for the nine months ended September 29, 2023 and September 30, 2022, respectively.
Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 30, 2022	805,115	$23.35
Granted	—	$—
Exercised	(215,009)	$20.71
Forfeited or expired	(7,068)	$21.84
Outstanding, September 29, 2023	583,038	$24.34	2.3 years	$3,915
Exercisable, September 29, 2023	556,326	$24.35	2.2 years	$3,728

Restricted Share Units
The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 30, 2022	860,595	57,562	86,342	$30.26
Granted	551,256	47,433	96,301	$31.40
Vested	(294,461)	—	—	$29.46
Forfeited	(57,776)	(7,696)	(11,542)	$30.55
Unvested, September 29, 2023	1,059,614	97,299	171,101	$30.85
Employee Share Purchase Plan
The 2017 Employee Stock Purchase Plan (the “2017 ESPP”) grants employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of our ordinary shares on the first or last day of each six-month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31 (or the next business day if such date is not a business day). Shares are purchased on the last day of the purchase period.
As of September 29, 2023, approximately 2.2 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Numerator:
Net income (loss)	$(10,425)	$29,031	$(31,086)	$58,607
Denominator:
Basic weighted average ordinary shares outstanding	29,297,347	28,769,135	29,132,879	28,675,898
Dilutive effect of options	—	139,045	—	191,909
Dilutive effect of RSUs	—	136,733	—	96,199
Dilutive effect of ESPP	—	5,483	—	1,828
Diluted weighted average ordinary shares outstanding	29,297,347	29,050,396	29,132,879	28,965,834
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	2,068,000	462,000	2,505,000	880,000
Net income (loss) per share:
Basic	$(0.36)	$1.01	$(1.07)	$2.04
Diluted	$(0.36)	$1.00	$(1.07)	$2.02
(1)Represents potentially dilutive options and RSUs excluded from the calculation of diluted weighted average ordinary shares outstanding, because including them would have been antidilutive under the treasury stock method.

Note 11 – Segment Information
Our Chief Operating Decision Maker, the Chief Executive Officer, reviews our results of operations on a consolidated level, and executive staff is structured by function rather than by product category. Additionally, key resources, decisions, and assessment of performance are analyzed at a company‑wide level. Therefore, we operate in one operating segment.
Foreign operations are conducted primarily through our wholly owned subsidiaries in Singapore and Malaysia and, to a lesser degree, Scotland, Korea, and Mexico. Our principal markets include North America, Asia, and, to a lesser degree, Europe.
Sales by geographic area represents sales to unaffiliated customers based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
United States of America	$64,529	$156,909	$215,204	$457,753
Singapore	80,223	132,562	232,881	350,255
Europe	28,875	26,886	86,625	76,084
Other	23,134	39,286	72,929	94,257
Total net sales	$196,761	$355,643	$607,639	$978,349
Foreign long-lived assets, exclusive of deferred tax assets, were $48.9 million and $52.8 million as of September 29, 2023 and December 30, 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include economic downturns and market conditions beyond our control, including periods of inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain, export restrictions, and any disruptions in European economies as a result of the conflict in Ukraine; the quality of global financial markets; our dependence on expenditures by manufacturers in the semiconductor capital equipment industry; our reliance on a very small number of original equipment manufacturer ("OEM") customers for a significant portion of our sales; our customers’ significant negotiating leverage; competition in our industry; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our Annual Report on Form 10‑K for the fiscal year ended December 30, 2022 ("2022 Annual Report on Form 10-K") and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in Part I – Item 1A. Risk Factors to our 2022 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(dollars in thousands, except per share amounts)
Net sales	$196,761	$355,643	$607,639	$978,349
Gross margin	12.2%	17.9%	13.7%	16.7%
Non-GAAP gross margin	13.1%	18.0%	14.4%	17.1%
Operating margin	(2.5)%	9.2%	(0.5)%	6.9%
Non-GAAP operating margin	2.2%	11.6%	3.9%	10.1%
Net income (loss)	$(10,425)	$29,031	$(31,086)	$58,607
Non-GAAP net income	$2,097	$35,354	$13,932	$83,858
Diluted EPS	$(0.36)	$1.00	$(1.07)	$2.02
Non-GAAP diluted EPS	$0.07	$1.22	$0.47	$2.90

Macroeconomic Conditions and Business Update
The semiconductor industry is cyclical in nature, and matching customer demand can be challenging based on a variety of factors, including market trends, supply chain shortages and related lead times, customer buying patterns, availability of skilled labor, and macroeconomic and other factors. During much of 2022, many of these factors impacted our ability to fulfill high customer demand; however, the industry entered a cyclical downturn in the fourth quarter of 2022, leading to reductions in spending on semiconductor capital equipment, the primary industry in which we operate, resulting in weakened customer demand in the first three quarters of 2023. In particular, industry overcapacity and a number of macroeconomic factors may have contributed to this reduced spending environment, including persistent levels of high inflation, higher interest rates, supply chain disruptions, and other macroeconomic uncertainties. Additionally, increased export controls for semiconductor-related goods and services shipped to China and delayed business investment in electronic memory capacity had varying levels of unfavorable consequences to our business. To help mitigate these impacts and to better align our resources and cost structure with current and expected future levels of business, we initiated labor and other cost reduction initiatives starting in the fourth quarter of 2022 and continuing through 2023. As a result of these programs, we incurred severance charges of $1.1 million, $1.3 million, and $0.8 million in the fourth quarter of 2022 and the first and third quarters of 2023, respectively.
While challenging macroeconomic conditions have impacted and will continue to impact our business and customers in the near term, we believe demand for semiconductors, semiconductor capital equipment, and our products will return to growth, fueled by the long-term growing need for more semiconductor productive capacity and enhanced process technologies.

Additionally, increased borrowing rates due to tightening monetary policy have increased our debt-service costs, as the interest on our outstanding indebtedness is variable (refer above to Part I – Item 1. Financial Statements (Unaudited) – Note 8—Long-Term Debt). An analysis of the changes in our debt-service cost is provided below under the heading Comparison of the Three and Nine Months Ended September 29, 2023 and September 30, 2022 – Interest expense, net.

Results of Operations
The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(in thousands
Net sales	$196,761	$355,643	$607,639	$978,349
Cost of sales	172,692	292,083	524,588	815,396
Gross profit	24,069	63,560	83,051	162,953
Operating expenses:
Research and development	5,188	4,859	14,689	14,617
Selling, general, and administrative	20,066	22,195	59,733	66,565
Amortization of intangible assets	3,639	3,959	11,565	13,963
Total operating expenses	28,893	31,013	85,987	95,145
Operating income (loss)	(4,824)	32,547	(2,936)	67,808
Interest expense, net	5,136	3,249	14,716	6,844
Other expense (income), net	29	(210)	913	(674)
Income (loss) before income taxes	(9,989)	29,508	(18,565)	61,638
Income tax expense	436	477	12,521	3,031
Net income (loss)	$(10,425)	$29,031	$(31,086)	$58,607
The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Net sales	100.0	100.0	100.0	100.0
Cost of sales	87.8	82.1	86.3	83.3
Gross profit	12.2	17.9	13.7	16.7
Operating expenses:
Research and development	2.6	1.4	2.4	1.5
Selling, general, and administrative	10.2	6.2	9.8	6.8
Amortization of intangible assets	1.8	1.1	1.9	1.4
Total operating expenses	14.7	8.7	14.2	9.7
Operating income (loss)	(2.5)	9.2	(0.5)	6.9
Interest expense, net	2.6	0.9	2.4	0.7
Other expense (income), net	—	(0.1)	0.2	(0.1)
Income (loss) before income taxes	(5.1)	8.3	(3.1)	6.3
Income tax expense	0.2	0.1	2.1	0.3
Net income (loss)	(5.3)	8.2	(5.1)	6.0

Comparison of the Three and Nine Months Ended September 29, 2023 and September 30, 2022
Net sales

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2023	September 30, 2022	Amount	%	September 29, 2023	September 30, 2022	Amount	%
	(dollars in thousands)
Net sales	$196,761	$355,643	$(158,882)	(44.7)%	$607,639	$978,349	$(370,710)	(37.9)%
The decrease in net sales from the three and nine months ended September 30, 2022 to the three and nine months ended September 29, 2023 was primarily due to reduced customer demand stemming from reduced spending within the semiconductor capital equipment industry. Further detail is provided above under the section entitled Macroeconomic Conditions and Business Update.
Cost of sales, Gross profit, and Gross margin

	Three Months Ended		Change			Nine Months Ended		Change
	September 29, 2023	September 30, 2022	Amount	%		September 29, 2023	September 30, 2022	Amount	%
	(dollars in thousands)
Cost of sales	$172,692	$292,083	$(119,391)	(40.9)%		$524,588	$815,396	$(290,808)	(35.7)%
Gross profit	$24,069	$63,560	$(39,491)	(62.1)%		$83,051	$162,953	$(79,902)	(49.0)%
Gross margin	12.2%	17.9%		-570	bps	13.7%	16.7%		-300	bps
The decrease in the gross amounts of cost of sales and gross profit from the three and nine months ended September 30, 2022 to the three and nine months ended September 29, 2023 was primarily due to the factors mentioned in the commentary above under the heading, “Net Sales.”
The decrease in gross margin from three and nine months ended September 30, 2022 to the three and nine months ended September 29, 2023 was primarily due to reduced factory utilization as a result of lower volume due to reduced customer demand. Additionally, increased excess and obsolete inventory expense unfavorably impacted gross margin by 150bps and 50bps for the three and nine months ended September 29, 2023.
Research and development

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2023	September 30, 2022	Amount	%	September 29, 2023	September 30, 2022	Amount	%
	(dollars in thousands)
Research and development	$5,188	$4,859	$329	6.8%	$14,689	$14,617	$72	0.5%
The increase in research and development expenses from the three and nine months ended September 30, 2022 to the three and nine months ended September 29, 2023 was primarily due to increased program costs related to the development of our new products.

Selling, general, and administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2023	September 30, 2022	Amount	%	September 29, 2023	September 30, 2022	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$20,066	$22,195	$(2,129)	(9.6)%	$59,733	$66,565	$(6,832)	(10.3)%
The decrease in selling, general, and administrative expense from the third quarter of 2022 to the third quarter of 2023 was primarily due to reduced employee-related expenses, inclusive of share-based compensation expense, of $1.3 million, a $1.0 million loss accrual recorded in the third quarter of 2022 relating to an expected settlement of an employment-related legal matter, and reduced occupancy-related costs of $0.2 million, partially offset by increased consulting and software costs of $0.7 million.
The decrease in selling, general, and administrative expense from the nine months ended September 30, 2022 to the nine months ended September 29, 2023 was primarily due to reduced employee-related expenses, inclusive of share-based compensation expense, of $4.2 million, loss accruals recorded in the first and third quarters of 2022 relating to an expected settlement of employment-related legal matters totaling $4.1 million, and reduced occupancy-related costs of $0.6 million, partially offset by increased information technology systems and related consulting and software costs of $2.2 million.
Amortization of intangible assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2023	September 30, 2022	Amount	%	September 29, 2023	September 30, 2022	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$3,639	$3,959	$(320)	(8.1)%	$11,565	$13,963	$(2,398)	(17.2)%
The decrease in amortization expense from the three and nine months ended September 30, 2022 to the three and nine months ended September 29, 2023 was primarily due to certain intangible assets becoming fully amortized in 2022.
Interest expense, net

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2023	September 30, 2022	Amount	%	September 29, 2023	September 30, 2022	Amount	%
	(dollars in thousands)
Interest expense, net	$5,136	$3,249	$1,887	58.1%	$14,716	$6,844	$7,872	115.0%
Weighted average borrowings outstanding	$292,630	$306,229	$(13,599)	(4.4)%	$298,553	$302,596	$(4,043)	(1.3)%
Weighted average borrowing rate	7.06%	3.97%		+309 bps	6.60%	2.74%		+386 bps
The increase in interest expense, net from the three and nine months ended September 30, 2022 to the three and nine months ended September 29, 2023 was due to increases in our weighted average borrowing rate, partially offset by decreases in our average amount borrowed. The increases in our weighted average borrowing rate were primarily due to increased risk-free, short-term borrowing rates as a result of tightening monetary policy, which impacts the Bloomberg Short Term Bank Yield ("BSBY"), the variable component of our borrowing rate under our credit facilities. The decreases in our average amount borrowed was primarily due to quarterly term loan payments and payments on our revolving credit facilities in the second and third quarters of 2023.

Other expense (income), net

	Three Months Ended		Change		Nine Months Ended		Change
	September 29, 2023	September 30, 2022	Amount	%	September 29, 2023	September 30, 2022	Amount	%
	(dollars in thousands)
Other expense (income), net	$29	$(210)	$239	n/m	$913	$(674)	$1,587	n/m
The change in other expense, net from the three and nine months ended September 30, 2022 to the three and nine months ended September 29, 2023 was primarily due to currency exchange rate fluctuations during the quarter related to our local currency payables of our foreign operations.
Income tax expense

	Three Months Ended		Change	Nine Months Ended		Change
	September 29, 2023	September 30, 2022	Amount	September 29, 2023	September 30, 2022	Amount
	(dollars in thousands)
Income tax expense	$436	$477	$(41)	$12,521	$3,031	$9,490
Income (loss) before income taxes	$(9,989)	$29,508	$(39,497)	$(18,565)	$61,638	$(80,203)
Effective income tax rate	-4.4%	1.6%		-67.4%	4.9%
The decrease in income tax expense from the third quarter of 2022 to the third quarter of 2023 was primarily due to reduced U.S. tax expense as a result of lower taxable income in the U.S. year-over-year, partially offset by higher foreign income tax expense. Because we recorded a valuation allowance against our U.S. state and federal deferred income taxes, we currently do not record tax benefits on our GAAP U.S. taxable losses. The increase in income tax expense from the nine months ended September 30, 2022 to the nine months ended September 29, 2023 was primarily due to recording a valuation allowance against our U.S. federal and state deferred tax assets, resulting in an $11.1 million charge to income tax expense during the second quarter of 2023.

Non‑GAAP Financial Results
Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. All non-GAAP adjustments are presented on a gross basis. Non-GAAP gross profit, operating income, and net income are defined as: gross profit, operating income (loss), or net income (loss), respectively, excluding (1) amortization of intangible assets, share-based compensation expense, and discrete or infrequent charges and gains that are outside of normal business operations, including acquisition-related costs, contract and legal settlement gains and losses, facility shutdown costs, and severance costs associated with reduction-in-force programs, to the extent they are present in gross profit, operating income (loss), and net income (loss), respectively; and (2) the tax impacts associated with these non-GAAP adjustments, as well as non-recurring discrete tax items, including deferred tax asset valuation allowance charges. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments". Non-GAAP diluted earnings per share ("EPS") is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period. Non-GAAP gross margin and non-GAAP operating margin are defined as non-GAAP gross profit and non-GAAP operating income, respectively, divided by net sales.
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
The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(dollars in thousands)
U.S. GAAP gross profit	$24,069	$63,560	$83,051	$162,953
Non-GAAP adjustments:
Share-based compensation	840	553	2,352	1,555
Fair value adjustment to inventory from acquisitions (1)	—	—	—	2,492
Other (2)	774	—	2,061	—
Non-GAAP gross profit	$25,683	$64,113	$87,464	$167,000
U.S. GAAP gross margin	12.2%	17.9%	13.7%	16.7%
Non-GAAP gross margin	13.1%	18.0%	14.4%	17.1%
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

The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from operating income, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(dollars in thousands, except per share amounts)
U.S. GAAP operating income (loss)	$(4,824)	$32,547	$(2,936)	$67,808
Non-GAAP adjustments:
Amortization of intangible assets	3,639	3,959	11,565	13,963
Share-based compensation	4,752	3,719	12,666	10,125
Settlement loss (1)	—	1,046	—	4,146
Fair value adjustment to inventory from acquisitions (2)	—	—	—	2,492
Acquisition costs (3)	—	—	—	296
Other (4)	793	—	2,117	—
Non-GAAP operating income	$4,360	$41,271	$23,412	$98,830
U.S. GAAP operating margin	(2.5)%	9.2%	(0.5)%	6.9%
Non-GAAP operating margin	2.2%	11.6%	3.9%	10.1%
(1)During the first and third quarters of 2022, we recorded non-recurring loss accruals of $3.1 million and $1.0 million, respectively, relating to expected settlements of employment-related legal matters.
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

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from net income, the most comparable GAAP measure, for the periods indicated. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments".

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(dollars in thousands, except per share amounts)
U.S. GAAP net income (loss)	$(10,425)	$29,031	$(31,086)	$58,607
Non-GAAP adjustments:
Amortization of intangible assets	3,639	3,959	11,565	13,963
Share-based compensation	4,752	3,719	12,666	10,125
Settlement loss (1)	—	1,046	—	4,146
Fair value adjustment to inventory from acquisitions (2)	—	—	—	2,492
Acquisition costs (3)	—	—	—	296
Other (4)	793	—	2,117	—
Tax adjustments related to non-GAAP adjustments (5)	3,338	(2,401)	7,576	(5,771)
Tax expense from valuation allowance (6)	—	—	11,094	—
Non-GAAP net income	$2,097	$35,354	$13,932	$83,858
U.S. GAAP diluted EPS	$(0.36)	$1.00	$(1.07)	$2.02
Non-GAAP diluted EPS	$0.07	$1.22	$0.47	$2.90
Shares used to compute non-GAAP diluted EPS	29,733,904	29,050,396	29,507,060	28,965,834
(1)During the first and third quarters of 2022, we recorded non-recurring loss accruals of $3.1 million and $1.0 million, respectively, relating to expected settlements of employment-related legal matters.
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
(5)Adjusts U.S. GAAP income tax expense for impact of our non-GAAP adjustments, which are presented on a gross basis, including the impacts of excluding share-based compensation and amortization of intangible assets. The adjustment reflects income tax benefits generated from U.S. taxable losses, on a non-GAAP basis, as we do not have a valuation allowance against our U.S. federal and state deferred tax assets on a non-GAAP basis. Refer to footnote 6 below.
(6)During the second quarter of 2023, we recorded a valuation allowance of $11.1 million against our U.S. federal and state deferred tax assets. The valuation allowance was recorded based on an assessment of available positive and negative evidence, including an estimate of being in a three-year cumulative loss position in the U.S. by the end of 2023, projections of future taxable income, and other quantitative and qualitative information. On a non-GAAP basis, we added back the expense associated with our recognition of a valuation allowance against our U.S. federal and state deferred tax assets, because recording a valuation allowance would not have been appropriate, as we were in, and expect to remain in a three-year cumulative U.S. income position on a non-GAAP basis.

Liquidity and Capital Resources
The following section discusses our liquidity and capital resources, including our primary sources of liquidity and our material cash requirements. Our cash and cash equivalents are maintained in highly liquid and accessible accounts with no significant restrictions.
Material Cash Requirements
Our primary liquidity requirements arise from: (i) working capital requirements, including procurement of raw materials inventory for use in our factories and employee-related costs, (ii) business acquisitions, (iii) interest and principal payments under our credit facilities, (iv) research and development investments, (v) capital expenditures, and (vi) payment of income taxes. We have no significant long-term purchase commitments related to procuring raw materials inventory. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and are therefore subject to prevailing global macroeconomic conditions and financial, business, and other factors, some of which are beyond our control.
We believe that our cash and cash equivalents, the amounts available under our credit facilities, and our operating cash flow will be sufficient to fund our business and our current obligations for at least the next 12 months and beyond.
Sources and Conditions of Liquidity
Our ongoing sources of liquidity to fund our material cash requirements are primarily derived from: (i) sales to our customers and the related changes in our net operating assets and liabilities and (ii) proceeds from our credit facilities and equity offerings, when applicable. Our credit facilities are comprised of a $150.0 million term loan facility and a $250.0 million revolving credit facility, of which $105.0 million remained available to draw on as of September 29, 2023.
Summary of Cash Flows
We ended the third quarter of 2023 with cash and cash equivalents of $75.9 million, a decrease of $10.5 million from the prior year ended December 30, 2022. The decrease was primarily due to net payments on our credit facilities of $20.6 million and capital expenditures of $13.2 million, partially offset by net cash provided by operating activities of $20.1 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Nine Months Ended
	September 29, 2023	September 30, 2022
	(in thousands)
Cash provided by (used in) operating activities	$20,058	$(7,321)
Cash used in investing activities	(13,239)	(21,958)
Cash provided by (used in) financing activities	(17,356)	10,247
Net decrease in cash	$(10,537)	$(19,032)
Our cash provided by operating activities of $20.1 million during the nine months ended September 29, 2023 consisted of net loss of $31.1 million, offset by net non-cash charges of $48.4 million, consisting primarily of depreciation and amortization of $26.0 million, share-based compensation expense of $12.7 million, and deferred income taxes of $9.4 million, and a decrease in our net operating assets and liabilities of $2.7 million. Deferred taxes consists primarily of a $11.1 million charge related to a valuation allowance recorded against our U.S. and state deferred tax assets in the second quarter of 2023.

The decrease in our net operating assets and liabilities of $2.7 million during the nine months ended September 29, 2023 was primarily due to a decrease in accounts receivable and inventories of $33.0 million and $16.8 million, respectively, partially offset by a decrease in accounts payable and accrued and other liabilities of $34.8 million and $20.9 million, respectively.
This compares to cash used in operating activities of $7.3 million during the nine months ended September 30, 2022. The increase in cash provided by operating activities from the nine months ended September 30, 2022 to the nine months ended September 29, 2023 was primarily due to favorable changes in the balances of accounts receivable and inventories during the nine months ended September 29, 2023 compared to the nine months ended September 30, 2022, partially offset by less aggregate net income (loss) and net non-cash charges and unfavorable changes in the balance of accounts payable and accrued and other liabilities during the nine months ended September 29, 2023 compared to the nine months ended September 30, 2022.
Cash used in investing activities during the nine months ended September 29, 2023 and September 30, 2022 consisted of capital expenditures. The reduction in capital expenditures from the nine months ended September 30, 2022 to the nine months ended September 29, 2023 was due to reduced factory capacity expansion projects.
Cash used in financing activities during the nine months ended September 29, 2023 consisted of net payment on our credit facilities of $20.6 million, partially offset by net proceeds from share-based compensation activity of $3.3 million. Cash provided by financing activities during the nine months ended September 30, 2022 consisted of net proceeds from our credit facilities of $9.4 million and net proceeds from share-based compensation activity of $0.9 million. The change in net payments on, and net proceeds from, our credit facilities relates to fluctuations in cash required for working capital purposes relative to the geographic distribution of available cash during the periods then ended. The increase in net proceeds from share-based compensation activity from the nine months ended September 30, 2022 to the nine months ended September 29, 2023 was due to increased stock option exercises.

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

Interest Rate Risk
We had total indebtedness of $281.9 million as of September 29, 2023, exclusive of $1.4 million in debt issuance costs, of which $7.5 million was due within 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of September 29, 2023, the interest rate on our outstanding debt is based on BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $0.7 million change to interest expense during the quarter, or $2.8 million on an annualized basis.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of September 29, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of September 29, 2023, due to a material weakness in internal control over financial reporting that was disclosed in Part II – Item 9A. Controls and Procedures of our 2022 Annual Report on Form 10‑K.

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

Remediation
As previously described in Part II – Item 9A. Controls and Procedures of our 2022 Annual Report on Form 10‑K, we are implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect the remediation of the material weakness to be completed prior to the end of fiscal year 2023.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Insider Trading Arrangements
During the third quarter of 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Offer Letter, dated July 6, 2023, between Ichor Systems, Inc. and Gregory F. Swyt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 10, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*Filed herewith.
**Furnished herewith and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICHOR HOLDINGS, LTD.

Date: November 7, 2023	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Greg Swyt
Greg Swyt
Chief Financial Officer (Principal Accounting and Financial Officer)