Form 10-K
period 2023-12-29
ICHOR HOLDINGS, LTD.
filed 2024-02-23
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______ to _______
Commission File Number 001-37961
_____________________________________________________________
ICHOR HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)
_____________________________________________________________

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3185 Laurelview Ct.
Fremont, California 94538
(Address of principal executive offices, including zip code)
(510) 897-5200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	ICHR	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
_____________________________________________________________
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
There were 29,541,319 ordinary shares, $0.0001 par value, outstanding as of February 21, 2024. The aggregate market value of voting ordinary shares held by non-affiliates was $1,082,303,000 as of June 30, 2023, the last business day of our most recently completed second fiscal quarter. There are no non-voting ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10‑K is incorporated herein by reference to the registrant’s Definitive Proxy Statement relating to its 2024 General Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

CAUTIONARY STATEMENT CONCERNING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplate,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “see,” “seek,” “target,” “would” and similar expressions or variations or negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are contained in many sections of this report, including those entitled Item 1. – Business and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled Item 1A. – Risk Factors and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report under the heading Item 1A. – Risk Factors, as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
We use a 52- or 53-week fiscal year ending on the last Friday in December. The following table details our fiscal periods included elsewhere in this report. All references to 2023, 2022, and 2021, including the quarters thereto, relate to our fiscal periods as so detailed.

Fiscal Period	Period Ending	Weeks in Period
Fiscal Year 2023:	December 29, 2023	52
First Quarter	March 31, 2023	13
Second Quarter	June 30, 2023	13
Third Quarter	September 29, 2023	13
Fourth Quarter	December 29, 2023	13

Fiscal Year 2022:	December 30, 2022	52
First Quarter	April 1, 2022	13
Second Quarter	July 1, 2022	13
Third Quarter	September 30, 2022	13
Fourth Quarter	December 30, 2022	13

Fiscal Year 2021:	December 31, 2021	53
First Quarter	March 26, 2021	13
Second Quarter	June 25, 2021	13
Third Quarter	September 24, 2021	13
Fourth Quarter	December 31, 2021	14

Company Overview
We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our primary product offerings include gas and chemical delivery systems and subsystems, collectively known as fluid delivery systems and subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery systems and subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, electron beam (“e‑beam”) and laser-welded components, precision vacuum and hydrogen brazing, and surface treatment technologies, and other proprietary products. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most original equipment manufacturers (“OEMs”) outsource all or a portion of the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. We believe that this outsourcing trend has enabled OEMs to reduce their costs and development time, as well as provide growth opportunities for specialized subsystems suppliers like us.
Our goal is to be a leading supplier of fluid delivery subsystems and components to OEMs engaged in manufacturing capital equipment to produce semiconductors and to leverage our technology and products to expand the share of our addressable markets. To achieve this goal, we engage with our customers early in their design and development processes and utilize our deep engineering resources and operating expertise, as well as our expanded product portfolio, to jointly create innovative and advanced solutions that meet the current and future needs of our customers. We employ this approach with three of the largest manufacturers of semiconductor capital equipment in the world. We believe this approach enables us to design products that meet the precise specifications our customers demand, allows us to often be the sole supplier of these subsystems during the initial production ramp, and positions us to be the preferred supplier for the full five-to ten-year lifespan of the process tool.
The broad technical expertise of our engineering team, coupled with our early customer engagement approach, enables us to offer innovative and reliable solutions to complex fluid delivery challenges. With over two decades of experience developing complex fluid delivery subsystems and meeting the constantly changing production requirements of leading semiconductor OEMs, we have developed expertise in fluid delivery that we offer to our OEM customers. In addition, our capital efficient model provides us the flexibility to fulfill increased demand and meet changing customer requirements with relatively low levels of capital expenditures. With an aim to provide superior customer service, we have a global footprint with many facilities strategically located in close proximity to our customers. We have long standing relationships with top tier OEM customers, including Applied Materials, Lam Research, and ASML, which were our three largest customers by sales in 2023.
We generated revenue of $811.1 million, $1,280.1 million, and $1,096.9 million in 2023, 2022, and 2021, respectively. We generated net income (loss) of $(43.0) million, $72.8 million, and $70.9 million, calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) in 2023, 2022, and 2021, respectively, and $12.3 million, $104.9 million, and $97.7 million on a non-GAAP basis, respectively. See Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Results for a discussion of non-GAAP net income, an accompanying presentation of the most directly comparable financial measure, GAAP net income, and a reconciliation of the differences between non-GAAP net income and GAAP net income.

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

Early Engagement with Customers on Product Development
We seek to engage with our customers and potential customers very early in their process for new product development. We believe this approach enables us to collaborate on product design, qualification, manufacturing, and testing in order to provide a comprehensive, customized solution. Through early engagement during the complex design stages, our engineering team gains early insight into our customers’ technology roadmaps, which enables us to pioneer innovative and advanced solutions. In many cases, our early engagement with our customers enables us to be the sole source supplier when the product is initially introduced.
Long History and Strong Relationships with Top Tier Customers
We have established deep relationships with top tier OEMs, including Applied Materials, Lam Research, and ASML. Our customers are global leaders by sales in the semiconductor capital equipment industry. Our existing relationships with our customers have enabled us to effectively compete for new fluid delivery subsystems for our customers’ next generation products in development. We leverage our deep-rooted existing customer relationships with these market leaders to penetrate new business opportunities created through industry consolidation. Our close collaboration with them has contributed to our established market position and several key supplier awards.
Operational Excellence with Scale to Support the Largest Customers
With over 20 years of experience in designing and building fluid delivery systems, we have developed deep capabilities in operations. We have strategically located our manufacturing facilities near our customers’ locations in order to provide fast and efficient responses to new product introductions and accommodate configuration or design changes late in the manufacturing process. We will continue to add capacity as needed to support future growth. In addition to providing high quality and reliable fluid delivery subsystems, one of our principal strategies is delivering the lead-times that provide our customers the required flexibility needed in their production processes. We have accomplished this by investing in manufacturing systems and processes and an efficient supply chain. Our focus on operational efficiency and flexibility allows us to reduce manufacturing cycle times in order to respond quickly to customer requests, and lead-times that are often less than four weeks.
Capital Efficient and Scalable Business Model
Our business requires modest levels of capital investments to support production capacity and new product development and can fluctuate over time depending on business outlook, new product strategy, and timing of introductions. In 2023, 2022, and 2021, our total capital expenditures were $15.5 million, $29.4 million, and $20.8 million, respectively, representing 1.9%, 2.3%, and 1.9%, of sales, respectively. The semiconductor capital equipment market has historically been cyclical. We have structured our business to minimize fixed manufacturing overhead and operating expenses to enable us to grow net income at a higher rate than sales during periods of growth. Conversely, our low fixed cost approach allows us to minimize the impact of cyclical downturns on our net income but results in a lower level of gross margin leverage or improvement as a percentage of sales in times of increased demand.

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
Grow Our Total Available Market and Share of the Market with Expanded Product Offerings
We continue to work with our existing core customers on additional opportunities, including machined components, chemical delivery, and proprietary products as a few of our important potential growth areas. We believe that the industries we serve have a growing need for the unique expertise we offer in precision machining, fluid mechanics, controls, and the component needed for next generation processes. For example, as semiconductor devices become more complex, atomic layer deposition (“ALD”), etch, and chemical vaper deposition (“CVD”) require more precise gas control, with faster response times, tighter repeatability, and cleaner, more corrosion-resistant systems. By leveraging our existing customer relationships and strong history of solving these challenges, we believe this will grow market share. We have significantly expanded our served customer base with expanded product offerings as a result of our opportunistic acquisitions. These acquisitions have enabled us to manufacture and assemble the complex plastic and metal products and precision machined components for the semiconductor equipment market, including at our existing customer base, as well as for the medical device, and general-industrial industries, while providing us exposure to and growth opportunities in the Korean and Japanese semiconductor capital equipment market.
Through our acquisition of IMG in November 2021, we have opened up adjacent opportunities within semiconductor capital equipment, including large format machining, hydrogen brazing, and e‑beam and laser welding. Additionally, our acquisition of IMG gave us entrance into new sectors, including medical, aerospace, defense, and scientific research, which require our critical machining and joining expertise.
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

Our Products and Services
We are a leader in the design, engineering and manufacturing of critical fluid delivery subsystems. Our product and service offerings are classified in the following categories:
Gas Delivery Subsystems
Gas delivery is among the most technologically complex functions in semiconductor capital equipment and is used to deliver, monitor and control precise quantities of the vapors and gases critical to the manufacturing process. Our gas delivery systems consist of a number of gas lines, each controlled by a series of mass flow controllers, regulators, pressure transducers, valves, and an integrated electronic control system. Our gas delivery subsystems are primarily used in equipment for “dry” manufacturing processes, such as etch, chemical vapor deposition, physical vapor deposition, epitaxy, and strip.
Chemical Delivery Products and Subsystems
Our chemical delivery products and subsystems are used to precisely blend and dispense reactive chemistries and colloidal slurries critical to the specific “wet” front-end process, such as wet clean, electro chemical deposition, and chemical-mechanical planarization (“CMP”). In addition to the chemical delivery subsystem, we also manufacture the process modules that apply the various chemicals directly to the wafer in a process-and application-unique manner to create the desired chemical reaction.

The image below shows a typical wet-process front end semiconductor tool, with a chemical delivery subsystem and corresponding application process module highlighted:
Weldments and Specialty Joining
Our complete offering of weldments support the delivery of gases through the process tool. We have developed both automated and manual welding processes to support world class workmanship on all types of metals needed to support fluid delivery within the semiconductor market. The welded assemblies are used in both wet and dry processes, non-semi applications including aerospace and defense, medical, and general industrial markets. We offer a wide range of specialty joining technologies including orbital, tungsten inert gas, e‑beam, and laser welding, as well as hydrogen and vacuum brazing.
Precision Machining
Precision machining provides us the ability to supply our customers with components used in our gas delivery systems and weldments, while also providing custom machined solutions throughout customers’ equipment. Many of these items are used downstream of the gas system and in process-critical applications. Our precision machined products can be used in both wet and dry applications and include both small- and large‑format machining applications. Machined components are also provided to other critical non‑semiconductor markets, including aerospace and medical.

History
We were originally incorporated as Celerity, Inc. (“Celerity”) in 1999. Our business of designing and manufacturing critical systems for semiconductor capital equipment manufacturers operated as a standalone business until 2009 when Celerity sold the business to a private equity fund. Francisco Partners acquired the business in December 2011. Ichor Holdings, Ltd., an exempt company incorporated in the Cayman Islands, was formed in March 2012 to serve as the parent company as part of a restructuring to accommodate the expansion of our business in Singapore and Malaysia. We completed the initial public offering of our ordinary shares in December 2016. We have grown through opportunistic acquisitions, which include:
•In April 2012, we acquired Semi Scenic UK Limited to provide refurbishment services for legacy tools.
•In April 2016, we purchased Ajax-United Patterns & Molds, Inc. for $17.6 million to add chemical delivery subsystem capabilities with existing customers.
•In July 2017 we acquired Cal‑Weld, Inc. for $56.2 million to add to our gas delivery subsystem and weldment capabilities.
•In December 2017 we acquired Talon Innovations Corporation for $137.8 million to add to our gas delivery subsystem, precision machining, and component manufacturing capabilities.
•In April 2018, we acquired IAN Engineering Co., Ltd. for $6.5 million to provide us exposure to and growth opportunities in the Korean semiconductor capital equipment market.
•In December 2020, we acquired certain operating assets and assumed the operations of a business in Nogales, Mexico for $5.0 million to increase our precision machined component manufacturing capacity.
•In November 2021, we acquired IMG for approximately $270.0 million to increase our precision machining capacity and capabilities with existing customers, as well as increase our served customer base.
We intend to continue to evaluate opportunistic acquisitions to supplement our organic growth.

Customers, Sales, and Marketing
We primarily market and sell our products directly to equipment OEMs in the semiconductor equipment market. In Japan, we utilize a value-added reseller to market and sell our chemical delivery system. We are dependent upon a small number of customers, as the semiconductor equipment manufacturer market is highly concentrated with five companies accounting for over 70% of all process tool revenues. For 2023, our three largest customers were Applied Materials, Lam Research, and ASML which accounted for a combined 82% of sales, respectively. We do not have long-term contracts that require customers to place orders with us in fixed or minimum volumes, and we generally operate on a purchase order basis with customers.
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
Supply Chain Management
We use a wide range of components and materials in the production of our gas and chemical delivery systems, including filters, mass flow controllers, regulators, pressure transducers, substrates, and valves. We obtain components and materials from a large number of sources, including single source and sole source suppliers.
We use supplier-consigned material and just-in-time stocking programs for a portion of our inventories to better manage our component inventories and better respond to changing customer requirements. These approaches are designed to reduce our inventory levels and maintain flexibility in responding to changes in product demand. A key part of our strategy is to identify multiple suppliers with a strong global reach that are located within close proximity to our manufacturing locations.

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
We have built a team of fluid delivery experts. As of December 29, 2023, our engineering team consisted of approximately 140 engineers and designers with chemical, mechanical, electrical, software, and systems expertise. Our engineers are closely connected with our customers and typically work at our customers’ sites and operate as an extension of our customers’ design team. We engineer within our customers’ processes, design vaults, drawing standards, and part numbering systems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection, and functionality. The majority of our sales are generated from projects during which our engineers cooperated with our customer early in the design cycle. Through this early collaborative process, we become an integral part of our customers’ design and development processes, and we are able to quickly anticipate and respond to our customers’ changing requirements.

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
The fluid delivery subsystem market is concentrated, and we face competition, for example, from Ultra Clean Technology, with additional competition from other regional suppliers. The chemical delivery subsystem, weldments, and precision machining industries are fragmented, and we face competition from numerous smaller suppliers. In addition, the market for tool refurbishment is fragmented, and we compete with many regional competitors. The primary competitive factors we emphasize include:
•customer relationships;
•early engagement with customers;
•large and experienced engineering staff;
•design-to-delivery cycle times; and
•flexible manufacturing capabilities.
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

Intellectual Property
Our success depends, in part, upon our ability to develop, maintain, and protect our technology and products and to conduct our business without infringing the proprietary rights of others. We continue to invest in securing intellectual property protection for our technology and products and protect our technology by, among other things, filing patent applications. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, copyrights and trademarks, to protect our proprietary rights. We have historically focused our patent protection efforts in the United States. As of December 29, 2023, we had 74 granted patents and 85 pending patent applications, of which 36 and 27 were U.S. patents, respectively. While we consider our patents to be valuable assets, we do not believe the success of our business or our overall operations are dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our business.
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

Human Capital Resources
As a globally successful company, we believe that we must be a good corporate citizen and socially responsible, while providing a safe and rewarding environment for our employees, who are our greatest strength. All employees of Ichor are committed to a set of core values that define company culture, represent what we believe, and guide our actions. We recognize and value each person’s diverse background and unique skill set and seek to foster an environment that encourages personal growth and professional development. We are committed to enhancing diversity, inclusion, and equity through specific policies, practices, employee and manager training, and dedicated executive leadership. Below are details demonstrating our commitment in this area.
Demographics
As of December 29, 2023, we had approximately 1,690 full‑time employees and 555 contract or temporary workers, which allow flexibility as business conditions and geographic demand change. Of our total workforce, approximately 140 are engineers, 110 are engaged in sales and marketing, 1,770 are engaged in manufacturing, and 225 perform executive and administrative functions.
Total Rewards
As part of our total rewards philosophy, we believe in offering market-competitive compensation and benefits programs for our employees to attract, engage, and retain a talented and productive workforce. Our programs are designed to be externally competitive, internally fair and equitable, and our pay-for-performance philosophy aims to reward each individual for their contributions while striving for equal pay for work regardless of gender, race, or ethnicity. We offer a combination of fixed and variable pay, which can vary by business and function. For our leadership and key talent, we provide equity based long-term compensation to create retention and incentive towards our strategic goals and objectives. We provide benefits that are locally competitive, including retirement and savings plans with company contributions, health and welfare plans aimed to provide protection for employees, and in some instances, protection for employees’ families, and we provide a discounted employee stock purchase plan. We invest in wellness programs to promote physical, emotional, and financial well-being. In 2023, we continued our employee cash spot bonus and continuous improvement programs, which recognize employee contributions to our business.
Learning and Development
We support our employees in their career development by providing a multi-dimensional approach to learning and development, including internal and external opportunities for professional development. This includes tuition reimbursement, online training, on the job training, diversity and inclusion training, and managerial coaching and training. We actively invest in leadership development, cultivating involvement, engagement, and empowerment of our future leaders in an active investment in succession planning and development. We also believe that maintaining an effective employee review and appraisal process, with regular managerial feedback and coaching, is critical to cultivating a learning organization. In addition, we support employee resource groups to increase employee engagement and to grow and foster talent.
Health and Safety
We are committed to monitoring and maintaining a healthy and safe environment for our employees. We facilitate “skip level” sessions, annually survey employees and use other communication forums to allow employees to express their opinions, concerns, and suggestions to management. We maintain a professional human resources department and provide a whistleblower hotline for communicating concerns, including those involving health and safety. We take necessary steps to ensure the health and safety of our employees and extended communities by following regulatory guidelines from around the world. We promote having our workforce physically co-located at our facilities to support collaboration, which is a company core value. When necessary, we support remote and hybrid working options for certain office staff.

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
Economic and Strategic Risks
•Our business depends significantly on expenditures by manufacturers in the semiconductor capital equipment industry.
•We rely on a very small number of OEM customers for a significant portion of our sales.
•Our customers exert a significant amount of negotiating leverage over us.
•The industries in which we participate are highly competitive and rapidly evolving.
•We are exposed to risks associated with weakness in the global economy and geopolitical instability.
•If we do not keep pace with developments in the industries we serve and with technological innovation generally, our products and services may not be competitive.
•We must design, develop, and introduce new products that are accepted by OEMs in order to retain our existing customers and obtain new customers.
•Acquisitions may present integration challenges, and the goodwill, indefinite-lived intangible assets, and other long-term assets recorded in connection with such acquisitions may become impaired.
•We are subject to fluctuations in foreign currency exchange rates.

Business and Operational Risks
•The manufacturing of our products is highly complex.
•Defects in our products could damage our reputation, decrease market acceptance of our products, and result in potentially costly litigation.
•We may incur unexpected warranty and performance guarantee claims.
•Our dependence on a limited number of suppliers may harm our production output and increase our costs.
•We may face supply chain disruptions, manufacturing interruptions or delays.
•We are subject to order and shipment uncertainties.
•Our customers generally require that they qualify our engineering, documentation, manufacturing and quality control procedures.
•We may be subject to interruptions or failures in our information technology systems.
•Certain of our customers require that we consult with them in connection with specified fundamental changes in our business.
•Our business is largely dependent on the know-how of our employees, and we generally do not have an intellectual property position that is protected by patents.
•Our business will suffer if we are unable to attract, hire, integrate, and retain key personnel and other necessary employees, particularly in the highly competitive technology labor market, or if we experience labor disruptions at our facilities.
•The technology labor market is very competitive, and labor disruptions could materially adversely affect our business.
•Our business is subject to the risks of catastrophic events.
Legal and Regulatory Risks
•Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.
•Third parties have claimed and may in the future claim we are infringing their intellectual property.
•From time to time, we may become involved in other litigation and regulatory proceedings.
•As a global company, we are subject to the risks of doing business internationally.
•Changes in U.S. or international trade policy, tariffs, and import/export regulations may have a material adverse effect on our business.
•We are subject to numerous environmental laws and regulations.
•Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
•We previously identified material weaknesses in our internal control over financial reporting, and the failure to maintain an effective system of internal controls and procedures may cause investors to lose confidence in our financial reporting.
•Changes in tax laws, tax rates or tax assets and liabilities could materially adversely affect our financial condition and results of operations.
Liquidity and Capital Resources Risks
•We have a substantial amount of indebtedness and are subject to restrictive covenants.
•We are subject to interest rate risk associated with variable rates on our outstanding indebtedness.
•If one or more of our counterparty financial institutions default on their obligations to us or fail, we may incur significant losses.

Ordinary Share Ownership Risks
•Our quarterly sales and operating results fluctuate significantly from period to period, and the price of our ordinary shares may fluctuate substantially.
•Our articles of association contain anti-takeover provisions that could adversely affect the rights of our shareholders.
•The issuance of preferred shares could adversely affect holders of ordinary shares.
•Our shareholders may face difficulties in protecting their interests under the laws of the Cayman Islands compared to the laws of the United States.
•There can be no assurance that we will not be a passive foreign investment company for any taxable year.
•If a U.S. person is treated as owning at least 10% of our shares, such person may be subject to adverse U.S. federal income tax consequences.

Economic and Strategic Risks
Our business depends significantly on expenditures by manufacturers in the semiconductor capital equipment industry, which, in turn, is dependent upon the semiconductor device industry. When that industry experiences cyclical downturns, demand for our products and services generally decreases, resulting in decreased sales. We may also be forced to reduce our prices during cyclical downturns without being able to proportionally reduce costs.
Our business, financial condition and results of operations depend significantly on expenditures by manufacturers in the semiconductor capital equipment industry. In turn, the semiconductor capital equipment industry depends upon the current and anticipated market demand for semiconductor devices. The semiconductor device industry is subject to cyclical and volatile fluctuations in supply and demand and in the past has experienced significant downturns, which often occur in connection with declines in general economic conditions, and which have resulted in significant volatility in the semiconductor capital equipment industry. The semiconductor device industry has also experienced recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced, and anticipate that we will continue to experience, significant fluctuations in customer orders for our products and services as a result of such fluctuations and cycles. Any downturns in the semiconductor device industry could have a material adverse effect on our business, financial condition and results of operations.
In addition, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees, particularly during periods of decreasing demand for our products. We may be forced to reduce our prices during periods of decreasing demand. While we operate under a low fixed cost model, we may not be able to proportionally reduce all of our costs if we are required to reduce our prices. The cyclical and volatile nature of the semiconductor device industry and the absence of long-term fixed or minimum volume contracts make any effort to project a material reduction in future sales volume difficult. If we are not able to timely and appropriately adapt to the changes in our business environment, our business, financial condition and results of operations will be materially adversely affected as a result of, for example, underutilization of capacity, charges related to obsolete inventory, asset impairment or inventory write-downs, increased operating expenses or reduced margins. Further, any capacity expansion by us or our competitors could also lead to overcapacity in our target markets, which could lead to price erosion that could adversely impact our operating results.

We rely on a very small number of OEM customers for a significant portion of our sales. Any adverse change in our relationships with these customers could materially adversely affect our business, financial condition and results of operations.
The semiconductor capital equipment industry is highly concentrated and has experienced significant consolidation in recent years. As a result, a relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue for the foreseeable future. For 2023, our top three customers accounted for a combined 82% of sales, and we expect that our sales will continue to be concentrated among a very small number of customers. We do not have any long-term contracts that require customers to place orders with us in fixed or minimum volumes. Accordingly, the success of our business depends on the success of our customers and those customers and other OEMs continuing to outsource the manufacturing of critical subsystems and process solutions to us. Because of the small number of OEMs in the markets we serve, a number of which are already our customers, it would be difficult to replace lost sales resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to a reduction in the amount of outsourcing they do, their giving orders to our competitors, an adverse change to their business or financial condition, their acquisition by an OEM who is not a customer or with whom we do less business, or otherwise. We have in the past lost business from customers for a number of these reasons. If we are unable to replace sales from customers who reduce the volume of products and services they purchase from us or terminate their relationship with us entirely, such events could have a material adverse impact on our business, financial condition and results of operations.
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
Additionally, from time to time, governments around the world may provide incentives or make other investments that could benefit and give competitive advantages to our competitors. For example, in August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 to provide financial incentives to the U.S. semiconductor industry. Government incentives, including any that may be offered in connection with the CHIPS Act, may not be available to us on acceptable terms or at all. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our business.
We are exposed to risks associated with weakness in the global economy and geopolitical instability.
Our business is dependent upon manufacturers of semiconductor capital equipment, whose businesses in turn ultimately depend largely on consumer spending on semiconductor devices. Continuing uncertainty regarding the global economy continues to pose challenges to our business. The COVID-19 pandemic, geopolitical instability, including the conflict between Russia and Ukraine, the conflict in the Middle East, actual and potential shifts in U.S. and foreign trade, economic and other policies, and rising trade tensions between the United States and China, as well as other global events, have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by high inflation, supply chain challenges, shortages of skilled labor and higher labor costs, high interest rates, foreign currency exchange volatility, volatility in the global capital markets, uncertainty in debt markets, and the slow rate of recovery of many countries from recent recessions, which may exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel or refrain from placing orders for products or services, which may reduce sales, reduce our backlog, increase our inventory and materially adversely affect our business, financial condition and results of operations. Difficulties in obtaining capital, uncertain market conditions or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding or capital expenditures and, in turn, lower orders from our customers or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect our key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to procure products from higher-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. Any of these conditions or events could have a material adverse effect on our business, financial condition and results of operations.

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
We believe that our future success will depend upon our ability to design, engineer and manufacture products that meet the changing needs of our current and potential customers, including potentially through the incorporation or use of software or artificial intelligence technology. This requires that we successfully anticipate and respond to technological changes in design, engineering and manufacturing processes in a cost-effective and timely manner. If we are unable to integrate new technical specifications into competitive product designs, develop the technical capabilities necessary to manufacture new products or make necessary modifications or enhancements to existing products, our business, financial condition and results of operations could be materially adversely affected.
The timely development of new or enhanced products is a complex and uncertain process which requires that we:
•design innovative and performance-enhancing features that differentiate our products from those of our competitors;
•identify emerging technological trends in the industries we serve, including new standards for our products;
•accurately identify and design new products to meet market needs;
•collaborate with OEMs to design and develop products on a timely and cost-effective basis;
•ramp-up production of new products, especially new subsystems, in a timely manner and with acceptable yields;
•manage our costs of product development and the costs of producing the products that we sell;
•successfully manage development production cycles; and
•respond quickly and effectively to technological changes or product announcements by others.
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
We have acquired strategic businesses in the past and if we find appropriate opportunities in the future, we may acquire businesses, products or technologies that we believe are strategic. The process of integrating an acquired business, product or technology may produce unforeseen operating difficulties and expenditures, fail to result in expected synergies or other benefits or absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Our ability to realize anticipated benefits of acquisitions and other strategic initiatives may also be affected by the incurrence of additional indebtedness in connection with financing; regulatory challenges; our ability to retain key employees and customers of the acquired company; our ability to successfully integrate personnel from the acquired company; our ability to establish, integrate or combine operations and systems; or our ability to retain the customers of an acquired business. In addition, we may record a portion of the assets we acquire as goodwill, other indefinite-lived intangible assets or finite-lived intangible assets. We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may not be recoverable. The recoverability of goodwill and indefinite-lived intangible assets is dependent on our ability to generate sufficient future earnings and cash flows. Changes in estimates, circumstances or conditions, resulting from both internal and external factors, could have a significant impact on our fair valuation determination, which could then have a material adverse effect on our business, financial condition and results of operations.
We are subject to fluctuations in foreign currency exchange rates, which could cause operating results and reported financial results to vary significantly from period to period.
The vast majority of our sales are denominated in U.S. dollars. Many of the costs and expenses associated with our Singapore, Malaysian, Korean, U.K., and European Union operations are paid in Singapore dollars, Malaysian ringgit, Korean won, British pounds, or euros, respectively, and we expect our exposure to these currencies to increase as we increase our operations in those jurisdictions. As a result, our risk exposure from transactions denominated in non-U.S. currencies is primarily related to the Singapore dollar, Malaysian ringgit, Korean won, British pound and euro. In addition, because the majority of our sales are denominated in the U.S. dollar, if one or more of our competitors sells to our customers in a different currency than the U.S. dollar, we are subject to the risk that the competitors’ products will be relatively less expensive than our products due to exchange rate effects. We have not historically established transaction-based hedging programs. Foreign currency exchange risks inherent in doing business in foreign countries could have a material adverse effect on our business, financial condition and results of operations.

Business and Operational Risks
The manufacturing of our products is highly complex, and if we are not able to manage our manufacturing and procurement process effectively, our business, financial condition and results of operations may be materially adversely affected.
The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. We may also be subject to liability under our agreements with our customers if we or our suppliers fail to re-configure manufacturing processes or components in response to these modifications. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. We have from time to time experienced bottlenecks and production difficulties that have caused delivery delays and quality control problems. These risks are even greater as we seek to expand our business into new subsystems. In addition, certain of our suppliers have been, and may in the future be, forced out of business as a result of the economic environment. In such cases, we may be required to procure products from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. This could materially limit our growth, adversely impact our ability to win future business and have a material adverse effect on our business, financial condition and results of operations.

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
A number of factors, including design flaws, material and component failures, contamination in the manufacturing environment, impurities in the materials used and unknown sensitivities to process conditions, such as temperature and humidity, as well as equipment failures, may cause our products to contain undetected errors or defects. Errors, defects or other problems with our products may:
•cause delays in product introductions and shipments;
•result in increased costs and diversion of development resources;
•cause us to incur increased charges due to unusable inventory;
•require design modifications;
•result in liability for the unintended release of hazardous materials;
•result in product warranty liability;
•create claims for rework, replacement or damages under our contracts with customers, as well as indemnification claims from customers;
•decrease market acceptance of, or customer satisfaction with, our products, which could result in decreased sales and increased product returns;
•result in the loss of existing customers or impair our ability to attract new customers; or
•result in lower yields for semiconductor manufacturers.
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

Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
Our business depends on our timely supply of equipment, services and related products to meet the changing requirements of our customers, which depends in part on the timely delivery of parts, materials and services from suppliers and contract manufacturers. Shortages of parts, materials and services needed to manufacture our products, as well as delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our manufacturing operations and our ability to meet customer demand. Ongoing supply chain constraints may continue to increase costs of logistics and parts for our products and may cause us to pass on increased costs to our customers, which may lead to reduced demand for our products and materially and adversely impact our operating results. Supply chain disruptions have caused and may continue to cause delays in our equipment production and delivery schedules, which could have an adverse impact on our operating and financial results.
We may experience supply chain disruptions, significant interruptions of our manufacturing operations, delays in our ability to deliver or install products or services, increased costs, customer order cancellations or reduced demand for our products as a result of:
•global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, international trade disputes and new and unchanging regulations for exports of certain technologies to China, where a portion of our supply chain is located, and any retaliatory measures, that adversely impact us or our suppliers;
•the failure or inability to accurately forecast demand and obtain quality parts on a cost-effective basis;
•volatility in the availability and cost of parts, commodities, energy and shipping related to our products, including increased costs due to high inflation or interest rates or other market conditions;
•difficulties or delays in obtaining required import or export licenses and approvals;
•shipment delays due to transportation interruptions or capacity constraints;
•a worldwide shortage of manufacturing components as a result of sharp increases in demand for semiconductor products in general;
•cybersecurity incidents or information technology or infrastructure failures, including those of a third-party supplier or service provider; and
•natural disasters, the impacts of climate change or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism or acts of war) in locations where we or our customers or suppliers have manufacturing, research, engineering, or other operations.
If we need to rapidly increase our business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may strain our manufacturing and supply chain operations and negatively impact our working capital. If we are unable to accurately forecast demand for our products, we may purchase more or fewer parts than necessary or incur costs for cancelling, postponing or expediting delivery of parts. If we purchase or commit to purchase inventory in anticipation of customer demand that does not materialize, or such inventory is rendered obsolete by the rapid pace of technological change, or if customers reduce, delay or cancel orders, we may incur excess or obsolete inventory charges.

We are subject to order and shipment uncertainties, and any significant reductions, cancellations or delays in customer orders could have a material adverse effect on our business, financial condition and results of operations.
Our sales are difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short timeframe within which we are often required to manufacture and deliver products to our customers. Most of our sales for a particular quarter depend on customer orders placed during that quarter or shortly before it commences. Our contracts generally do not require our customers to commit to minimum purchase volumes. While most of our customers provide periodic rolling forecasts for product orders, those forecasts do not become binding until a formal purchase order is submitted, which generally occurs only a short time prior to shipment. As a result of the foregoing and the cyclicality and volatility of the industries we serve, it is difficult to predict future orders with precision and we may incur unexpected or additional costs to align our business operations with changes in demand. Occasionally, we order component inventory and build products in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes, change product specifications or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts may occur from time to time without penalty to, or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and result in unanticipated reductions or delays in sales. If we do not obtain orders as we anticipate, we could have excess components for a specific product or finished goods inventory that we would not be able to sell to another customer, likely resulting in inventory write-offs or selling inventory at lower margins, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may be the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. In addition, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and to implement increasingly sophisticated cyber-attacks. Further, the use of artificial intelligence by us, our customers, suppliers, and third-party service providers, among others, may also introduce unique vulnerabilities. To date, cyber-attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, the outsourcing of some of our business operations, the ongoing shortage of qualified cyber-security professionals, and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber-attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber-security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise materially adversely affect our business, financial condition or results of operations.
The reliability and capacity of our information technology systems is critical to our operations and the implementation of our growth initiatives. Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have a material adverse effect on our business, financial condition, and results of operations.

Certain of our customers require that we consult with them in connection with specified fundamental changes in our business and that we address any concerns or requests such customer may have in connection with a fundamental change.
Certain of our key customers require that we consult with them in connection with specified fundamental changes in our business, including, among other things:
•entering into any new line of business;
•amending or modifying our organizational documents;
•selling all or substantially all of our assets, or merging or amalgamating with a third party;
•incurring borrowings in excess of a specific amount;
•making senior management changes; and
•entering into any joint venture arrangement.
These customers do not have contractual approval or veto rights with respect to any fundamental changes in our business. However, our failure to consult with such customers or to satisfactorily respond to their requests in connection with any such fundamental change could potentially constitute a breach of contract or otherwise be detrimental to our relationships with such customers, which could have a material adverse effect on our business, financial condition and results of operations.
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

As of December 29, 2023, we had approximately 1,690 full time employees and 555 contract or temporary workers worldwide. None of our employees are unionized, but in various countries, local law requires our participation in works councils. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in manufacturing, and we cannot ensure that alternate qualified personnel would be available on a timely basis, or at all. As a result, labor disruptions at any of our facilities could materially adversely affect our business, financial condition and results of operations.
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
Our facilities could be subject to a catastrophic loss caused by natural disasters, including severe weather, fires, earthquakes or other events, including a terrorist attack, a pandemic, epidemic or outbreak of a disease. Increasing concentrations of greenhouse gasses in the Earth’s atmosphere and climate change may produce significant physical effects on weather conditions, such as increased frequency and severity of droughts, storms, floods, extreme temperatures, and other climatic events. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemics, epidemics or outbreaks of a disease, hurricanes, fires, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities or the infrastructure on which such facilities rely. Additionally, it could delay production and shipments, reduce sales, result in large expenses to repair or replace the facility, and we may experience extended power outages at our facilities. Disruption in supply resulting from natural disasters or other causalities or catastrophic events may result in certain of our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner, which could cause disruptions in our operations or disruptions in our customers’ operations. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. To the extent that natural disasters or other calamities or causalities should result in delays or cancellations of customer orders, or the delay in the manufacture or shipment of our products, our business, financial condition and results of operations would be materially adversely affected.

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
Foreign economic downturns have adversely affected our business and results of operations in the past and could adversely affect our business and results of operations in the future. In addition, other factors relating to the operation of our business outside of the United States may have a material adverse effect on our business, financial condition and results of operations in the future, including:
•the imposition of governmental controls or changes in government regulations, including tax regulations;
•difficulties in enforcing our intellectual property rights;
•difficulties in developing relationships with local suppliers;
•difficulties in attracting new international customers;
•difficulties in complying with foreign and international laws and treaties;
•restrictions on the export of technology, including those based on positions taken by governmental agencies regarding possible national, commercial or security issues posed by the development, sale or export of certain products and technologies;
•compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act, export control laws and export license requirements;
•difficulties in achieving headcount reductions due to unionized labor and works councils;
•restrictions on transfers of funds and assets between jurisdictions;
•geo-political instability;
•change in currency controls; and
•trade restrictions and changes in taxes and tariffs.
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
Our international operations and transactions depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. Legislators in the United States may institute or propose changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes, and we may face competition from companies that exist in a more favorable legal or regulatory environment than we do who are able to sell products for certain applications to certain customers that we are prohibited from selling to under applicable export controls, for example.

As a result of recent trade policy changes in the United States, there may be greater restrictions and economic disincentives on international trade and a resulting impact on our operations, sales and financial condition. For example, a recent Bureau of Industry and Security (“BIS”) rule (the “BIS Rule”), which restricts the export of products when provided for use in certain semiconductor manufacturing activities in China, has impacted and may continue to impact our sales and operations. We have had some delays in export activity as we analyze available emergency authorizations and assess the new licensing requirements for our business. We anticipate we will need additional licenses from BIS for some of our exports as a result of the BIS Rule, and we are in the process of applying for those licenses, noting that BIS could revise or expand the BIS rule in response to public comments and BIS may issue guidance clarifying the scope of the rules. Such revisions, expansions or guidance could change the impact of the rules for our business. If BIS denies our license applications or there are delays in issuing licenses, we may have to cease or delay exports, which would cause a reduction in revenues. Furthermore, to the extent any of our customers or counterparties are designated on the Entity List or Unverified List maintained by BIS, to which BIS may continue to add customers, we could suffer additional disruptions to sales and operations.
More broadly, if customers do not view us as a reliable supplier because we cannot obtain the necessary licenses, we may lose business opportunities to competitors. In particular, competitors outside the United States whose products are not subject to the BIS Rule may replace us if we cannot obtain licenses in a timely manner. In the longer term, if our supply is less reliable due to the BIS Rule, Chinese entities that currently purchase our products may begin to develop their own products instead. China's investments in technology development and manufacturing capability in support of its stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies has likely already resulted, and we expect will continue to result, in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products. To the extent that BIS or other relevant regulators impose additional export restrictions that apply to our business, it will have an adverse impact on our revenues and operations as well.
In addition, geopolitical changes in China-Taiwan relations could disrupt the operations of companies in China or Taiwan that are suppliers to, or third-party partners of, the Company, our customers and our customers’ other suppliers. Disruption of certain critical operations in China or Taiwan would adversely affect our ability to manufacture certain products and would likely have substantial negative effects on the entire semiconductor industry.
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
We are subject to a variety of federal, state, local and foreign laws and regulations governing the protection of the environment or addressing climate change. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials (such as regulations imposed on the use or sale of PFAS or PFAS-containing products) used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously owned or operated by us, at other locations during the transport of materials or at properties to which we send substances for treatment or disposal. In addition, we may not be aware of all environmental laws or regulations that could subject us to liability in the United States or internationally. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. We could also be required to alter or discontinue our product design, manufacturing and operations in certain jurisdictions and incur substantial expense in order to comply. In addition, our operations may be interrupted or restricted by the phase-out or ban of certain substances, materials or processes, which may impact the sourcing, supply and pricing of materials used in manufacturing our products.
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
As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of controls over financial reporting. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act. Accordingly, we may incur additional costs to comply with Section 404(b).
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
In 2021, we identified material weaknesses related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management over certain information technology systems that support our financial reporting processes. Certain of these material weaknesses continued into 2023 and were remediated as of December 29, 2023. For a detailed summary of these material weaknesses, including our remediation steps, please refer to Item 9A. – Controls and Procedures. In addition, we have identified material weaknesses in our internal controls over financial reporting in prior years. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, perceptions of our creditworthiness, our ability to complete acquisitions, our ability to maintain compliance with covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports, or investor confidence in our financial reporting, any of which may divert management resources or cause our stock price to decline. Further, remediation of a material weakness does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate.
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
We are also subject to regular examination by the Internal Revenue Service and other tax authorities, and from time to time we initiate amendments to previously filed tax returns. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of our provision for income taxes, which requires estimates and judgments. Although we believe our tax estimates are reasonable, we cannot ensure that the tax authorities will agree with such estimates. We may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. We cannot ensure that we will be successful or that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.
The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which, among other provisions, creates a new corporate alternative minimum tax ("CAMT") of at least 15% for certain large corporations that have at least an average of $1 billion in adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on new corporate stock repurchases beginning in 2023. We do not expect to meet the CAMT threshold in the near term nor expect the IRA to have a material impact on our financial statements. However, it is possible that the U.S. Congress could advance other tax legislation proposals in the future that could have a material impact on our financial statements.
In addition, in October 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework, commonly referred to as “Pillar Two,” which includes the introduction of a 15% global minimum to become effective beginning after January 1, 2024. To date, approximately 140 countries have tentatively signed a framework agreeing in principle to this initiative several countries are in various stages of implementing Pillar Two proposals in local tax legislation. The OECD continues to refine the technical guidance. Our effective tax rate and cash tax payments could increase in future years as a result of these changes.

Liquidity and Capital Resources Risks
We have a substantial amount of indebtedness, which could adversely affect us, including by decreasing our business flexibility. The agreement that governs our indebtedness contains covenants that could impact our ability to perform certain transactions without obtaining pre-approval from our lenders.
As of December 29, 2023, we had total principal outstanding of $135.0 million under our term loan facility and $115.0 million under our revolving credit facility (collectively “credit facilities”). We may incur additional indebtedness in the future. Our credit facilities contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:
•incur additional indebtedness or contingent obligations;
•create or incur liens, negative pledges or guarantees;
•make investments;
•make loans;
•sell or otherwise dispose of assets;
•merge, consolidate or sell substantially all of our assets;
•make certain payments on indebtedness;
•pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;
•enter into certain agreements that restrict distributions from restricted subsidiaries;
•enter into transactions with affiliates;
•change the nature of our business; and
•amend the terms of our organizational documents.
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
Our quarterly sales and operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons, including the following:
•demand for and market acceptance of our products as a result of the cyclical nature of the industries we serve or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery or growth;
•overall economic conditions;
•changes in the timing and size of orders by our customers;
•strategic decisions by our customers to terminate their outsourcing relationship with us or give market share to our competitors;
•consolidation by our customers;
•cancellations and postponements of previously placed orders;
•pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices or loss of market share;
•disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;
•decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems or other products or services;
•changes in design-to-delivery cycle times;
•inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;
•changes in our mix of products sold;
•write-offs of excess or obsolete inventory;
•one-time expenses or charges; and
•announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive.
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
Our articles of association contain provisions to limit the ability of others to acquire control of our company or cause us to engage in change-of-control transactions, including, among other things:
•provisions that authorize our Board of Directors, without action by our shareholders, to issue additional ordinary shares and preferred shares with preferential rights determined by our Board of Directors;
•provisions that permit only a majority of our Board of Directors or the chairman of our Board of Directors to call shareholder meetings and therefore do not permit shareholders to call shareholder meetings; and
•provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of shareholders to propose matters for consideration at shareholder meetings.
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
A U.S. shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, whether or not we make any distributions. An individual that is a U.S. shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. shareholder that is a U.S. corporation. A failure to comply with these reporting obligations may subject a U.S. shareholder to significant monetary penalties and may prevent starting of the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. We do not intend to monitor whether we are or any of our current or future non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a U.S. shareholder with respect to us or any of our controlled foreign corporation subsidiaries. In addition, we cannot provide assurances that we will furnish to any U.S. shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.
A U.S. investor should consult its tax advisors regarding the potential application of these rules to an investment in our shares in its particular circumstances.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our cybersecurity program is designed from a risk- and compliance-based approach to achieve systemwide resilience and protection across our operations. We regularly assess risks from cybersecurity threats and monitor our information systems for potential vulnerabilities. We utilize the National Institute of Standards and Technology Cybersecurity Framework to deliver clear and proactive processes, multi-layered defenses, and relevant technologies that are designed to control, audit, monitor, and protect access to sensitive information. Our cybersecurity program includes physical, administrative, and technical safeguards, and we maintain plans and procedures the objective of which is to help us prevent, detect and timely and effectively respond to, and as necessary, recover from, cybersecurity incidents. Through our cybersecurity risk management program, we have established operational processes to address issues including monitoring and patching of vulnerabilities, regularly updating our information systems, and evaluating new countermeasures made to defend against an evolving landscape of threats. This process is overseen by the Audit Committee of our Board.
In addition, we periodically engage third-party consultants and providers to assist us in assessing, testing, enhancing and monitoring our cybersecurity risk management programs and responding to any incidents. These third parties work in conjunction with our information security team in an effort to continuously improve our cyber risk posture. Examples of third-party actions include the engagement of a security operations center for real-time monitoring and response to incidents, independent audits, risk assessments and security certifications.
We believe cybersecurity awareness is important in helping prevent cyber threats. To that end, we provide annual cybersecurity awareness training and regular phishing awareness exercises to our tech-enabled employees. We monitor and assess the success rate of employees reporting phishing scams, and the results inform the development of our security trainings, systems and programs. Additionally, role-based security training is provided to employees in certain higher-risk positions (including those who handle sensitive information, technology or funds), which is tailored to the heightened cybersecurity risks they face.

We have experienced, and may in the future experience, whether directly or through our service providers or other channels, cybersecurity incidents. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business, operations and reputation. Although our processes are designed to help prevent, detect, respond to and mitigate the impact of such incidents, there is no guarantee that they will be sufficient to prevent or mitigate the risk of a cyberattack or the potentially serious reputational, operational, legal or financial impacts that may result. Refer to “Item 1A. – Risk Factors” in this annual report on Form 10-K, including, “We may be subject to interruptions or failures in our information technology systems,” for additional discussion on our cybersecurity related risks.
Cybersecurity Governance
Cybersecurity is an important part of our risk management and strategy activities and an area of focus for our Board and management. Our Audit Committee is responsible for reviewing and monitoring our cybersecurity and information security policies and our internal controls regarding cybersecurity and information security. Our Audit Committee receives regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures to cybersecurity incidents.
Our cybersecurity risk management and strategy activities are overseen by executive management, made up of the IT Steering Committee and Chief Information Officer. Our Chief Information Officer has over 25 years of experience in information technology and security as well as extensive experience working in and leading our information systems and technology function. The IT Steering Committee and Chief Information Officer receive regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation through the management of, and participation in, the cybersecurity risk management and strategy activities described above, and report to the Audit Committee on any appropriate items.
ITEM 2. PROPERTIES
Our principal executive offices are located at 3185 Laurelview Ct., Fremont, California 94538. As of December 29, 2023, our principal manufacturing and administrative facilities, including our executive offices, are comprised of approximately 865,700 square feet. All of our facilities are leased, which allows for flexibility as business conditions and geographic demand change. The table below sets forth the approximate square footage of each of our facilities.

Location	Approximate Square Footage
California	271,300
Oregon	172,100
Minnesota	113,300
Singapore	97,700
Mexico	62,900
Texas	47,800
Scotland	37,700
Malaysia	31,900
Korea	18,500
Nevada	12,500
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Record
As of February 21, 2024, all of our issued ordinary shares were held in “nominee” or “street” name or in our treasury account.

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

Stock Performance Graph
The information included under the heading Item 5. – Stock Performance Graph is “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act.
Our ordinary shares are listed for trading on the NASDAQ under the symbol “ICHR.” The Stock Price Performance Graph set forth below plots the cumulative total shareholder return on a quarterly basis of our ordinary shares from December 28, 2018 through December 29, 2023, with the cumulative total return of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index over the same period. The comparison assumes $100 was invested on December 28, 2018 in the ordinary shares of Ichor Holdings, Ltd., in the Nasdaq Composite Index, and in the PHLX Semiconductor Sector Index and assumes reinvestment of dividends, if any.

$400
$350
$300
$250
$200
$150
$100
$50
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Ichor Holdings,Ltd.
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled Item 1A. – Risk Factors. For a comparison of our financial condition, results of operations, and cash flows for 2022 to 2021, refer to Part II, Item 7. in our 2022 Annual Report on Form 10‑K, which was filed with the SEC on February 24, 2023.

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
The following table summarizes key financial information for the periods indicated. Amounts are presented in accordance with GAAP unless explicitly identified as being a non-GAAP metric. For a description of our non-GAAP metrics and reconciliations to the most comparable GAAP metrics, please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Results within this Annual Report.

	Year Ended
	December 29, 2023	December 30, 2022
	(dollars in thousands, except per share amounts)
Net sales	$811,120	$1,280,069
Gross margin	12.7%	16.6%
Gross margin, non-GAAP	13.4%	17.0%
Operating margin	(1.3)%	6.7%
Operating margin, non-GAAP	2.9%	9.8%
Net income (loss)	$(42,985)	$72,804
Net income, non-GAAP	$12,257	$104,863
Diluted EPS	$(1.47)	$2.51
Diluted EPS, non-GAAP	$0.42	$3.62

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
Cyclicality of Semiconductor Capital Equipment Industry
Our business is subject to the cyclicality of the capital expenditures of the semiconductor industry, which drives cyclicality in the semiconductor capital equipment industry in which we operate. In 2023, we derived over 90% of our sales from the semiconductor capital equipment industry. Demand for semiconductor capital equipment can fluctuate significantly based on changes in regulatory intervention and general economic conditions, including consumer spending, demand for semiconductor products, pricing, and other factors. In the past, these fluctuations have resulted in significant variations in the levels of spending within the semiconductor capital equipment industry, and as a result, our results of operations. The cyclicality of the semiconductor industry will continue to impact our results of operations in the future.
Customer Concentration
The number of capital equipment manufacturers for the semiconductor device industry is significantly consolidated, resulting in a small number of large manufacturers. Our customers are a significant component of this consolidation, resulting in our sales being concentrated in a few customers. In 2023, our top three customers were Applied Materials, Lam Research, and ASML, accounting for a combined 82% of sales. Our customers often require reduced prices or other pricing, quality, or delivery commitments as a condition to their purchasing from us or increasing their purchase volume, which can, among other things, result in reduced gross margins in order to maintain or expand our market share. Although we do not have any long-term contracts that require customers to place orders with us, Applied Materials, Lam Research, and ASML have been our customers for over a decade.
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

Macroeconomic Conditions
The semiconductor industry is cyclical in nature, and matching customer demand can be challenging based on a variety of factors, including market trends, supply chain shortages and related lead times, customer buying patterns, availability of skilled labor, and macroeconomic and other factors. During much of 2022, many of these factors impacted our ability to fulfill high customer demand; however, the industry entered a cyclical downturn in the fourth quarter of 2022, leading to reductions in spending on semiconductor capital equipment, the primary industry in which we operate, resulting in weakened customer demand in 2023. In particular, industry overcapacity and a number of macroeconomic factors may have contributed to this reduced spending environment, including persistent levels of high inflation, higher interest rates, supply chain disruptions, and other macroeconomic uncertainties. Additionally, increased export controls for semiconductor-related goods and services shipped to China and delayed business investment in electronic memory capacity had varying levels of unfavorable consequences to our business. To help mitigate these impacts and to better align our resources and cost structure with current and expected future levels of business, we initiated labor and other cost reduction initiatives starting in the fourth quarter of 2022 and continuing through 2023. As a result of these programs, we incurred severance charges of $1.1 million and $2.3 million in 2022 and 2023, respectively.
While challenging macroeconomic conditions have impacted and will continue to impact our business and customers in the near term, we believe demand for semiconductors, semiconductor capital equipment, and our products will return to growth, fueled by the long-term growing need for more semiconductor productive capacity and enhanced process technologies.

Components of Our Results of Operations
The following discussion sets forth certain components of our statements of operations as well as significant factors impacting those items.
Sales
We generate sales primarily from the design, manufacture, and sale of subsystems and components for semiconductor capital equipment. Sales are recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales are recognized at a point-in-time, upon "delivery," as such term is defined within the contract, which is generally at the time of shipment, as that is when control of the promised good has transferred.
Cost of Sales and Gross Profit
Cost of sales consists primarily of purchased materials, direct labor, indirect labor, factory overhead cost, and depreciation expense for our manufacturing facilities and equipment. Our business has a variable cost structure, with fixed costs comprising a smaller percentage of cost of sales compared to variable costs. Our existing global manufacturing plant capacity is scalable, and we are able to adjust to increased customer demand for our products without significant additional capital investment. We operate our business in this manner to avoid having excessive fixed costs during a cyclical downturn, while retaining flexibility to expand our production volumes during periods of growth. However, during a cyclical downturn, fixed costs become a larger percentage of cost of sales, which could result in a decrease to gross margin. Additionally, since the gross margin on each of our products can differ, our overall gross margin as a percentage of our sales can change based on the mix of products we sell in any period.

Operating Expenses
Our operating expenses primarily include research and development and sales, general, and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, and share-based compensation. Operating expenses also include overhead costs for facilities, IT, and depreciation. In addition, our operating expenses include amortization expense of acquired intangible assets.
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
Selling, general, and administrative – Selling expense consists primarily of salaries and commissions paid to our sales and sales support employees and other costs related to the sales of our products. General and administrative expense consists primarily of salaries, professional fees, and overhead associated with our administrative staff. We expect selling expenses to increase in absolute dollars as we continue to invest in expanding our markets and as we expand our international operations. We expect general and administrative expenses to also increase in absolute dollars as our business grows, due to an increase in employee-related costs, regulatory compliance, and accounting-related expenses.
Amortization of intangibles – Amortization of intangible assets is related to our finite-lived intangible assets and is computed using the straight-line method over the estimated economic life of the asset.
Interest Expense, Net
Interest expense, net of interest income on our cash deposits, consists of interest on our outstanding debt under our credit facilities, including amortization of debt issuance costs, and any other indebtedness we may incur in the future. Borrowings under our credit facilities are generally subject to variable interest rates, which fluctuate depending on macroeconomic factors and can result in increased interest expense in periods of rising interest rates.
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
Income Tax Expense
Income tax expense consists primarily of taxes on our taxable income related to our domestic and foreign operations, offset by the benefit of our tax holiday in Singapore, which is expected to continue through 2026. In 2023, the tax benefit resulting from our Singapore tax holiday, compared to the Singapore statutory tax rate, was approximately $5.0 million. During 2023, we recorded a valuation allowance against our U.S. state and federal deferred tax assets; therefore, we are unable to record income tax benefits related to our losses under GAAP losses. Income tax is also impacted by certain withholding taxes, stock option and restricted share unit (“RSU”) activity, and credit generation.

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. The majority of our inventories are valued on a standard cost basis, which approximates actual costs on a first-in, first-out basis. The remainder of our inventories are valued on an average cost basis, which approximates actual costs on a first-in, first-out basis. Quarterly, we assess the value of our inventory and periodically write it down for excess quantities or obsolescence to its estimated net realizable value. This assessment is based on estimated future consumption compared to inventory quantities on-hand. The estimate for future consumption is based on how assumptions of historical consumption, recency of purchases, backlog, and other factors indicate future consumption. Once the value of inventory is adjusted, the original cost of our inventory, less the write-down, represents its new cost basis. During 2023, 2022, and 2021, we wrote down inventory determined to be excessive or obsolete by $9.8 million, $5.0 million, and $1.9 million, respectively. We believe the accounting estimate related to excess and obsolete inventory is a critical accounting estimate because it requires us to make assumptions about future inventory consumption and recoverability of cost, which can be uncertain. Changes in these estimates can have a material impact on our financial statements.

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended
	December 29, 2023	December 30, 2022
	(in thousands)
Net sales	$811,120	$1,280,069
Cost of sales	707,724	1,068,205
Gross profit	103,396	211,864
Operating expenses:
Research and development	20,223	19,564
Selling, general, and administrative	79,334	88,572
Amortization of intangible assets	14,734	17,905
Total operating expenses	114,291	126,041
Operating income (loss)	(10,895)	85,823
Interest expense, net	19,379	11,056
Other expense (income), net	804	(563)
Income (loss) before income taxes	(31,078)	75,330
Income tax expense	11,907	2,526
Net income (loss)	$(42,985)	$72,804

The following table sets forth our results of operations as a percentage of our total sales for the periods presented.

	Year Ended
	December 29, 2023	December 30, 2022

Net sales	100.0	100.0
Cost of sales	87.3	83.4
Gross profit	12.7	16.6
Operating expenses:
Research and development	2.5	1.5
Selling, general, and administrative	9.8	6.9
Amortization of intangible assets	1.8	1.4
Total operating expenses	14.1	9.8
Operating income (loss)	(1.3)	6.7
Interest expense, net	2.4	0.9
Other expense (income), net	0.1	0.0
Income (loss) before income taxes	(3.8)	5.9
Income tax expense	1.5	0.2
Net income (loss)	(5.3)	5.7

Comparison of 2023 and 2022
Net Sales

	Year Ended		Change
	December 29, 2023	December 30, 2022	Amount	%
	(dollars in thousands)
Net sales	$811,120	$1,280,069	$(468,949)	(36.6)%
The decrease in net sales from 2022 to 2023 was primarily due to reduced customer demand stemming from reduced spending within the semiconductor capital equipment industry. Further detail is provided above under the section entitled "Key Factors Affecting Our Business".
Net sales to U.S. customers decreased by $290.8 million in 2023 to $281.3 million. On a relative basis, net sales to U.S. customers as a percent of total net sales decreased from 44.7% in 2022 to 34.7% in 2023.
Net sales to international customers decreased by $178.1 million in 2023 to $529.8 million. On a relative basis, net sales to international customers as a percent of total net sales increased from 55.3% in 2022 to 65.3% in 2023.

Cost of Sales and Gross Profit

	Year Ended		Change
	December 29, 2023	December 30, 2022	Amount	%
	(dollars in thousands)
Cost of sales	$707,724	$1,068,205	$(360,481)	(33.7%)
Gross profit	$103,396	$211,864	$(108,468)	(51.2%)
Gross margin	12.7%	16.6%		-390	bps
The decrease in the gross amounts of cost of sales and gross profit from 2022 to 2023 was primarily due to the factors mentioned in the commentary above under the above heading, "Net Sales".
The 390 basis point decrease in gross margin from 2022 to 2023 was primarily due to reduced factory utilization as a result of lower volume due to reduced customer demand, as well as a lower revenue mix from sales of components, due to excess inventory levels at our customers. Additionally, increased excess and obsolete inventory expense unfavorably impacted gross margin by approximately 60 basis points.
Research and Development

	Year Ended		Change
	December 29, 2023	December 30, 2022	Amount	%
	(dollars in thousands)
Research and development	$20,223	$19,564	$659	3.4%
The increase in research and development expenses from 2022 to 2023 was primarily due to increased materials and professional fees of $1.0 million for program costs related to the development of our new products, partially offset by lower employee related expenses, inclusive of share-based compensation expense, of $0.5 million.
Selling, General, and Administrative

	Year Ended		Change
	December 29, 2023	December 30, 2022	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$79,334	$88,572	$(9,238)	(10.4)%
The decrease in selling, general, and administrative expense from 2022 to 2023 was primarily due to reduced employee-related expenses, inclusive of share-based compensation expense, of $6.0 million, loss accruals recorded in 2022 relating to an expected settlement of employment-related legal matters totaling $4.1 million, and reduced occupancy-related costs of $0.8 million, partially offset by increased information technology systems and related consulting and software costs of $1.7 million.
Amortization of Intangible Assets

	Year Ended		Change
	December 29, 2023	December 30, 2022	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$14,734	$17,905	$(3,171)	(17.7)%
The decrease in amortization expense from 2022 to 2023 was primarily due to certain intangible assets becoming fully amortized in 2023.

Interest Expense, Net

	Year Ended		Change
	December 29, 2023	December 30, 2022	Amount	%
	(dollars in thousands)
Interest expense, net	$19,379	$11,056	$8,323	75.3%
Weighted average borrowings outstanding	$292,661	$303,036	$(10,375)	(3.4%)
Weighted average borrowing rate	6.80%	3.37%		+ 343	bps
The increase in interest expense, net from 2022 to 2023 was due to increases in our weighted average borrowing rate, partially offset by decreases in our average amount borrowed. The increase in our weighted average borrowing rate was primarily due to an increase in risk-free, short-term borrowing rates as a result of tightening monetary policy, which impacts the Bloomberg Short Term Bank Yield ("BSBY"), the variable component of our borrowing rate under our credit facilities. The decreases in our average amount borrowed was primarily due to quarterly term loan payments and payments on our revolving credit facilities in the second, third, and fourth quarters of 2023.
Other Expense (Income), Net

	Year Ended		Change
	December 29, 2023	December 30, 2022	Amount	%
	(dollars in thousands)
Other expense (income), net	$804	$(563)	$1,367	n/m
The change in other expense (income), net from 2022 to 2023 was primarily due to currency exchange rate fluctuations during the year related to our local currency payables of our foreign operations.
Income Tax Expense

	Year Ended		Change
	December 29, 2023	December 30, 2022	Amount	%
	(dollars in thousands)
Income tax expense	$11,907	$2,526	$9,381	371.4%
Income before income taxes	$(31,078)	$75,330	$(106,408)	n/m
Effective income tax rate	(38.3)%	3.4%		-4,170	bps
The increase in income tax expense from 2022 to 2023 was primarily due to recording a valuation allowance against our U.S. federal and state deferred tax assets, resulting in an $11.1 million charge to income tax expense during the second quarter of 2023. Because we recorded a valuation allowance against our U.S. state and federal deferred income taxes, we currently do not record tax benefits on our GAAP U.S. taxable losses.

Non-GAAP Financial Results
Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. Non-GAAP gross profit, operating income, and net income are defined as: gross profit, operating income (loss), or net income (loss), respectively, excluding (1) amortization of intangible assets, share-based compensation expense, and discrete or infrequent charges and gains that are outside of normal business operations, including acquisition-related costs, contract and legal settlement gains and losses, facility shutdown costs, and severance costs associated with reduction-in-force programs, to the extent they are present in gross profit, operating income (loss), and net income (loss), respectively; and (2) the tax impacts associated with these non-GAAP adjustments, as well as non-recurring discrete tax items, including deferred tax asset valuation allowance changes. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments." Non-GAAP diluted earnings per shares ("EPS") is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period. Non-GAAP gross margin and non-GAAP operating margin are defined as non-GAAP gross profit and non-GAAP operating income, respectively, divided by net sales.
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
The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 29, 2023	December 30, 2022
	(dollars in thousands)
U.S. GAAP gross profit	$103,396	$211,864
Non-GAAP adjustments:
Share-based compensation	3,130	2,056
Fair value adjustment to inventory from acquisitions (1)	—	2,492
Other (2)	2,191	933
Non-GAAP gross profit	$108,717	$217,345
U.S. GAAP gross margin	12.7%	16.6%
Non-GAAP gross margin	13.4%	17.0%
(1)As part of the purchase price allocation of our acquisition of IMG in November 2021, we recorded acquired-inventories at fair value, resulting in a fair value step-up. This amount represents the release of the step-up to cost of sales as acquired-inventories were sold.
(2)Included in this amount are severance costs associated with our global reduction-in-force programs.

The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from operating income (loss), the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 29, 2023	December 30, 2022
	(dollars in thousands)
U.S. GAAP operating income (loss)	$(10,895)	$85,823
Non-GAAP adjustments:
Amortization of intangible assets	14,734	17,905
Share-based compensation	17,338	13,924
Settlement loss (1)	—	4,146
Fair value adjustment to inventory from acquisitions (2)	—	2,492
Acquisition costs (3)	—	296
Other (4)	2,298	1,144
Non-GAAP operating income	$23,475	$125,730
U.S. GAAP operating margin	(1.3)%	6.7%
Non-GAAP operating margin	2.9%	9.8%
(1)During the first and third quarters of 2022, we recorded non-recurring loss accruals of $3.1 million and $1.0 million, respectively, relating to expected settlements of employment-related legal matters.
(2)As part of the purchase price allocations of our acquisition of IMG, we recorded acquired-inventories at fair value, resulting in a fair value step-up. This amount represents the release of the step-up to cost of sales as acquired-inventories were sold.
(3)Included in this amount are transaction-related costs incurred in connection with our acquisition of IMG.
(4)Included in this amount are severance costs associated with our global reduction-in-force programs.

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from net income (loss), the most comparable GAAP measure, for the periods indicated. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments."

	Year Ended
	December 29, 2023	December 30, 2022
	(dollars in thousands, except per share amounts)
U.S. GAAP net income (loss)	$(42,985)	$72,804
Non-GAAP adjustments:
Amortization of intangible assets	14,734	17,905
Share-based compensation	17,338	13,924
Settlement loss (1)	—	4,146
Fair value adjustment to inventory from acquisitions (2)	—	2,492
Acquisition costs (3)	—	296
Other (4)	2,298	1,144
Tax adjustments related to non-GAAP adjustments (5)	9,778	(7,848)
Tax expense from valuation allowance (6)	11,094	—
Non-GAAP net income	$12,257	$104,863
U.S. GAAP diluted EPS	$(1.47)	$2.51
Non-GAAP diluted EPS	$0.42	$3.62
Shares used to compute diluted non-GAAP EPS	29,514,553	28,963,031
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
(5)Adjusts U.S. GAAP income tax expense for the impact of our non-GAAP adjustments, which are presented on a gross basis, including the impacts of excluding share-based compensation and amortization of intangible assets. The adjustment reflects income tax benefits generated from U.S. taxable losses, on a non-GAAP basis, as we do not have a valuation allowance against our U.S. federal and state deferred tax assets on a non-GAAP basis. Refer to footnote 6 below.
(6)During the second quarter of 2023, we recorded a valuation allowance of $11.1 million against our U.S. federal and state deferred tax assets. The valuation allowance was recorded based on an assessment of available positive and negative evidence, including an estimate of being in a three-year cumulative loss position in the U.S. by the end of 2023, projections of future taxable income, and other quantitative and qualitative information. On a non-GAAP basis, we added back the expense associated with our recognition of a valuation allowance against our U.S. federal and state deferred tax assets, because recording a valuation allowance would not have been appropriate, as we were, and expect to remain, in a three-year cumulative U.S. income position on a non-GAAP basis.

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
Summary of Cash Flows
We ended 2023 with cash and cash equivalents of $80.0 million, a decrease of $6.5 million from 2022, which was primarily due to net payments on credit facilities of $52.5 million and capital expenditures of $15.5 million, partially offset by cash provided by operating activities of $57.6 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in thousands)
Cash provided by operating activities	$57,632	$31,453	$15,272
Cash used in investing activities	(15,496)	(28,933)	(289,585)
Cash provided by (used in) financing activities	(48,651)	8,455	96,909
Net increase (decrease) in cash	$(6,515)	$10,975	$(177,404)
Our cash provided by operating activities of $57.6 million during 2023 consisted of net loss of $43.0 million, offset by net non-cash charges of $61.7 million, which consisted primarily of depreciation and amortization of $34.6 million, share-based compensation expense of $17.3 million, and deferred income taxes of $9.3 million, and a decrease in our net operating assets and liabilities of $38.9 million. Deferred taxes consists primarily of $11.1 million charge related to a valuation allowance recorded against our U.S. and state deferred tax assets in the second quarter of 2023.
The decrease in our net operating assets and liabilities of $38.9 million was primarily due to a decrease in accounts receivable and inventories of $69.6 million and $37.8 million, respectively, partially offset by a decrease in accounts payable and accrued and other liabilities of $51.0 million and $27.7 million, respectively.
Cash provided by operating activities was $31.5 million during 2022. The increase in cash provided by operating activities from 2022 to 2023 was primarily due to favorable changes in the balances of accounts receivable and inventories during 2023 compared to 2022, partially offset by less aggregate net income (loss) and net non-cash charges and unfavorable changes in the balance of accrued and other liabilities during 2023 compared to 2022.
Cash used in investing activities during 2023 and 2022 consisted of capital expenditures. The reduction in capital expenditures from 2023 to 2022 was due to reduced factory capacity expansion projects.

Cash used in financing activities during 2023 consisted of net payments from our credit facilities of $52.5 million, partially offset by net proceeds from share-based compensation activity of $3.8 million. Cash provided by financing activities during 2022 consisted of net proceeds from our credit facilities of $7.5 million and net proceeds from share-based compensation activity of $1.0 million.The change in net payments on, and net proceeds from, our facilities relates to fluctuations in cash required for working capital purposes relative to the geographic distribution of available cash during the periods then ended. The increase in net proceeds from share-based compensation activity from 2022 to 2023 was due to increased stock option exercises.

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

Interest Rate Risk
We had total indebtedness of $250.0 million as of December 29, 2023, exclusive of $1.3 million in debt issuance costs, of which $7.5 million was payable within the next 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of December 29, 2023, the interest rate on our outstanding debt was based on the BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $2.5 million change to interest expense on an annualized basis.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented beginning on page F‑1 in Part IV, Item 15 of this annual report on Form 10‑K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the certifying officers), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 29, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of December 29, 2023.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). With the participation of our certifying officers, our management, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of December 29, 2023, using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP and that our receipts and expenditures are being made in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2023.

Remediation of Prior Years' Material Weaknesses
As disclosed in Item 9A. – Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, we identified a material weakness related to ITGCs in the areas of user access and program change management over an information technology system (“IT System”) that supports our financial reporting process. We did not have resources within the organization with sufficient levels of information technology knowledge and did not perform risk assessment surrounding the IT System to adequately understand how areas of user access and program change management function within the IT System in order to design and operate ITGCs sufficient to mitigate the identified risks.
As of December 29, 2023, management has completed the implementation of our remediation efforts of the material weakness described above. During the fiscal year ended December 29, 2023, we implemented our material weakness remediation plan that included: (i) modification of business and IT user roles to restrict system change access for key setup and configurations related to the operation of automated system controls; (ii) implementation of a technology tool to approve, monitor and review changes by business users to certain setup and maintenance activities which can have a material impact on the operation of automated system controls; and (iii) enhanced our internal control function with additional resources and developed and provided training for control owners and operators including the principles and requirements of the control activities.

During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result we have concluded the material weakness has been remediated as of December 29, 2023. Our independent registered public accounting firm, KPMG, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in Item 8. - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
Other than the changes in connection with our implementation of the material weakness remediation plan discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) or 15d‑15(f) of the Exchange Act) that occurred during the fourth quarter of December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 29, 2023.
Code of Conduct
We have adopted a code of business ethics and conduct (the “Code of Conduct”) that applies to all employees, officers, and directors, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Conduct is available on our investor relations website at ir.ichorsystems.com. We intend to post on our investor relations website all disclosures that are required by law or NASDAQ listing rules regarding any amendment to, or a waiver of, any provision of the Code of Conduct for the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 29, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 29, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 29, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 General Meeting to be filed with the SEC within 120 days after the close of the year ended December 29, 2023.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(1)Financial Statements.
The following Consolidated Financial Statements are filed as part of this report under Item 8. – Financial Statements and Supplementary Data.
(2)Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(3)Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Ichor Holdings, Ltd.:
Opinion on Internal Control over Financial Reporting
We have audited Ichor Holdings, Ltd. and subsidiaries' (the Company) internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2023 and December 30, 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Ichor Holdings, Ltd.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ichor Holdings, Ltd. and subsidiaries (the Company) as of December 29, 2023 and December 30, 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of excess and obsolete inventory
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company reported inventories of $245.9 million as of December 29, 2023, including an adjustment for excess and obsolete inventory of $28.4 million. The Company states its inventories at the lower of cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate excess and/or obsolete inventory is based on an analysis of existing inventory quantities on-hand compared to estimated future consumption. Future consumption is estimated based upon assumptions about how historical consumption, recent purchases, backlog and other factors indicate future consumption.
We identified the evaluation of excess and obsolete inventory as a critical audit matter. There was subjective auditor judgement in evaluating whether historical consumption reasonably indicates future consumption used by the Company in their determination that inventory is recorded at the lower of its cost or net realizable value.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s excess and obsolete inventory process, including the determination of the assumptions used to predict future consumption of inventory. We evaluated whether historical consumption reasonably indicates future consumption by (1) examining historical write-down trends; (2) inspecting publicly available industry and market information to assess relevant changes to the overall business environment; and (3) selected a sample of inventory items and for each selection we evaluated whether the historical data accurately supported the Company’s estimate of future consumption.
/s/ KPMG LLP
We have served as the Company's auditor since 2011.
Portland, Oregon
February 23, 2024

ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 29, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$79,955	$86,470
Accounts receivable, net	66,721	136,321
Inventories	245,885	283,660
Prepaid expenses and other current assets	8,804	7,007
Total current assets	401,365	513,458
Property and equipment, net	92,755	98,055
Operating lease right-of-use assets	36,611	40,557
Other noncurrent assets	11,912	12,926
Deferred tax assets, net	3,148	11,322
Intangible assets, net	57,288	72,022
Goodwill	335,402	335,402
Total assets	$938,481	$1,083,742
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$60,490	$110,165
Accrued liabilities	14,871	23,616
Other current liabilities	6,638	15,815
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	9,463	9,196
Total current liabilities	98,962	166,292
Long-term debt, less current portion, net	241,183	293,218
Lease liabilities, less current portion	28,187	31,828
Deferred tax liabilities, net	1,169	29
Other non-current liabilities	4,303	4,879
Total liabilities	373,804	496,246
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 29,435,398 and 28,861,949 shares outstanding, respectively; 33,872,837 and 33,299,388 shares issued, respectively)	3	3
Additional paid in capital	451,581	431,415
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	204,671	247,656
Total shareholders’ equity	564,677	587,496
Total liabilities and shareholders’ equity	$938,481	$1,083,742
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Net sales	$811,120	$1,280,069	$1,096,917
Cost of sales	707,724	1,068,205	919,437
Gross profit	103,396	211,864	177,480
Operating expenses:
Research and development	20,223	19,564	15,691
Selling, general, and administrative	79,334	88,572	65,857
Amortization of intangible assets	14,734	17,905	14,918
Total operating expenses	114,291	126,041	96,466
Operating income (loss)	(10,895)	85,823	81,014
Interest expense, net	19,379	11,056	6,451
Other expense (income), net	804	(563)	807
Income (loss) before income taxes	(31,078)	75,330	73,756
Income tax expense	11,907	2,526	2,857
Net income (loss)	$(42,985)	$72,804	$70,899
Net income (loss) per share
Basic	$(1.47)	$2.54	$2.51
Diluted	$(1.47)	$2.51	$2.45
Shares used to compute Net income (loss) per share:
Basic	29,200,796	28,714,550	28,259,607
Diluted	29,200,796	28,963,031	28,979,352
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 25, 2020	27,907,077	$3	$399,311	4,437,439	$(91,578)	$103,953	$411,689
Ordinary shares issued from exercise of stock options	410,558	—	8,288	—	—	—	8,288
Ordinary shares issued from vesting of restricted share units	164,613	—	(3,616)	—	—	—	(3,616)
Ordinary shares issued from employee share purchase plan	68,912	—	1,982	—	—	—	1,982
Share-based compensation expense	—	—	11,473	—	—	—	11,473
Net income	—	—	—	—	—	70,899	70,899
Balance at December 31, 2021	28,551,160	3	417,438	4,437,439	(91,578)	174,852	500,715
Ordinary shares issued from exercise of stock options	89,045	—	1,937	—	—	—	1,937
Ordinary shares issued from vesting of restricted share units	179,679	—	(2,813)	—	—	—	(2,813)
Ordinary shares issued from employee share purchase plan	42,065	—	929	—	—	—	929
Share-based compensation expense	—	—	13,924	—	—	—	13,924
Net income	—	—	—	—	—	72,804	72,804
Balance at December 30, 2022	28,861,949	3	431,415	4,437,439	(91,578)	247,656	587,496
Ordinary shares issued from exercise of stock options	215,884	—	4,467	—	—	—	4,467
Ordinary shares issued from vesting of restricted share units	259,944	—	(3,672)	—	—	—	(3,672)
Ordinary shares issued from employee share purchase plan	97,621	—	2,033	—	—	—	2,033
Share-based compensation expense	—	—	17,338	—	—	—	17,338
Net loss	—	—		—	—	(42,985)	(42,985)
Balance at December 29, 2023	29,435,398	$3	$451,581	4,437,439	$(91,578)	$204,671	$564,677
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Cash flows from operating activities:
Net income (loss)	$(42,985)	$72,804	$70,899
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,577	35,100	25,992
Share-based compensation	17,338	13,924	11,473
Deferred income taxes	9,314	(3,215)	(1,863)
Amortization of debt issuance costs	465	465	883
Loss on extinguishment of debt	—	—	737
Gain on sale of asset disposal group	—	—	(504)
Other	—	—	484
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	69,600	6,669	(33,454)
Inventories	37,775	(47,527)	(89,249)
Prepaid expenses and other assets	10,204	4,508	786
Accounts payable	(50,974)	(50,175)	38,649
Accrued liabilities	(9,766)	3,648	(6,740)
Other liabilities	(17,916)	(4,748)	(2,821)
Net cash provided by operating activities	57,632	31,453	15,272
Cash flows from investing activities:
Capital expenditures	(15,496)	(29,433)	(20,839)
Cash paid for acquisitions, net of cash acquired	—	500	(268,766)
Purchase of marketable securities	—	—	(115,197)
Proceeds from maturities and sales of marketable securities	—	—	114,713
Proceeds from sale of property and equipment	—	—	504
Net cash used in investing activities	(15,496)	(28,933)	(289,585)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	7,521	3,768	9,664
Employees' taxes paid upon vesting of restricted share units	(3,672)	(2,813)	(3,616)
Debt issuance and modification costs	—	—	(1,852)
Borrowings on revolving credit facility	—	25,000	137,591
Repayments on revolving credit facility	(45,000)	(10,000)	(41,753)
Proceeds from term loan	—	—	94,175
Repayments on term loan	(7,500)	(7,500)	(97,300)
Net cash provided by (used in) financing activities	(48,651)	8,455	96,909
Net increase (decrease) in cash	(6,515)	10,975	(177,404)
Cash at beginning of period	86,470	75,495	252,899
Cash at end of period	$79,955	$86,470	$75,495
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20,368	$10,590	$7,123
Cash paid during the period for taxes, net of refunds	$3,877	$3,285	$5,642
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$625	$1,543	$930
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$4,789	$17,889	$24,643
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Notes to Consolidated Financial Statements
(dollar figures in tables in thousands, except per share data)

Note 1 – Organization and Summary of Significant Accounting Policies
Organization and Operations of the Company
Ichor Holdings, Ltd. and Subsidiaries (the “we”, “us”, “our”, “Company”) designs, develops, manufactures, and distributes gas and liquid delivery subsystems and components purchased by capital equipment manufacturers for use in the semiconductor markets. We also provide precision-machined components, weldments, electron beam (“e‑beam”) and laser-welded components, precision vacuum and hydrogen brazing, and surface treatment technologies, and other proprietary products. We are headquartered in Fremont, California and have operations in the United States, the United Kingdom, Singapore, Malaysia, Korea, and Mexico.
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
Year End
We use a 52‑ or 53‑week fiscal year ending on the last Friday in December. The years ended December 29, 2023, December 30, 2022, and December 31, 2021 were 52 weeks, 52 weeks, and 53 weeks, respectively. All references to 2023, 2022, and 2021 are references to the fiscal years then ended.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from the estimates made by management. Significant estimates include inventory valuation, uncertain tax positions, including valuation allowance on deferred tax assets, and impairment analyses for both definite‑lived intangible assets and goodwill.
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

Available-for-sale investments are subject to a periodic impairment review. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in accumulated other comprehensive income (loss). We have not recorded an allowance for credit losses in 2023, 2022, or 2021.
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
Performance obligations – Substantially all of our performance obligations pertain to promised goods (“products”), which are primarily comprised of fluid delivery subsystems, weldments, and other components. Most of our contracts contain a single performance obligation and are generally completed within 12 months. Product sales are recognized at a point-in-time, upon "delivery," as such term is defined within the contract, which is generally at the time of shipment, as that is when control of the promised good has transferred. Products are covered by a standard assurance warranty, generally extended for a period of one to two years depending on the customer, which promises that delivered products conform to contract specifications. As such, we account for such warranties under ASC 460, Guarantees, and not as a separate performance obligation.
Contract balances – Accounts receivable represents our unconditional right to receive consideration from our customers. Accounts receivable are carried at invoice price less an estimate for doubtful accounts and estimated payment discounts. Payment terms vary by customer but are generally due within 15 to 60 days. Historically, we have not incurred significant payment issues with our customers. We had no significant contract assets or liabilities on our consolidated balance sheets in any of the periods presented.
Commitments and Contingencies
We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The ultimate resolution of these actions is not expected to have a material adverse effect on our financial position or results of operations.
Concentrations
Financial instruments that subject us to concentration risk consist of accounts receivable, accounts payable, and long-term debt. At December 29, 2023 and December 30, 2022, three customers represented, in the aggregate, approximately 63% and 70%, respectively, of the balance of accounts receivable.
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

We maintain cash balances at global systematically important banks ("G-SIBs") in both United States and internationally. Cash balances in the United States exceed amounts that are insured by the Federal Deposit Insurance Corporation ("FDIC"). The majority of the cash maintained in foreign-based commercial banks is insured by the government where the foreign banking institutions are based. Cash held in foreign-based commercial banks totaled $59.7 million and $48.4 million at December 29, 2023 and December 30, 2022, respectively, and at times exceeds insured amounts. No losses have been incurred as of December 29, 2023 or December 30, 2022 for amounts exceeding the insured limits.
Fair Value Measurements
We estimate the fair value of financial assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
▪Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date
▪Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
▪Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date
There were no changes to our valuation techniques during 2023. We estimate the recorded value of our financial assets and liabilities approximates fair value as of December 29, 2023 and December 30, 2022.
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
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset group. The projections are based on assumptions, judgments, and estimates of revenue growth rates for the related business; anticipated future economic, regulatory, and political conditions; the assignment of discount rates relative to risk; and estimates of terminal values. During 2023, 2022, and 2021, we did not identify any triggering events that would indicate impairment.

Intangible Assets
We account for intangible assets that have a definite life and are amortized on a basis consistent with their expected cash flows over the following estimated useful lives:

Estimated useful lives of intangible assets
Customer relationships	6-10 years
Developed technology	10 years
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
We performed a qualitative goodwill assessment at December 29, 2023 and December 30, 2022. This assessment indicated that it was more likely than not our reporting unit’s fair value exceeded its carrying value.
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
Accounting Pronouncements Recently Issued
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the effect that the adoption of this ASU may have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU is intended to enhance the transparency, decision usefulness, and effectiveness of income tax disclosures. The ASU requires a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. The ASU also requires a public entity to provide a qualitative description of the states and local income tax category and the net amount of income taxes paid, disaggregated by federal, state, and foreign taxes as well as by individual jurisdictions. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. We are currently evaluating the effect that the adoption of this ASU may have on our consolidated financial statements.

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
Our consolidated statement of operations for 2021 includes approximately 6 weeks of operating activity of IMG, including sales of $7.3 million.
The following table is the unaudited pro forma consolidated results of operations. Pro forma adjustments are primarily comprised of preliminary estimates of amortization expense related to acquired intangible assets, incremental interest expense from increased borrowings to fund the acquisition and the elimination of IMG’s historical interest expense, elimination of IMG’s non-recurring management expenses, elimination of a gain on forgiveness of debt, acquired inventory fair value charges, the related income tax effects, and other insignificant management adjustments. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved or of results that may occur in the future.

Year Ended
December 31, 2021
Net sales	$1,156,619
Net income	$74,531
Net income per share:
Basic	$2.64
Diluted	$2.57

Note 3 – Inventories
Inventories consist of the following:

	December 29, 2023	December 30, 2022
Raw materials	$190,027	$197,726
Work in process	36,849	56,291
Finished goods	47,449	47,186
Excess and obsolete adjustment	(28,440)	(17,543)
Total inventories	$245,885	$283,660

The following table presents changes to our excess and obsolete adjustment:

Excess and obsolete adjustment
Balance at December 25, 2020	$(12,742)
Charge to cost of sales	(1,942)
Disposition of inventory	633
Balance at December 31, 2021	(14,051)
Charge to cost of sales	(4,981)
Disposition of inventory	1,489
Balance at December 30, 2022	(17,543)
Charge to cost of sales	(9,784)
Disposition of inventory	(1,113)
Balance at December 29, 2023	$(28,440)

Note 4 – Property and Equipment
Property and equipment consist of the following:

	December 29, 2023	December 30, 2022
Machinery	$113,529	$90,507
Leasehold improvements	46,129	43,129
Computer software, hardware, and equipment	10,316	9,664
Office furniture, fixtures, and equipment	1,320	1,337
Vehicles	396	401
Construction-in-process	4,216	19,869
	175,906	164,907
Less accumulated depreciation	(83,151)	(66,852)
Total property and equipment, net	$92,755	$98,055
Depreciation expense for 2023, 2022, and 2021 was $18.8 million, $17.2 million, and $11.1 million, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangement that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To-date, these costs are those incurred to implement a new company-wide ERP system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $8.1 million and $8.1 million as of December 29, 2023 and December 30, 2022, respectively, and is included in other assets on our consolidated balance sheets. The related amortization expense was $1.1 million, $0.9 million, and $0.3 million during 2023, 2022, and 2021, respectively, and is included in selling, general, and administrative expense on our consolidated statements of operations.

Note 5 – Intangible Assets and Goodwill
Definite-lived intangible assets consist of the following:

	December 29, 2023
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$105,542	$(53,680)	$—	$51,862	8.7 years
Developed technology	11,047	(5,621)	—	5,426	10.0 years
Total intangible assets	$116,589	$(59,301)	$—	$57,288

	December 30, 2022
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$117,022	$(51,337)	$—	$65,685	8.4 years
Developed technology	11,047	(4,710)	—	6,337	10.0 years
Total intangible assets	$128,069	$(56,047)	$—	$72,022
Future projected annual amortization expense consists of the following:

Future amortization expense
2024	$8,574
2025	8,312
2026	7,729
2027	7,288
2028	7,055
Thereafter	18,330
$57,288
The following tables present the changes to goodwill:

Goodwill
Balance at December 25, 2020	$174,887
Acquisitions	161,015
Balance at December 31, 2021	335,902
Acquisitions	(500)
Balance at December 30, 2022	335,402
Acquisitions	—
Balance at December 29, 2023	$335,402

Note 6 – Leases
We lease facilities under various non-cancellable operating leases expiring through 2031. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of December 29, 2023, we had no operating leases executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Operating lease cost	$9,656	$8,760	$5,763
Supplemental cash flow information related to leases is as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,494	$8,164	$5,477
Supplemental balance sheet information related to leases is as follows:

	December 29, 2023	December 30, 2022
Weighted-average remaining lease term of operating leases	4.6 years	5.3 years
Weighted-average discount rate of operating leases	3.4%	3.0%
Future minimum lease payments under non-cancellable leases as of December 29, 2023 are as follows:

2024	$9,463
2025	9,003
2026	8,572
2027	7,595
2028	3,166
Thereafter	2,955
Total future minimum lease payments	40,754
Less imputed interest	(3,104)
Total lease liabilities	$37,650

Note 7 – Income Taxes
Income (loss) before tax was as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
United States	$(69,040)	$(353)	$13,435
Foreign	37,962	75,683	60,321
Income (loss) before tax	$(31,078)	$75,330	$73,756

Significant components of income tax expense (benefit) consist of the following:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Current:
Federal	$(56)	$1,605	$430
State	16	912	1,524
Foreign	2,633	3,224	2,766
Total current tax expense	2,593	5,741	4,720
Deferred:
Federal	8,471	(2,604)	(889)
State	1,529	(45)	(771)
Foreign	(686)	(566)	(203)
Total deferred tax expense (benefit)	9,314	(3,215)	(1,863)
Income tax expense	$11,907	$2,526	$2,857
The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) consist of the following:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Effective rate reconciliation:
U.S. federal tax expense	$(6,527)	$15,819	$15,489
State income taxes, net	(1,713)	752	577
Permanent items	928	248	680
Foreign rate differential	(1,190)	(2,595)	(1,897)
Tax holiday	(4,962)	(11,676)	(9,653)
Credits	(1,661)	(1,882)	(1,647)
Tax contingencies	(331)	462	482
Share-based compensation	(122)	166	(2,640)
Withholding tax	717	1,170	1,044
Other, net	(763)	112	385
Valuation allowance	27,531	(50)	37
Income tax expense	$11,907	$2,526	$2,857

Deferred income tax assets and liabilities consist of the following:

	December 29, 2023	December 30, 2022
Deferred tax assets:
Inventory	$7,962	$6,648
Share-based compensation	3,563	3,027
Accrued payroll	1,306	1,942
Net operating loss carryforwards	8,092	528
Tax credits	4,987	2,525
Interest carryforwards	4,099	—
Capitalized research expenses	7,096	3,746
Intercompany interest	2,758	2,341
Operating lease liabilities	9,379	10,247
Other assets	663	1,531
Deferred tax assets	49,905	32,535
Valuation allowance	(28,038)	(507)
Total deferred tax assets	21,867	32,028
Deferred tax liabilities:
Intangible assets	(3,631)	(3,245)
Property, plant and equipment	(6,743)	(7,091)
Operating lease right-of-use assets	(9,149)	(10,122)
Other liabilities	(365)	(277)
Total deferred tax liabilities	(19,888)	(20,735)
Net deferred tax asset	$1,979	$11,293
At December 29, 2023, we had federal and state net operating loss carryforwards of $31.1 million, $25.1 million, respectively. The federal net operating losses may be carried forward indefinitely to offset up to 80% of taxable income in any given year. The state net operating loss carryforwards, if not utilized, will begin to expire in 2032. At December 29, 2023, we had federal research and development credits of $1.7 million, which, if not utilized, will begin to expire in 2028. At December 29, 2023, we had foreign tax credits of $1.3 million, which, if not utilized, will begin to expire in 2032.
Income tax expense for the current year differs from the statutory rate primarily as a result of the valuation allowance, impact of foreign operations and discrete tax benefits recorded in connection with our historical acquisitions and stock option exercises. We have determined the amount of our valuation allowance of $11.1 million based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. As of December 29, 2023, we determined it is not more-likely-than-not that our U.S. entities will generate sufficient taxable income to offset reversing deductible timing differences and to fully utilize carryforward tax attributes. Accordingly, we have recorded a valuation allowance against U.S. federal and state deferred tax assets, net of deferred tax liabilities related to indefinite-lived intangible assets for which no future realization can be expected.
In December 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted. The 2017 Tax Act included a number of changes including a provision that required capitalization and amortization of research and development costs beginning in 2022. Prior to 2022 research and development costs could be either expensed or capitalized. Beginning with the 2022 tax year, the research and development costs have been capitalized according to these provisions.
We were granted a tax holiday for our Singapore operations that is effective through 2026. The net impact of the tax holiday in Singapore as compared to the Singapore statutory rate was a benefit of $5.0 million, $11.7 million, and $9.7 million during 2023, 2022, and 2021, respectively. Our income tax fluctuates based on the geographic mix of earnings and is calculated quarterly based on actual results pursuant to ASC Topic 740‑270.

As of December 29, 2023, we have recognized $3.1 million of unrecognized tax benefits in other non-current liabilities in our consolidated balance sheet. If recognized, $3.1 million of this amount would impact our effective tax rate. We expect a decrease of $0.1 million to the total amount of unrecognized tax benefits within the next 12 months.
Our ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within our statements of operations in income tax expense. During 2023, we recognized a net decrease of approximately $0.2 million in potential interest and penalties associated with uncertain tax positions in the statements of operations. At December 29, 2023, other non-current liabilities on our balance sheet included approximately zero and $0.5 million of interest and penalties, respectively, associated with uncertain tax positions, which are excluded from the unrecognized tax benefits table below.
The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits
Balance at December 25, 2020	$2,490
Increase related to current year tax positions	597
Decrease in tax positions related to lapse of statute of limitations	(92)
Balance at December 31, 2021	2,995
Increase related to current year tax positions	689
Decrease in tax positions related to lapse of statute of limitations	(89)
Balance at December 30, 2022	3,595
Increase related to current year tax positions	488
Decrease in tax positions related to lapse of statute of limitations	(10)
Decrease in tax positions related to settlements	(916)
Balance at December 29, 2023	$3,157
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
Our three major filing jurisdictions are the United States, Singapore, and Malaysia. We are no longer subject to U.S. Federal examination for tax years ending before 2017, to state examinations before 2019, or to foreign examinations before 2019. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward. At December 29, 2023, we were not under examination by a tax authority.

Note 8 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. For 2023, 2022, and 2021, matching contributions were $2.7 million, $3.0 million, and $2.2 million, respectively.

Note 9 – Long-Term Debt
Long-term debt consists of the following:

	December 29, 2023	December 30, 2022
Term loan	$135,000	$142,500
Revolving credit facility	115,000	160,000
Total principal amount of long-term debt	250,000	302,500
Less unamortized debt issuance costs	(1,317)	(1,782)
Total long-term debt, net	248,683	300,718
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$241,183	$293,218
Maturities of long-term debt consist of the following:

2024	$7,500
2025	7,500
2026	235,000
Total	$250,000
The weighted average interest rate across our credit facilities was 6.80%, 3.37%, and 2.74% during 2023, 2022, and 2021, respectively.
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
Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield Index (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The BSBY Rate is equal to BSBY for a particular tenor matching the respective interest period. The applicable margin on Base Rate and BSBY Rate loans is 0.375‑1.375% and 1.375‑2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12‑month EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175-0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than 3 months. At December 29, 2023, our credit facilities bore interest under the BSBY rate option of 7.58%.

Note 10 – Share-Based Compensation
2016 Plan
In December 30, 2016, we adopted the 2016 Omnibus Incentive Plan (“the 2016 Plan”). The 2016 Plan provides for grants of share‑based awards to employees, directors, and consultants. Under the 2016 Plan, 1,888,000 ordinary shares were reserved for issuance. The number of shares reserved for issuance under the 2016 Plan increases annually beginning in fiscal year 2018 by the lesser of (i) 2% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year or (ii) such amount determined by our Board of Directors. Awards may be in the form of share call options (“options”), restricted share units (“RSUs”), and other share‑based awards. Forfeited or expired awards are returned to the incentive plan pool for future grants.

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $17.3 million, $13.9 million, and $11.5 million during 2023, 2022, and 2021, respectively.
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
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 30, 2022	805,115	$23.35
Exercised	(215,884)	$20.69
Forfeited or expired	(7,068)	$21.84
Outstanding, December 29, 2023	582,163	$24.36	2.0 years	$5,399
Exercisable, December 29, 2023	566,312	$24.39	2.0 years	$5,235
Fair value information for options granted and the intrinsic value of options exercised are as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Total intrinsic value of options exercised	$3,041	$1,232	$11,859
At December 29, 2023, total unrecognized share-based compensation expense relating to options was $0.1 million, with a weighted average remaining service period of 0.4 years.
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

The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 30, 2022	860,595	57,562	86,342	$30.26
Granted	679,085	47,433	96,301	$30.70
Vested	(383,816)	—	—	$30.09
Forfeited	(67,781)	(7,696)	(11,542)	$30.91
Unvested, December 29, 2023	1,088,083	97,299	171,101	$30.37
Fair value information for RSUs granted and vested is as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Weighted average grant-date fair value per share of RSUs granted	$30.70	$27.24	$49.59
Total grant-date fair value of shares vested	$11,550	$9,644	$5,871
At December 29, 2023, total unrecognized share-based compensation expense relating to RSUs was $31.7 million, with a weighted average remaining service period of 2.7 years.
2017 ESPP
In May 2017, we adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP grants employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of our ordinary shares on the first or last day of each 6 month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31, or the next business day if such date is not a business day. Shares are purchased on the last day of the purchase period. As of December 29, 2023, 2.2 million ordinary shares remained eligible for issuance under the 2017 ESPP.
The table below sets forth the weighted average assumptions used to measure the fair value of 2017 ESPP rights:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Weighted average expected term	0.5 years	0.5 years	0.5 years
Risk-free interest rate	5.1%	1.4%	0.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	63.4%	63.8%	63.7%
We recognize share-based compensation expense associated with the 2017 ESPP over the duration of the purchase period. We recognized $0.9 million, $1.0 million, and $0.6 million of share-based compensation expense associated with the 2017 ESPP during 2023, 2022, and 2021, respectively. At December 29, 2023, there was no unrecognized share-based compensation expense.

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
The following table sets forth sales by geographic area, which represents sales to unaffiliated customers based upon the location to which the products were shipped:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
United States of America	$281,298	$572,129	$544,109
Singapore	318,790	460,569	383,278
Europe	116,316	109,547	78,745
Other	94,716	137,824	90,785
Total net sales	$811,120	$1,280,069	$1,096,917
The following table sets forth our major customers with 10% or more of sales, which comprised 82%, 79%, and 85% of net sales in 2023, 2022, and 2021, respectively:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Applied Materials	$295,082	$396,261	$352,077
Lam Research	$286,836	$616,391	$579,009
ASML (1)	$85,589	--	--
(1)ASML did not represent 10% or more of sales in 2022 and 2021.
Foreign long-lived assets, exclusive of deferred tax assets, were $48.2 million and $52.8 million at December 29, 2023 and December 30, 2022, respectively.

Note 12 – Earnings per Share
The following table sets forth the computation of our basic and diluted net income (loss) per share and a reconciliation of the numerator and denominator used in the calculation:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Numerator:
Net income (loss)	$(42,985)	$72,804	$70,899
Denominator:
Basic weighted average ordinary shares outstanding	29,200,796	28,714,550	28,259,607
Dilutive effect of options	0	165,855	480,790
Dilutive effect of RSUs	0	74,853	237,357
Dilutive effect of ESPP	0	7,773	1,598
Diluted weighted average ordinary shares outstanding	29,200,796	28,963,031	28,979,352
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	2,632,000	959,000	273,000
Earnings per share:
Net income (loss) per share:
Basic	$(1.47)	$2.54	$2.51
Diluted	$(1.47)	$2.51	$2.45
(1)Represents potentially dilutive options and RSUs that were excluded from the calculation of net income per share, because including them would have been antidilutive under the treasury stock method.

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

3.1
Amended and Restated Memorandum and Articles of Association of Ichor Holdings, Ltd., effective as of May 24, 2022 (Incorporated by reference to Exhibit 3.1 to Ichor Holdings, Ltd.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023).

4.1
Description of Securities of Ichor Holdings, Ltd. (Incorporated by reference to Exhibit 4.1 to Ichor Holdings, Ltd.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023).

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

10.2+
Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.11 to Ichor Holdings, Ltd.’s Amendment No. 2 to Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on November 29, 2016).

10.3+
Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 to Ichor Holdings, Ltd.’s Amendment No. 2 to Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on November 29, 2016).

10.4+
Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to Ichor Holdings, Ltd.’s Amendment No. 2 to Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on November 29, 2016).

10.5+
Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.14 to Ichor Holdings, Ltd.’s Amendment No. 2 Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on November 29, 2016).

10.6+
Offer Letter, dated as of January 8, 2013, by and between Ichor Systems, Inc. and Philip Barros (Incorporated by reference to Exhibit 10.16 to Ichor Holdings, Ltd.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on November 14, 2016).

10.7+
Offer Letter, dated as of September 30, 2015, by and between Ichor Systems, Inc. and Philip Barros (Incorporated by reference to Exhibit 10.17 to Ichor Holdings, Ltd.’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on November 14, 2016).

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

10.12+*	Offer Letter, dated April 24, 2019, between Ichor Systems, Inc. and Christopher Smith.
10.13+
Offer Letter, dated November 15, 2022, between Ichor Systems, Inc. and Bruce Ragsdale (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on November 28, 2022).

10.14+	Offer Letter, dated July 6, 2023, between Ichor Systems, Inc. and Gregory F. Swyt (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 10, 2023).
21.1*	List of subsidiaries.

23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
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

97.1*	Ichor Holdings, Ltd. Clawback Policy.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
_____________________________________________
*    Filed herewith
**    Furnished herewith
+     A management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S‑K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2024	ICHOR HOLDINGS, LTD.

	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Jeffrey S. Andreson	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2024
Jeffrey S. Andreson

/s/ Greg Swyt	Chief Financial Officer (Principal Accounting and Financial Officer)	February 23, 2024
Greg Swyt

/s/ Thomas M. Rohrs	Executive Chairman and Director	February 23, 2024
Thomas M. Rohrs

/s/ Iain MacKenzie	Lead Independent Director	February 23, 2024
Iain MacKenzie

/s/ Marc Haugen	Director	February 23, 2024
Marc Haugen

/s/ John Kispert	Director	February 23, 2024
John Kispert

/s/ Laura Black	Director	February 23, 2024
Laura Black

/s/ Wendy Arienzo	Director	February 23, 2024
Wendy Arienzo

/s/ Sarah O’Dowd	Director	February 23, 2024
Sarah O’Dowd

/s/ Jorge Titinger	Director	February 23, 2024
Jorge Titinger

/s/ Yuval Wasserman	Director	February 23, 2024
Yuval Wasserman