Form 10-Q
period 2024-03-29
ICHOR HOLDINGS, LTD.
filed 2024-05-08
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of May 3, 2024, the registrant had 33,475,162 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 29, 2024	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$102,124	$79,955
Accounts receivable, net	73,371	66,721
Inventories	240,679	245,885
Prepaid expenses and other current assets	5,047	8,804
Total current assets	421,221	401,365
Property and equipment, net	92,792	92,755
Operating lease right-of-use assets	37,202	36,611
Other noncurrent assets	12,621	11,912
Deferred tax assets, net	3,008	3,148
Intangible assets, net	55,142	57,288
Goodwill	335,402	335,402
Total assets	$957,388	$938,481
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$61,320	$60,490
Accrued liabilities	15,452	14,871
Other current liabilities	7,051	6,638
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	9,926	9,463
Total current liabilities	101,249	98,962
Long-term debt, less current portion, net	124,424	241,183
Lease liabilities, less current portion	28,339	28,187
Deferred tax liabilities, net	1,169	1,169
Other non-current liabilities	4,975	4,303
Total liabilities	260,156	373,804
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 33,467,846 and 29,435,398 shares outstanding, respectively; 37,905,285 and 33,872,837 shares issued, respectively)	3	3
Additional paid in capital	593,125	451,581
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	195,682	204,671
Total shareholders’ equity	697,232	564,677
Total liabilities and shareholders’ equity	$957,388	$938,481
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net sales	$201,383	$225,870
Cost of sales	178,389	192,630
Gross profit	22,994	33,240
Operating expenses:
Research and development	5,370	4,313
Selling, general, and administrative	19,219	20,167
Amortization of intangible assets	2,146	3,966
Total operating expenses	26,735	28,446
Operating income (loss)	(3,741)	4,794
Interest expense, net	4,096	4,550
Other expense, net	239	784
Loss before income taxes	(8,076)	(540)
Income tax expense (benefit)	913	(535)
Net loss	$(8,989)	$(5)
Net loss per share
Basic	$(0.30)	$0.00
Diluted	$(0.30)	$0.00
Shares used to compute Net loss per share:
Basic	30,010,971	28,984,878
Diluted	30,010,971	28,984,878
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending March 29, 2024	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 29, 2023	29,435,398	$3	$451,581	4,437,439	$(91,578)	$204,671	$564,677
Ordinary shares issued, net of transaction costs	3,833,334	—	136,738	—	—	—	136,738
Ordinary shares issued from exercise of stock options	110,950	—	2,753	—	—	—	2,753
Ordinary shares issued from vesting of restricted share units	52,111	—	(1,343)	—	—	—	(1,343)
Ordinary shares issued from employee share purchase plan	36,053	—	1,021	—	—	—	1,021
Share-based compensation expense	—	—	2,375	—	—	—	2,375
Net loss	—	—	—	—	—	(8,989)	(8,989)
Balance at March 29, 2024	33,467,846	$3	$593,125	4,437,439	$(91,578)	$195,682	$697,232

For the three months ending March 31, 2023	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 30, 2022	28,861,949	$3	$431,415	4,437,439	$(91,578)	$247,656	$587,496
Ordinary shares issued from exercise of stock options	92,766	—	2,126	—	—	—	2,126
Ordinary shares issued from vesting of restricted share units	32,527	—	(692)	—	—	—	(692)
Ordinary shares issued from employee share purchase plan	47,704	—	902	—	—	—	902
Share-based compensation expense	—	—	3,637	—	—	—	3,637
Net loss	—	—	—	—	—	(5)	(5)
Balance at March 31, 2023	29,034,946	$3	$437,388	4,437,439	$(91,578)	$247,651	$593,464

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(8,989)	$(5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,556	8,489
Share-based compensation	2,375	3,637
Deferred income taxes	140	(1,023)
Amortization of debt issuance costs	116	116
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(6,650)	13,628
Inventories	5,206	12,122
Prepaid expenses and other assets	1,735	2,705
Accounts payable	3,405	(43,018)
Accrued liabilities	1,020	(1,797)
Other liabilities	(1,110)	(5,727)
Net cash provided by (used in) operating activities	4,804	(10,873)
Cash flows from investing activities:
Capital expenditures	(4,490)	(6,819)
Net cash used in investing activities	(4,490)	(6,819)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	136,738	—
Issuance of ordinary shares under share-based compensation plans	3,335	2,626
Employees' taxes paid upon vesting of restricted share units	(1,343)	(692)
Repayments on revolving credit facility	(115,000)	—
Repayments on term loan	(1,875)	(1,875)
Net cash provided by financing activities	21,855	59
Net increase (decrease) in cash	22,169	(17,633)
Cash at beginning of period	79,955	86,470
Cash at end of period	$102,124	$68,837
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,833	$4,745
Cash paid during the period for taxes, net of refunds	$702	$104
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$267	$2,426
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,810	$2,261
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Notes to Consolidated Financial Statements
(dollar figures in tables in thousands, except per share amounts)
(unaudited)

Note 1 – Basis of Presentation and Selected Significant Accounting Policies
Basis of Presentation
These consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. All dollar figures presented in tables in the notes to the consolidated financial statements are in thousands, except per share amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the U.S. Securities and Exchange Commission's rules and regulations for interim reporting. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 29, 2023.
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 27, 2024 and December 29, 2023 are each 52 weeks. References to 2024 and 2023 relate to the fiscal years then ended, respectively. The three-month periods ended March 29, 2024 and March 31, 2023 are each 13 weeks. References to the first quarter of 2024 and 2023 relate to the three-month periods then ended.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from the estimates made by management. Significant estimates include inventory valuation, uncertain tax positions, valuation allowance on deferred tax assets, and impairment analysis for both definite‑lived intangible assets and goodwill.
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
Performance obligations – Substantially all of our performance obligations pertain to promised goods (“products”), which are primarily comprised of fluid delivery subsystems, weldments, and other components. Most of our contracts contain a single performance obligation and are generally completed within 12 months. Product sales are recognized at a point-in-time, upon "delivery," as such term is defined within the contract, which is generally at the time of shipment, as that is when control of the product has transferred. Products are covered by a standard assurance warranty, generally extended for a period of one to two years depending on the customer, which promises that delivered products conform to contract specifications. As such, we account for such warranties under Accounting Standards Codification ("ASC") Topic 460, Guarantees, and not as a separate performance obligation.
Contract balances – Accounts receivable represents our unconditional right to receive consideration from our customers. Accounts receivable are carried at invoice price less an estimate for doubtful accounts and estimated payment discounts. Payment terms vary by customer, but payment is generally due within 15 to 60 days of purchase. Historically, we have not experienced significant payment issues with our customers. We had no significant contract assets or liabilities on our consolidated balance sheets in any of the periods presented herein.
Public Offering of Shares
In March 2024, we completed an underwritten public offering of 3.8 million ordinary shares, which included the exercise in full of the underwriters' option to purchase additional ordinary shares. We received net proceeds from the offering of approximately $136.7 million, after deducting the underwriting discount of $1.59 per share and incremental offering expenses of $0.9 million.
Accounting Pronouncements Recently Issued
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the effect that the adoption of this ASU may have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU is intended to enhance the transparency, decision usefulness, and effectiveness of income tax disclosures. The ASU requires a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. The ASU also requires a public entity to provide a qualitative description of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state, and foreign taxes as well as by individual jurisdictions. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. We are currently evaluating the effect that the adoption of this ASU may have on our consolidated financial statements.

Note 2 – Inventories
Inventories consist of the following:

	March 29, 2024	December 29, 2023
Raw materials	$183,368	$190,027
Work in process	45,734	36,849
Finished goods	42,654	47,449
Excess and obsolete adjustment	(31,077)	(28,440)
Total inventories	$240,679	$245,885

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	March 29, 2024	December 29, 2023
Machinery	$117,063	$113,529
Leasehold improvements	47,159	46,129
Computer software, hardware, and equipment	8,971	10,316
Office furniture, fixtures, and equipment	1,328	1,320
Vehicles	395	396
Construction-in-process	3,521	4,216
	178,437	175,906
Less accumulated depreciation	(85,645)	(83,151)
Total property and equipment, net	$92,792	$92,755
Depreciation expense was $5.2 million and $4.3 million for the first quarter of 2024 and 2023, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To date, these costs have been those incurred to implement a new company-wide enterprise resource planning (ERP) system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $7.8 million and $8.1 million as of March 29, 2024 and December 29, 2023, respectively, and is included in other assets on our consolidated balance sheets. The related amortization expense was $0.3 million and $0.2 million for the first quarter of 2024 and 2023, respectively, and is included in selling, general, and administrative expense on our consolidated statements of operations.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	March 29, 2024
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$105,542	$(55,557)	$—	$49,985	8.7 years
Developed technology	11,047	(5,890)	—	5,157	10.0 years
Total intangible assets	$116,589	$(61,447)	$—	$55,142

	December 29, 2023
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$105,542	$(53,680)	$—	$51,862	8.7 years
Developed technology	11,047	(5,621)	—	5,426	10.0 years
Total intangible assets	$116,589	$(59,301)	$—	$57,288

Note 5 – Leases
Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and liabilities, we use the non-cancelable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.
We lease facilities under non-cancelable operating leases that expire at various dates during the years 2024 through 2031. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities.
The components of lease expense are as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
Operating lease cost	$2,492	$2,411
Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,454	$2,237
Supplemental balance sheet information related to leases is as follows:

	March 29, 2024	December 29, 2023
Weighted-average remaining lease term of operating leases	4.5 years	4.6 years
Weighted-average discount rate of operating leases	3.8%	3.4%

Future minimum lease payments under non-cancelable leases are as follows as of March 29, 2024:

2024, remaining	$7,468
2025	9,710
2026	9,300
2027	8,416
2028	3,882
Thereafter	2,827
Total future minimum lease payments	41,603
Less imputed interest	(3,338)
Total lease liabilities	$38,265

Note 6 – Income Taxes
Income tax information for the periods reported is as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
Income tax expense (benefit)	$913	$(535)
Loss before income taxes	$(8,076)	$(540)
Effective income tax rate	(11.3)%	99.1%
Our effective tax rate for the three months ended March 29, 2024 differs from the statutory rate primarily due to taxes on foreign income that differs from the U.S. tax rate, including a tax holiday in Singapore from which we will benefit through 2026, and a valuation allowance against U.S. deferred tax assets.
The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.8 million as of March 29, 2024. The related interest and penalties were insignificant. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.
As of March 29, 2024, we were not under examination by tax authorities.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.7 million and $0.9 million for the first quarter of 2024 and 2023, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	March 29, 2024	December 29, 2023
Term loan	$133,125	$135,000
Revolving credit facility	—	115,000
Total principal amount of long-term debt	133,125	250,000
Less unamortized debt issuance costs	(1,201)	(1,317)
Total long-term debt, net	131,924	248,683
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$124,424	$241,183
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
Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The applicable margin on Base Rate and BSBY Rate loans is 0.375% to 1.375% and 1.375% to 2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month Consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY Rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. As of March 29, 2024, our credit facilities bore interest under the BSBY rate option at 7.72%.

Note 9 – Share‑Based Compensation
The 2016 Omnibus Incentive Plan provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of stock options (“options”), tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“RSUs”), performance awards, and other share‑based awards. Forfeited or expired awards are returned to the incentive plan pool for future grants. Awards generally vest over four years, 25% on the first anniversary of the date of grant and quarterly thereafter over the remaining three years. Upon vesting of RSUs, shares are withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares were never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $2.4 million and $3.6 million for the first quarter of 2024 and 2023.

Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 29, 2023	582,163	$24.36
Granted	—	$—
Exercised	(110,950)	$24.82
Forfeited or expired	(639)	$21.76
Outstanding, March 29, 2024	470,574	$24.25	1.6 years	$6,762
Exercisable, March 29, 2024	464,504	$24.28	1.6 years	$6,660
Restricted Share Units
The following table summarizes RSU activity:

	Number of Restricted Share Units
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 29, 2023	1,088,083	97,299	171,101	$30.37
Granted	13,816	—	—	$38.37
Vested	(69,858)	(6,609)	(8,617)	$33.70
Forfeited	(65,795)	(13,021)	(23,419)	$30.18
Unvested, March 29, 2024	966,246	77,669	139,065	$30.14
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
As of March 29, 2024, approximately 2.1 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 29, 2024	March 31, 2023
Numerator:
Net loss	$(8,989)	$(5)
Denominator:
Basic weighted average ordinary shares outstanding	30,010,971	28,984,878
Dilutive effect of options	—	—
Dilutive effect of RSUs	—	—
Dilutive effect of ESPP	—	—
Diluted weighted average ordinary shares outstanding	30,010,971	28,984,878
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	1,952,000	1,879,000
Net loss per share:
Basic	$(0.30)	$0.00
Diluted	$(0.30)	$0.00
(1)Represents potentially dilutive options and RSUs excluded from the calculation of diluted weighted average ordinary shares outstanding, because including them would have been antidilutive under the treasury stock method.

Note 11 – Segment Information
Our CODM, the Chief Executive Officer, reviews our results of operations on a consolidated level, and executive staff is structured by function rather than by product category. Additionally, key resources, decisions, and assessment of performance are analyzed at a company‑wide level. Therefore, we operate in one operating segment.
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
Sales by geographic area represents sales to unaffiliated customers based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended
	March 29, 2024	March 31, 2023
United States of America	$64,394	$89,052
Singapore	79,126	82,286
Europe	31,349	29,986
Other	26,514	24,546
Total net sales	$201,383	$225,870
Foreign long-lived assets, exclusive of deferred tax assets, were $47.8 million and $48.2 million as of March 29, 2024 and December 29, 2023, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including in this Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include geopolitical, economic and market conditions, including high inflation, changes to fiscal and monetary policy, high interest rates, currency fluctuations, challenges in the supply chain and any disruptions in the global economy as a result of the conflicts in Ukraine and the Middle East; dependence on expenditures by manufacturers and cyclical downturns in the semiconductor capital equipment industry; reliance on a very small number of original equipment manufacturers ("OEMs") for a significant portion of sales; negotiating leverage held by our customers; competitiveness and rapid evolution of the industries in which we participate; keeping pace with developments in the industries we serve and with technological innovation generally; designing, developing and introducing new products that are accepted by original equipment manufacturers in order to retain our existing customers and obtain new customers; managing our manufacturing and procurement process effectively; defects in our products that could damage our reputation, decrease market acceptance and result in potentially costly litigation; our dependence on a limited number of suppliers; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our Annual Report on Form 10‑K for the fiscal year ended December 29, 2023 ("2023 Annual Report on Form 10-K") and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in Part I – Item 1A. Risk Factors to our 2023 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

Overview
We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our product offerings include gas and chemical delivery systems and subsystems, collectively known as fluid delivery systems and subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery systems and subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, e‑beam and laser-welded components, precision vacuum and hydrogen brazing, surface treatment technologies, and other proprietary products. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.
Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most OEMs outsource all or a portion of the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems has allowed OEMs to leverage suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. We believe that this outsourcing trend has enabled OEMs to reduce their costs and development time, as well as to provide growth opportunities for specialized subsystems suppliers like us.
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

	Three Months Ended
	March 29, 2024	March 31, 2023
	(dollars in thousands, except per share amounts)
Net sales	$201,383	$225,870
Gross margin	11.4%	14.7%
Non-GAAP gross margin	12.2%	15.5%
Operating margin	(1.9)%	2.1%
Non-GAAP operating margin	1.2%	6.1%
Net loss	$(8,989)	$(5)
Non-GAAP net income (loss)	$(2,712)	$11,128
Diluted EPS	$(0.30)	$0.00
Non-GAAP diluted EPS	$(0.09)	$0.38

Macroeconomic Conditions and Business Update
The semiconductor industry is cyclical in nature, and matching customer demand can be challenging based on a variety of factors, including market trends, supply chain shortages and related lead times, customer buying patterns, availability of skilled labor, and macroeconomic and other factors. During much of 2022, many of these factors impacted our ability to fulfill high customer demand; however, the industry entered a cyclical downturn in the fourth quarter of 2022, leading to reductions in spending on semiconductor capital equipment, the primary industry in which we operate, resulting in weakened customer demand in 2023. In particular, industry overcapacity and a number of macroeconomic factors may have contributed to this reduced spending environment, including persistent levels of high inflation, higher interest rates, supply chain disruptions, and other macroeconomic uncertainties. Additionally, increased export controls for semiconductor-related goods and services shipped to China and delayed business investment in electronic memory capacity had varying levels of unfavorable consequences to our business. To help mitigate these impacts and to better align our resources and cost structure with current and expected future levels of business, we initiated labor and other cost reduction initiatives starting in the fourth quarter of 2022 and continuing through the first quarter of 2024. As a result of these programs, we incurred severance charges of $0.9 million and $1.3 million in the first quarter of 2024 and 2023, respectively.
While challenging macroeconomic conditions have impacted and will continue to impact our business and customers in the near term, we believe demand for semiconductors, semiconductor capital equipment, and our products will return to growth, fueled by the long-term growing need for more semiconductor productive capacity and enhanced process technologies.
Additionally, increased borrowing rates due to tightening monetary policy have increased our debt-service costs, as the interest on our outstanding indebtedness is variable (refer above to Part I – Item 1. Financial Statements (Unaudited) – Note 8—Long-Term Debt). An analysis of the changes in our debt-service cost is provided below under the heading Comparison of the Three Months Ended March 29, 2024 and March 31, 2023 – Interest expense, net.

Results of Operations
The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in thousands)
Net sales	$201,383	$225,870
Cost of sales	178,389	192,630
Gross profit	22,994	33,240
Operating expenses:
Research and development	5,370	4,313
Selling, general, and administrative	19,219	20,167
Amortization of intangible assets	2,146	3,966
Total operating expenses	26,735	28,446
Operating income (loss)	(3,741)	4,794
Interest expense, net	4,096	4,550
Other expense, net	239	784
Loss before income taxes	(8,076)	(540)
Income tax expense (benefit)	913	(535)
Net loss	$(8,989)	$(5)

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended
	March 29, 2024	March 31, 2023

Net sales	100.0	100.0
Cost of sales	88.6	85.3
Gross profit	11.4	14.7
Operating expenses:
Research and development	2.7	1.9
Selling, general, and administrative	9.5	8.9
Amortization of intangible assets	1.1	1.8
Total operating expenses	13.3	12.6
Operating income (loss)	(1.9)	2.1
Interest expense, net	2.0	2.0
Other expense, net	0.1	0.3
Loss before income taxes	(4.0)	(0.2)
Income tax expense (benefit)	0.5	(0.2)
Net loss	(4.5)	0.0

Comparison of the Three Months Ended March 29, 2024 and March 31, 2023
Net sales

	Three Months Ended		Change
	March 29, 2024	March 31, 2023	Amount	%
	(dollars in thousands)
Net sales	$201,383	$225,870	$(24,487)	(10.8)%
The decrease in net sales from the three months ended March 31, 2023 to the three months ended March 29, 2024 was primarily due to reduced customer demand stemming from reduced spending within the semiconductor capital equipment industry. Further detail is provided above under the section entitled Macroeconomic Conditions and Business Update.
Cost of sales, Gross profit, and Gross margin

	Three Months Ended		Change
	March 29, 2024	March 31, 2023	Amount	%
	(dollars in thousands)
Cost of sales	$178,389	$192,630	$(14,241)	(7.4)%
Gross profit	$22,994	$33,240	$(10,246)	(30.8)%
Gross margin	11.4%	14.7%		-330	bps
The decrease in the gross amounts of cost of sales and gross profit from the three months ended March 31, 2023 to the three months ended March 29, 2024 was primarily due to the factors mentioned in the commentary above under the heading, “Net sales.”

The decrease in gross margin from the three months ended March 31, 2023 to the three months ended March 29, 2024 was primarily due to reduced factory utilization as a result of lower volume due to reduced customer demand and unfavorable product mix. Additionally, increased excess and obsolete inventory expense unfavorably impacted gross margin by 110bps for the three months ended March 29, 2024.
Research and development

	Three Months Ended		Change
	March 29, 2024	March 31, 2023	Amount	%
	(dollars in thousands)
Research and development	$5,370	$4,313	$1,057	24.5%
The increase in research and development expenses from the three months ended March 31, 2023 to the three months ended March 29, 2024 was primarily due to increased employee-related expenses, inclusive of share-based compensation expense, of $0.5 million and professional fees and materials of $0.5 million from program costs related to the development of our new products.
Selling, general, and administrative

	Three Months Ended		Change
	March 29, 2024	March 31, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$19,219	$20,167	$(948)	(4.7)%
The decrease in selling, general, and administrative expense from the three months ended March 31, 2023 to the three months ended March 29, 2024 was primarily due to reduced employee-related expenses, inclusive of share-based compensation expense, of $1.4 million, software costs of $0.7 million, and reduced occupancy-related costs of $0.3 million, partially offset by increased professional and consulting fees of $1.5 million.
Amortization of intangible assets

	Three Months Ended		Change
	March 29, 2024	March 31, 2023	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$2,146	$3,966	$(1,820)	(45.9)%
The decrease in amortization expense from the three months ended March 31, 2023 to the three months ended March 29, 2024 was due to certain intangible assets becoming fully amortized in 2023.

Interest expense, net

	Three Months Ended		Change
	March 29, 2024	March 31, 2023	Amount	%
	(dollars in thousands)
Interest expense, net	$4,096	$4,550	$(454)	(10.0)%
Weighted average borrowings outstanding	$243,935	$302,479	$(58,544)	(19.4)%
Weighted average borrowing rate	7.61%	6.10%		+151 bps
The decrease in interest expense, net from the three months ended March 31, 2023 to the three months ended March 29, 2024 was primarily due to a decrease in the weighted average amount borrowed during the first quarter, partially offset by an increase in our weighted average borrowing rate, which was primarily due to increased risk-free, short-term borrowing rates as a result of tightening monetary policy, which impacts the Bloomberg Short Term Bank Yield ("BSBY"), the variable component of our borrowing rate under our credit facilities.
Other expense, net

	Three Months Ended		Change
	March 29, 2024	March 31, 2023	Amount	%
	(dollars in thousands)
Other expense, net	$239	$784	$(545)	(69.5)%
The change in other expense, net from the three months ended March 31, 2023 to the three months ended March 29, 2024 was primarily due to currency exchange rate fluctuations during the quarter related to our local currency payables of our foreign operations.
Income tax expense (benefit)

	Three Months Ended		Change
	March 29, 2024	March 31, 2023	Amount
	(dollars in thousands)
Income tax expense (benefit)	$913	$(535)	$1,448
Loss before income taxes	$(8,076)	$(540)	$(7,536)
Effective income tax rate	-11.3%	99.1%
The increase in income tax expense from the three months ended March 31, 2023 to the three months ended March 29, 2024 was primarily due to increased taxable income in foreign jurisdictions in 2024. Additionally, in the first quarter of 2024, we are unable to benefit from U.S. pre-tax losses due to a valuation allowance we recorded against our U.S. state and federal deferred tax assets in the second quarter of 2023.

Non‑GAAP Financial Results
Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. All non-GAAP adjustments are presented on a gross basis. Non-GAAP gross profit, operating income, and net income (loss) are defined as: gross profit, operating income (loss), or net income (loss), respectively, excluding (1) amortization of intangible assets, share-based compensation expense, and discrete or infrequent charges and gains that are outside of normal business operations, including transaction-related costs, contract and legal settlement gains and losses, facility shutdown costs, and severance costs associated with reduction-in-force programs, to the extent they are present in gross profit, operating income (loss), and net income (loss), respectively; and (2) the tax impacts associated with these non-GAAP adjustments, as well as non-recurring discrete tax items, including deferred tax asset valuation allowance charges. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments". Non-GAAP diluted earnings per share ("EPS") is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period. Non-GAAP gross margin and non-GAAP operating margin are defined as non-GAAP gross profit and non-GAAP operating income, respectively, divided by net sales.
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
The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(dollars in thousands)
U.S. GAAP gross profit	$22,994	$33,240
Non-GAAP adjustments:
Share-based compensation	776	421
Other (1)	748	1,287
Non-GAAP gross profit	$24,518	$34,948
U.S. GAAP gross margin	11.4%	14.7%
Non-GAAP gross margin	12.2%	15.5%
(1)Included in this amount are severance costs associated with our global reduction-in-force programs.

The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from operating income (loss), the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(dollars in thousands, except per share amounts)
U.S. GAAP operating income (loss)	$(3,741)	$4,794
Non-GAAP adjustments:
Amortization of intangible assets	2,146	3,966
Share-based compensation	2,375	3,637
Transaction-related costs (1)	785	—
Other (2)	867	1,324
Non-GAAP operating income	$2,432	$13,721
U.S. GAAP operating margin	(1.9)%	2.1%
Non-GAAP operating margin	1.2%	6.1%
(1)Included in this amount are transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Included in this amount are severance costs associated with our global reduction-in-force programs.
The following table presents our unaudited non‑GAAP net income (loss) and non-GAAP diluted EPS and a reconciliation from net income (loss), the most comparable GAAP measure, for the periods indicated. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments".

	Three Months Ended
	March 29, 2024	March 31, 2023
	(dollars in thousands, except per share amounts)
U.S. GAAP net loss	$(8,989)	$(5)
Non-GAAP adjustments:
Amortization of intangible assets	2,146	3,966
Share-based compensation	2,375	3,637
Transaction-related costs (1)	785	—
Other (2)	867	1,324
Tax adjustments related to non-GAAP adjustments (3)	104	2,206
Non-GAAP net income (loss)	$(2,712)	$11,128
U.S. GAAP diluted EPS	$(0.30)	$0.00
Non-GAAP diluted EPS	$(0.09)	$0.38
Shares used to compute non-GAAP diluted EPS	30,010,971	29,412,185
(1)Included in this amount are transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Included in this amount are severance costs associated with our global reduction-in-force programs.

(3)Adjusts GAAP income tax expense for the impact of our non-GAAP adjustments, which are presented on a gross basis. During the second quarter of 2023, we recorded a valuation allowance against our U.S. federal and state deferred tax assets on a GAAP basis. In the first quarter of 2024, we determined that the valuation allowance should be recognized against our U.S. federal and state deferred tax assets on a non-GAAP basis as we were not in a three-year cumulative U.S. income position on a non-GAAP basis. Accordingly, from the first quarter of 2024 and forward, tax expense on a GAAP and non-GAAP basis reflects a valuation allowance against our U.S. federal and state deferred tax assets.

Liquidity and Capital Resources
The following section discusses our liquidity and capital resources, including our primary sources of liquidity and our material cash requirements. Our cash and cash equivalents are maintained in highly liquid and accessible accounts with no significant restrictions.
Material Cash Requirements
Our primary liquidity requirements arise from: (i) working capital requirements, including procurement of raw materials inventory for use in our factories and employee-related costs, (ii) business acquisitions, (iii) interest and principal payments under our credit facilities, (iv) research and development investments, (v) capital expenditures, and (vi) payment of income taxes. We have no significant long-term purchase commitments related to procuring raw materials inventory. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance, and our continued access to the capital markets and are therefore subject to prevailing global macroeconomic conditions and financial, business, and other factors, some of which are beyond our control.
We believe that our cash and cash equivalents, the amounts available under our credit facilities, and our operating cash flow will be sufficient to fund our business and our current obligations for at least the next 12 months and beyond.
Sources and Conditions of Liquidity
Our ongoing sources of liquidity to fund our material cash requirements are primarily derived from: (i) sales to our customers and the related changes in our net operating assets and liabilities and (ii) proceeds from our credit facilities and equity offerings, when applicable. Our credit facilities are comprised of a $150.0 million term loan facility and a $250.0 million revolving credit facility, of which $250.0 million remained available to draw on as of March 29, 2024.
Summary of Cash Flows
We ended the first quarter of 2024 with cash and cash equivalents of $102.1 million, an increase of $22.2 million from the prior year ended December 29, 2023. The increase was primarily due to net proceeds of $136.7 million from our issuance of 3.8 million ordinary shares in March 2024 in connection with an underwritten public offering and net cash provided by operating activities of $4.8 million, partially offset by net payments on credit facilities of $116.9 million and capital expenditures of $4.5 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in thousands)
Cash provided by (used in) operating activities	$4,804	$(10,873)
Cash used in investing activities	(4,490)	(6,819)
Cash provided by financing activities	21,855	59
Net increase (decrease) in cash	$22,169	$(17,633)

Our cash provided by operating activities of $4.8 million during the three months ended March 29, 2024 consisted of net loss of $9.0 million, offset by net non-cash charges of $10.2 million, consisting primarily of depreciation and amortization of $7.6 million and share-based compensation expense of $2.4 million, and a decrease in our net operating assets and liabilities of $3.6 million.
The decrease in our net operating assets and liabilities of $3.6 million during the three months ended March 29, 2024 was primarily due to a decrease in inventories of $5.2 million, an increase in accounts payable of $3.4 million, and a decrease in prepaid expenses and other assets of $1.7 million, partially offset by an increase in accounts receivable of $6.7 million.
Cash used in operating activities was $10.9 million during the three months ended March 31, 2023. The increase in cash provided by operating activities from the three months ended March 31, 2023 to the three months ended March 29, 2024 was primarily due to favorable changes in the balances of accounts payable and accrued and other liabilities during the three months ended March 29, 2024 compared to the three months ended March 31, 2023, partially offset by less aggregate net income (loss) and unfavorable change in the balances of accounts receivable and inventories during the three months ended March 29, 2024 compared to the three months ended March 31, 2023.
Cash used in investing activities during the three months ended March 29, 2024 and March 31, 2023 consisted of capital expenditures. The reduction in capital expenditures from the three months ended March 31, 2023 to the three months ended March 29, 2024 was due to reduced factory capacity expansion projects. Capital expenditures for the three months ended March 29, 2024 were $4.5 million and were used primarily for equipment and information technology upgrades.
Cash provided by financing activities during the three months ended March 29, 2024 consisted of net proceeds of $136.7 million from our issuance of 3.8 million ordinary shares in March 2024 in connection with an underwritten public offering and net proceeds from share-based compensation activity of $2.0 million, partially offset by net payment on our credit facilities of $116.9 million. Cash provided by financing activities during the three months ended March 31, 2023 consisted of net proceeds from share-based compensation activity of $1.9 million, partially offset by term loan payments of $1.9 million. The change in net payments on our credit facilities relates to the payoff of our revolving credit facility in the first quarter of 2024.

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
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are identified and described in our annual consolidated financial statements and the notes included in our 2023 Annual Report on Form 10‑K.
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

Interest Rate Risk
We had total indebtedness of $133.1 million as of March 29, 2024, exclusive of $1.2 million in debt issuance costs, of which $7.5 million was due within 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of March 29, 2024, the interest rate on our outstanding debt is based on BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $0.3 million change to interest expense during the quarter, or $1.3 million on an annualized basis.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of March 29, 2024.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently not a party to any material pending or threatened litigation.
ITEM 1A. RISK FACTORS
This quarterly report should be read in conjunction with the risk factors included in our 2023 Annual Report on Form 10‑K. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Insider Trading Arrangements
On February 23, 2024, Jeffrey Andreson, Chief Executive Officer and a director of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement provides for the potential sale of an aggregate of up to 64,200 of our ordinary shares issuable upon the exercise of option awards granted to Mr. Andreson under our 2016 Omnibus Incentive Plan. The trading arrangement will expire on February 21, 2025, and may be terminated earlier in the limited circumstances defined in the trading arrangement.

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

ICHOR HOLDINGS, LTD.

Date: May 8, 2024	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Greg Swyt
Greg Swyt
Chief Financial Officer (Principal Accounting and Financial Officer)