Form 10-Q
period 2024-06-28
ICHOR HOLDINGS, LTD.
filed 2024-08-07
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of August 2, 2024, the registrant had 33,687,847 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 28, 2024	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$114,349	$79,955
Accounts receivable, net	65,216	66,721
Inventories	231,475	245,885
Prepaid expenses and other current assets	7,596	8,804
Total current assets	418,636	401,365
Property and equipment, net	89,142	92,755
Operating lease right-of-use assets	34,623	36,611
Other noncurrent assets	13,727	11,912
Deferred tax assets, net	3,103	3,148
Intangible assets, net	53,056	57,288
Goodwill	335,402	335,402
Total assets	$947,689	$938,481
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$58,961	$60,490
Accrued liabilities	15,122	14,871
Other current liabilities	6,812	6,638
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	9,721	9,463
Total current liabilities	98,116	98,962
Long-term debt, less current portion, net	122,665	241,183
Lease liabilities, less current portion	26,025	28,187
Deferred tax liabilities, net	1,169	1,169
Other non-current liabilities	4,838	4,303
Total liabilities	252,813	373,804
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 33,629,331 and 29,435,398 shares outstanding, respectively; 38,066,770 and 33,872,837 shares issued, respectively)	3	3
Additional paid in capital	595,881	451,581
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	190,570	204,671
Total shareholders’ equity	694,876	564,677
Total liabilities and shareholders’ equity	$947,689	$938,481
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$203,227	$185,008	$404,610	$410,878
Cost of sales	177,670	159,266	356,059	351,896
Gross profit	25,557	25,742	48,551	58,982
Operating expenses:
Research and development	5,926	5,188	11,296	9,501
Selling, general, and administrative	19,807	19,500	39,026	39,667
Amortization of intangible assets	2,086	3,960	4,232	7,926
Total operating expenses	27,819	28,648	54,554	57,094
Operating income (loss)	(2,262)	(2,906)	(6,003)	1,888
Interest expense, net	1,858	5,030	5,954	9,580
Other expense, net	50	100	289	884
Loss before income taxes	(4,170)	(8,036)	(12,246)	(8,576)
Income tax expense	942	12,620	1,855	12,085
Net loss	$(5,112)	$(20,656)	$(14,101)	$(20,661)
Net loss per share
Basic	$(0.15)	$(0.71)	$(0.44)	$(0.71)
Diluted	$(0.15)	$(0.71)	$(0.44)	$(0.71)
Shares used to compute Net loss per share:
Basic	33,548,071	29,116,413	31,779,521	29,050,645
Diluted	33,548,071	29,116,413	31,779,521	29,050,645
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending June 28, 2024	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 29, 2024	33,467,846	$3	$593,125	4,437,439	$(91,578)	$195,682	$697,232
Ordinary shares issued from exercise of stock options	31,381	—	747	—	—	—	747
Ordinary shares issued from vesting of restricted share units	130,104	—	(1,929)	—	—	—	(1,929)
Share-based compensation expense	—	—	3,938	—	—	—	3,938
Net loss	—	—	—	—	—	(5,112)	(5,112)
Balance at June 28, 2024	33,629,331	$3	$595,881	4,437,439	$(91,578)	$190,570	$694,876

For the three months ending June 30, 2023	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2023	29,034,946	$3	$437,388	4,437,439	$(91,578)	$247,651	$593,464
Ordinary shares issued from exercise of stock options	31,996	—	724	—	—	—	724
Ordinary shares issued from vesting of restricted share units	124,702	—	(1,637)	—	—	—	(1,637)
Ordinary shares issued from employee share purchase plan	49,917	—	1,131	—	—	—	1,131
Share-based compensation expense	—	—	4,277	—	—	—	4,277
Net loss	—	—	—	—	—	(20,656)	(20,656)
Balance at June 30, 2023	29,241,561	$3	$441,883	4,437,439	$(91,578)	$226,995	$577,303

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the six months ending June 28, 2024	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 29, 2023	29,435,398	$3	$451,581	4,437,439	$(91,578)	$204,671	$564,677
Ordinary shares issued, net of transaction costs	3,833,334	—	136,738	—	—	—	136,738
Ordinary shares issued from exercise of stock options	142,331	—	3,500	—	—	—	3,500
Ordinary shares issued from vesting of restricted share units	182,215	—	(3,272)	—	—	—	(3,272)
Ordinary shares issued from employee share purchase plan	36,053	—	1,021	—	—	—	1,021
Share-based compensation expense	—	—	6,313	—	—	—	6,313
Net loss	—	—	—	—	—	(14,101)	(14,101)
Balance at June 28, 2024	33,629,331	$3	$595,881	4,437,439	$(91,578)	$190,570	$694,876

For the six months ending June 30, 2023	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 30, 2022	28,861,949	$3	$431,415	4,437,439	$(91,578)	$247,656	$587,496
Ordinary shares issued from exercise of stock options	124,762	—	2,850	—	—	—	2,850
Ordinary shares issued from vesting of restricted share units	157,229	—	(2,329)	—	—	—	(2,329)
Ordinary shares issued from employee share purchase plan	97,621	—	2,033	—	—	—	2,033
Share-based compensation expense	—	—	7,914	—	—	—	7,914
Net loss	—	—	—	—	—	(20,661)	(20,661)
Balance at June 30, 2023	29,241,561	$3	$441,883	4,437,439	$(91,578)	$226,995	$577,303

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(14,101)	$(20,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,679	17,145
Share-based compensation	6,313	7,914
Deferred income taxes	45	10,049
Amortization of debt issuance costs	232	233
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,505	40,561
Inventories	14,410	17,470
Prepaid expenses and other assets	1,878	5,986
Accounts payable	(144)	(45,047)
Accrued liabilities	53	(5,961)
Other liabilities	(3,574)	(11,619)
Net cash provided by operating activities	22,296	16,070
Cash flows from investing activities:
Capital expenditures	(7,337)	(10,834)
Net cash used in investing activities	(7,337)	(10,834)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	136,738	—
Issuance of ordinary shares under share-based compensation plans	4,719	3,981
Employees' taxes paid upon vesting of restricted share units	(3,272)	(2,329)
Repayments on revolving credit facility	(115,000)	(5,000)
Repayments on term loan	(3,750)	(3,750)
Net cash provided by (used in) financing activities	19,435	(7,098)
Net increase (decrease) in cash	34,394	(1,862)
Cash at beginning of period	79,955	86,470
Cash at end of period	$114,349	$84,608
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,536	$9,851
Cash paid during the period for taxes, net of refunds	$1,452	$3,340
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$1,458	$293
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,379	$3,103
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
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 27, 2024 and December 29, 2023 are each 52 weeks. References to 2024 and 2023 relate to the fiscal years then ended, respectively. The three-month periods ended June 28, 2024 and June 30, 2023 are each 13 weeks. References to the second quarter of 2024 and 2023 relate to the three-month periods then ended.
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
Accounting Pronouncements Recently Issued
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the effect that the adoption of this ASU may have on our consolidated financial statements.

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

Note 2 – Inventories
Inventories consist of the following:

	June 28, 2024	December 29, 2023
Raw materials	$179,796	$190,027
Work in process	37,631	36,849
Finished goods	46,746	47,449
Excess and obsolete adjustment	(32,698)	(28,440)
Total inventories	$231,475	$245,885

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	June 28, 2024	December 29, 2023
Machinery	$118,076	$113,529
Leasehold improvements	47,647	46,129
Computer software, hardware, and equipment	9,085	10,316
Office furniture, fixtures, and equipment	1,315	1,320
Vehicles	395	396
Construction-in-process	3,941	4,216
	180,459	175,906
Less accumulated depreciation	(91,317)	(83,151)
Total property and equipment, net	$89,142	$92,755
Depreciation expense was $5.3 million and $4.4 million for the second quarter of 2024 and 2023, respectively. Depreciation expense was $10.4 million and $8.7 million for the six months ended June 28, 2024 and June 30, 2023, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To date, these costs have been those incurred to implement a new company-wide enterprise resource planning system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $7.6 million and $8.1 million as of June 28, 2024 and December 29, 2023, respectively, and is included in other noncurrent assets on our consolidated balance sheets. The related amortization expense, which is included in selling, general, and administrative expense on our consolidated statements of operations, was $0.3 million and $0.2 million for the second quarter of 2024 and 2023, respectively, and $0.5 million and $0.5 million for the six months ended June 28, 2024 and June 30, 2023, respectively.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	June 28, 2024
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$73,142	$(24,974)	$—	$48,168	9.9 years
Developed technology	11,047	(6,159)	—	4,888	10.0 years
Total intangible assets	$84,189	$(31,133)	$—	$53,056

	December 29, 2023
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$105,542	$(53,680)	$—	$51,862	8.7 years
Developed technology	11,047	(5,621)	—	5,426	10.0 years
Total intangible assets	$116,589	$(59,301)	$—	$57,288

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
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Operating lease cost	$2,492	$2,393	$4,984	$4,804
Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,851	$4,602
Supplemental balance sheet information related to leases is as follows:

	June 28, 2024	December 29, 2023
Weighted-average remaining lease term of operating leases	4.3 years	4.6 years
Weighted-average discount rate of operating leases	3.8%	3.4%

Future minimum lease payments under non-cancelable leases are as follows as of June 28, 2024:

2024, remaining	$4,936
2025	9,498
2026	9,170
2027	8,407
2028	3,882
Thereafter	2,827
Total future minimum lease payments	38,720
Less imputed interest	(2,974)
Total lease liabilities	$35,746

Note 6 – Income Taxes
Income tax information for the periods reported is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Income tax expense	$942	$12,620	$1,855	$12,085
Loss before income taxes	$(4,170)	$(8,036)	$(12,246)	$(8,576)
Effective income tax rate	(22.6)%	(157.0)%	(15.1)%	(140.9)%
Our effective tax rate for the three and six months ended June 28, 2024 differs from the statutory rate primarily due to taxes on foreign income that differs from the U.S. tax rate, including a tax holiday in Singapore from which we will benefit through 2026, and a valuation allowance against U.S. deferred tax assets.
Our effective tax rate for the three and six months ended June 30, 2023 differs from the statutory rate primarily due to a valuation allowance recorded against our U.S. federal and state deferred tax assets, as well as taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore from which we will benefit through 2026. We recorded an $11.1 million valuation allowance in the second quarter of 2023 based on an assessment of available positive and negative evidence, including an estimate of being in a three-year cumulative loss position in the U.S. by the end of 2023, projections of future taxable income, and other quantitative and qualitative information. We intend to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance.
The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.2 million as of June 28, 2024. The related interest and penalties were $0.5 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.
As of June 28, 2024, we were under examination by California tax authorities.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.6 million and $0.6 million for the second quarter of 2024 and 2023, respectively, and $1.4 million and $1.5 million for the six months ended June 28, 2024 and June 30, 2023, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	June 28, 2024	December 29, 2023
Term loan	$131,250	$135,000
Revolving credit facility	—	115,000
Total principal amount of long-term debt	131,250	250,000
Less unamortized debt issuance costs	(1,085)	(1,317)
Total long-term debt, net	130,165	248,683
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$122,665	$241,183
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
Interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The BSBY Rate is equal to BSBY for a particular tenor matching the respective interest period. The applicable margin on Base Rate and BSBY Rate loans is 0.375% to 1.375% and 1.375% to 2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month Consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY Rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. As of June 28, 2024, our credit facilities bore interest under the BSBY rate option at 7.27%.

Note 9 – Share‑Based Compensation
The 2016 Omnibus Incentive Plan provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of stock options (“options”), tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“RSUs”), performance awards, and other share‑based awards. Forfeited or expired awards are returned to the incentive plan pool for future grants. Awards generally vest over four years, 25% on the first anniversary of the date of grant and quarterly thereafter over the remaining three years. Upon vesting of RSUs, shares are withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares are never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $3.9 million and $4.3 million for the second quarter of 2024 and 2023, respectively, and $6.3 million and $7.9 million for the six months ended June 28, 2024 and June 30, 2023, respectively.

Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 29, 2023	582,163	$24.36
Granted	—	$—
Exercised	(142,331)	$24.59
Forfeited or expired	(639)	$21.76
Outstanding, June 28, 2024	439,193	$24.28	1.4 years	$6,266
Exercisable, June 28, 2024	439,193	$24.28	1.4 years	$6,266
Restricted Share Units
The following table summarizes RSU activity:

	Number of RSUs
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 29, 2023	1,088,083	97,299	171,101	$30.37
Granted	389,622	100,941	62,776	$40.33
Vested	(251,711)	(6,609)	(8,617)	$32.04
Forfeited	(74,110)	(13,021)	(23,419)	$30.26
Unvested, June 28, 2024	1,151,884	178,610	201,841	$33.61
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
As of June 28, 2024, approximately 2.1 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net loss	$(5,112)	$(20,656)	$(14,101)	$(20,661)
Denominator:
Basic weighted average ordinary shares outstanding	33,548,071	29,116,413	31,779,521	29,050,645
Dilutive effect of options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of ESPP	—	—	—	—
Diluted weighted average ordinary shares outstanding	33,548,071	29,116,413	31,779,521	29,050,645
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	2,193,000	2,311,000	2,492,000	2,469,000
Net loss per share:
Basic	$(0.15)	$(0.71)	$(0.44)	$(0.71)
Diluted	$(0.15)	$(0.71)	$(0.44)	$(0.71)
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
Sales by geographic area represents sales to unaffiliated customers based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
United States of America	$69,259	$61,623	$133,653	$150,675
Singapore	81,541	70,372	160,667	152,658
Europe	21,307	27,764	52,656	57,750
Other	31,120	25,249	57,634	49,795
Total net sales	$203,227	$185,008	$404,610	$410,878
Foreign long-lived assets, exclusive of deferred tax assets, were $46.2 million and $48.2 million as of June 28, 2024 and December 29, 2023, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including in this Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include geopolitical, economic and market conditions, including high inflation, changes to fiscal and monetary policy, high interest rates, currency fluctuations, challenges in the supply chain and any disruptions in the global economy as a result of the conflicts in Ukraine and the Middle East; dependence on expenditures by manufacturers and cyclical downturns in the semiconductor capital equipment industry; reliance on a very small number of original equipment manufacturers ("OEMs") for a significant portion of sales; negotiating leverage held by our customers; competitiveness and rapid evolution of the industries in which we participate; keeping pace with developments in the industries we serve and with technological innovation generally; designing, developing and introducing new products that are accepted by OEMs in order to retain our existing customers and obtain new customers; managing our manufacturing and procurement process effectively; defects in our products that could damage our reputation, decrease market acceptance and result in potentially costly litigation; our dependence on a limited number of suppliers; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our Annual Report on Form 10‑K for the fiscal year ended December 29, 2023 ("2023 Annual Report on Form 10-K") and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in Part I – Item 1A. Risk Factors to our 2023 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(dollars in thousands, except per share amounts)
Net sales	$203,227	$185,008	$404,610	$410,878
Gross margin	12.6%	13.9%	12.0%	14.4%
Non-GAAP gross margin	13.0%	14.5%	12.6%	15.0%
Operating margin	(1.1)%	(1.6)%	(1.5)%	0.5%
Non-GAAP operating margin	2.2%	2.9%	1.7%	4.6%
Net loss	$(5,112)	$(20,656)	$(14,101)	$(20,661)
Non-GAAP net income (loss)	$1,819	$707	$(893)	$11,835
Diluted EPS	$(0.15)	$(0.71)	$(0.44)	$(0.71)
Non-GAAP diluted EPS	$0.05	$0.02	$(0.03)	$0.40

Macroeconomic Conditions and Business Update
The semiconductor industry is cyclical in nature. The industry entered a cyclical downturn in the fourth quarter of 2022, leading to reductions in spending on semiconductor capital equipment, resulting in weakened customer demand. In particular, industry overcapacity and a number of macroeconomic factors may have contributed to this reduced spending environment, which combined with increased export controls for advanced semiconductor-related goods and services shipped to China and delayed business investment in electronic memory capacity had varying levels of unfavorable consequences to our business. Although the total market for semiconductor capital equipment has experienced year-over-year stability and growth, inventory digestion at our customers and the relative spending levels within our primary served markets, in particular lower spending levels for deposition and etch equipment, has resulted in demand from our customers persisting at lower levels over the past year relative to the total semiconductor capital equipment market. To help mitigate these impacts and to better align our resources and cost structure with current and expected future levels of business, we initiated labor and other cost reduction initiatives starting in the fourth quarter of 2022, continuing through the second quarter of 2024.
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

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(in thousands)
Net sales	$203,227	$185,008	$404,610	$410,878
Cost of sales	177,670	159,266	356,059	351,896
Gross profit	25,557	25,742	48,551	58,982
Operating expenses:
Research and development	5,926	5,188	11,296	9,501
Selling, general, and administrative	19,807	19,500	39,026	39,667
Amortization of intangible assets	2,086	3,960	4,232	7,926
Total operating expenses	27,819	28,648	54,554	57,094
Operating income (loss)	(2,262)	(2,906)	(6,003)	1,888
Interest expense, net	1,858	5,030	5,954	9,580
Other expense, net	50	100	289	884
Loss before income taxes	(4,170)	(8,036)	(12,246)	(8,576)
Income tax expense	942	12,620	1,855	12,085
Net loss	$(5,112)	$(20,656)	$(14,101)	$(20,661)

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Net sales	100.0	100.0	100.0	100.0
Cost of sales	87.4	86.1	88.0	85.6
Gross profit	12.6	13.9	12.0	14.4
Operating expenses:
Research and development	2.9	2.8	2.8	2.3
Selling, general, and administrative	9.7	10.5	9.6	9.7
Amortization of intangible assets	1.0	2.1	1.0	1.9
Total operating expenses	13.7	15.5	13.5	13.9
Operating income (loss)	(1.1)	(1.6)	(1.5)	0.5
Interest expense, net	0.9	2.7	1.5	2.3
Other expense, net	0.0	0.1	0.1	0.2
Loss before income taxes	(2.1)	(4.3)	(3.0)	(2.1)
Income tax expense	0.5	6.8	0.5	2.9
Net loss	(2.5)	(11.2)	(3.5)	(5.0)

Comparison of the Three and Six Months Ended June 28, 2024 and June 30, 2023
Net sales

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2024	June 30, 2023	Amount	%	June 28, 2024	June 30, 2023	Amount	%
	(dollars in thousands)
Net sales	$203,227	$185,008	$18,219	9.8%	$404,610	$410,878	$(6,268)	(1.5)%
The increase in net sales from the three months ended June 30, 2023 to the three months ended June 28, 2024 was primarily due to increased customer demand as a result of a stronger semiconductor capital equipment spending environment. The second quarter of 2023 represented the low-point in our quarterly net sales since the start of the cyclical downturn in the fourth quarter of 2022. Although net sales were higher on a quarter-on-quarter basis, higher net sales in the first quarter of 2023 compared to the first quarter of 2024 translated into lower net sales for the first half of 2024 compared to the first half of 2023. Further detail is provided above under the section entitled Macroeconomic Conditions and Business Update.

Gross margin

	Three Months Ended		Change			Six Months Ended		Change
	June 28, 2024	June 30, 2023	Amount	%		June 28, 2024	June 30, 2023	Amount	%
	(dollars in thousands)
Cost of sales	$177,670	$159,266	$18,404	11.6%		$356,059	$351,896	$4,163	1.2%
Gross profit	$25,557	$25,742	$(185)	(0.7)%		$48,551	$58,982	$(10,431)	(17.7)%
Gross margin	12.6%	13.9%		-130	bps	12.0%	14.4%		-240	bps
The decrease in gross margin from the three and six months ended June 30, 2023 to the three and six months ended June 28, 2024 was primarily due to unfavorable sales mix, as well as increased fixed overhead and excess and obsolete inventory expenses. Increased fixed overhead, including depreciation and occupancy costs, unfavorably impacted gross margin by 50bps for the three and six months ended June 28, 2024, and increased excess and obsolete inventory expense unfavorably impacted gross margin by 40bps and 80bps for the three and six months ended June 28, 2024, respectively.
Research and development

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2024	June 30, 2023	Amount	%	June 28, 2024	June 30, 2023	Amount	%
	(dollars in thousands)
Research and development	$5,926	$5,188	$738	14.2%	$11,296	$9,501	$1,795	18.9%
The increase in research and development expenses from the second quarter of 2023 to the second quarter of 2024 was primarily due to increased material and service costs from our new product development programs.
The increase from the six months ended June 30, 2023 to the six months ended June 28, 2024 was primarily due to increased material and service costs from our new product development programs of $1.3 million and increased employee-related expenses of $0.5 million, inclusive of share-based compensation expense.
Selling, general, and administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2024	June 30, 2023	Amount	%	June 28, 2024	June 30, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$19,807	$19,500	$307	1.6%	$39,026	$39,667	$(641)	(1.6)%
The increase in selling, general, and administrative expense from the second quarter of 2023 to the second quarter of 2024 was primarily due to increased occupancy costs, the majority of which were the result of a facility exit and consolidation, partially offset by reduced services and professional consulting costs.
The decrease in selling, general, and administrative expense from the six months ended June 30, 2023 to the six months ended June 28, 2024 was primarily due to reduced employee-related expense, inclusive of share-based compensation expense, partially offset by increased services and professional consulting costs and increased occupancy costs, the majority of which were the result of a facility exit and consolidation.

Amortization of intangible assets

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2024	June 30, 2023	Amount	%	June 28, 2024	June 30, 2023	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$2,086	$3,960	$(1,874)	(47.3)%	$4,232	$7,926	$(3,694)	(46.6)%
The decrease in amortization expense from the three and six months ended June 30, 2023 to the three and six months ended June 28, 2024 was due to certain intangible assets becoming fully amortized in the second half of 2023.
Interest expense, net

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2024	June 30, 2023	Amount	%	June 28, 2024	June 30, 2023	Amount	%
	(dollars in thousands)
Interest expense, net	$1,858	$5,030	$(3,172)	(63.1)%	$5,954	$9,580	$(3,626)	(37.8)%
Weighted average borrowings outstanding	$133,104	$300,549	$(167,445)	(55.7)%	$188,520	$301,514	$(112,994)	(37.5)%
Weighted average borrowing rate	7.45%	6.63%		+82 bps	7.53%	6.36%		+117 bps
The decrease in interest expense, net from the three and six months ended June 30, 2023 to the three and six months ended June 28, 2024 was primarily due to decreases in the weighted average amounts borrowed, partially offset by an increase in our weighted average borrowing rate.
Other expense, net

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2024	June 30, 2023	Amount	%	June 28, 2024	June 30, 2023	Amount	%
	(dollars in thousands)
Other expense, net	$50	$100	$(50)	(50.0)%	$289	$884	$(595)	(67.3)%
The change in other expense, net from the three and six months ended June 30, 2023 to the three and six months ended June 28, 2024 was primarily due to currency exchange rate fluctuations during the periods related to our local currency payables of our foreign operations.
Income tax expense

	Three Months Ended		Change		Six Months Ended		Change
	June 28, 2024	June 30, 2023	Amount	%	June 28, 2024	June 30, 2023	Amount	%
	(dollars in thousands)
Income tax expense	$942	$12,620	$(11,678)	n/m	$1,855	$12,085	$(10,230)	n/m
Loss before income taxes	$(4,170)	$(8,036)	$3,866	n/m	$(12,246)	$(8,576)	$(3,670)	n/m
Effective income tax rate	-22.6%	-157.0%		+13,440 bps	-15.1%	-140.9%		+12,580 bps
The decrease in income tax expense from the three and six months ended June 30, 2023 to the three and six months ended June 28, 2024 was primarily due to recording a valuation allowance against our U.S. federal and state deferred tax assets, resulting in an $11.1 million charge to income tax expense during the second quarter of 2023. Because we have a valuation allowance recorded against our U.S. state and federal deferred income taxes, we did not record tax benefits from our U.S. taxable losses in the six months ended June 28, 2024.

Non‑GAAP Financial Results
Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. All non-GAAP adjustments are presented on a gross basis. Non-GAAP gross profit, operating income, and net income (loss) are defined as: gross profit, operating income (loss), or net income (loss), respectively, excluding (1) amortization of intangible assets, share-based compensation expense, and discrete or infrequent charges and gains that are outside of normal business operations, including transaction-related costs, contract and legal settlement gains and losses, facility shutdown costs, and severance costs associated with reduction-in-force programs, to the extent they are present in gross profit, operating income (loss), and net income (loss), respectively; and (2) with respect to non-GAAP net income (loss), the tax impacts associated with these non-GAAP adjustments, as well as non-recurring discrete tax items, including deferred tax asset valuation allowance charges. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments". Non-GAAP diluted earnings per share ("EPS") is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period. Non-GAAP gross margin and non-GAAP operating margin are defined as non-GAAP gross profit and non-GAAP operating income, respectively, divided by net sales.
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
The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from GAAP gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(dollars in thousands)
U.S. GAAP gross profit	$25,557	$25,742	$48,551	$58,982
Non-GAAP adjustments:
Share-based compensation	717	1,091	1,493	1,512
Other (1)	160	—	908	1,287
Non-GAAP gross profit	$26,434	$26,833	$50,952	$61,781
U.S. GAAP gross margin	12.6%	13.9%	12.0%	14.4%
Non-GAAP gross margin	13.0%	14.5%	12.6%	15.0%
(1)Represents severance costs associated with our global reduction-in-force programs.

The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from GAAP operating income (loss), the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(dollars in thousands, except per share amounts)
U.S. GAAP operating income (loss)	$(2,262)	$(2,906)	$(6,003)	$1,888
Non-GAAP adjustments:
Amortization of intangible assets	2,086	3,960	4,232	7,926
Share-based compensation	3,938	4,277	6,313	7,914
Transaction-related costs (1)	—	—	785	—
Other (2)	733	—	1,600	1,324
Non-GAAP operating income	$4,495	$5,331	$6,927	$19,052
U.S. GAAP operating margin	(1.1)%	(1.6)%	(1.5)%	0.5%
Non-GAAP operating margin	2.2%	2.9%	1.7%	4.6%
(1)Represents transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Represents severance costs associated with our global reduction-in-force programs, and, for the three and six months ended June 28, 2024, $0.5 million of costs incurred in connection with exiting and consolidating one of our U.S.-based manufacturing facilities.
The following table presents our unaudited non‑GAAP net income (loss) and non-GAAP diluted EPS and a reconciliation from GAAP net loss, the most comparable GAAP measure, for the periods indicated. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments".

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(dollars in thousands, except per share amounts)
U.S. GAAP net loss	$(5,112)	$(20,656)	$(14,101)	$(20,661)
Non-GAAP adjustments:
Amortization of intangible assets	2,086	3,960	4,232	7,926
Share-based compensation	3,938	4,277	6,313	7,914
Transaction-related costs (1)	—	—	785	—
Other (2)	733	—	1,600	1,324
Tax adjustments related to non-GAAP adjustments (3)	174	2,032	278	4,238
Tax expense from valuation allowance (4)	—	11,094	—	11,094
Non-GAAP net income (loss)	$1,819	$707	$(893)	$11,835
U.S. GAAP diluted EPS	$(0.15)	$(0.71)	$(0.44)	$(0.71)
Non-GAAP diluted EPS	$0.05	$0.02	$(0.03)	$0.40
Shares used to compute non-GAAP diluted EPS	34,043,870	29,492,966	31,779,521	29,454,500
(1)Represents transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Represents severance costs associated with our global reduction-in-force programs, and, for the three and six months ended June 28, 2024, $0.5 million of costs incurred in connection with exiting and consolidating one of our U.S.-based manufacturing facilities.

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
(4)During the second quarter of 2023, we recorded a valuation allowance of $11.1 million against our U.S. federal and state deferred tax assets. The valuation allowance was recorded based on an assessment of available positive and negative evidence, including an estimate of being in a three-year cumulative loss position in the U.S. by the end of 2023, projections of future taxable income, and other quantitative and qualitative information.

Liquidity and Capital Resources
The following section discusses our liquidity and capital resources, including our primary sources of liquidity and our material cash requirements. Our cash and cash equivalents are maintained in highly liquid and accessible accounts with no significant restrictions.
Material Cash Requirements
Our primary liquidity requirements arise from: (i) working capital requirements, including procurement of raw materials inventory for use in our factories and employee-related costs, (ii) business acquisitions, (iii) interest and principal payments under our credit facilities, (iv) research and development investments, (v) capital expenditures, and (vi) payment of income taxes. We have no significant long-term purchase commitments related to procuring raw materials inventory. Our ability to fund these material cash requirements will depend, in part, on our future cash flows, which are determined by our future operating performance, and our continued access to the capital markets and are therefore subject to prevailing global macroeconomic conditions and financial, business, and other factors, some of which are beyond our control.
We believe that our cash and cash equivalents, the amounts available under our credit facilities, and our operating cash flow will be sufficient to fund our business and our current obligations for at least the next 12 months and beyond.
Sources and Conditions of Liquidity
Our ongoing sources of liquidity to fund our material cash requirements are primarily derived from: (i) sales to our customers and the related changes in our net operating assets and liabilities and (ii) proceeds from our credit facilities and equity offerings, when applicable. Our credit facilities are comprised of a $150.0 million term loan facility and a $250.0 million revolving credit facility, of which $250.0 million remained available to draw on as of June 28, 2024.

Summary of Cash Flows
We ended the second quarter of 2024 with cash and cash equivalents of $114.3 million, an increase of $34.4 million from the prior year ended December 29, 2023. The increase was primarily due to net proceeds of $136.7 million from our issuance of 3.8 million ordinary shares in March 2024 in connection with an underwritten public offering and net cash provided by operating activities of $22.3 million, partially offset by net payments on credit facilities of $118.8 million and capital expenditures of $7.3 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Six Months Ended
	June 28, 2024	June 30, 2023
	(in thousands)
Cash provided by operating activities	$22,296	$16,070
Cash used in investing activities	(7,337)	(10,834)
Cash provided by (used in) financing activities	19,435	(7,098)
Net increase (decrease) in cash	$34,394	$(1,862)
Our cash provided by operating activities of $22.3 million for the six months ended June 28, 2024 consisted of net non-cash charges of $22.3 million, consisting primarily of depreciation and amortization of $15.7 million and share-based compensation expense of $6.3 million, and a decrease in our net operating assets and liabilities of $14.1 million, partially offset by net loss of $14.1 million.
The decrease in our net operating assets and liabilities of $14.1 million during the six months ended June 28, 2024 was primarily due to a decrease in inventories of $14.4 million, partially offset by a decrease in accrued and other liabilities of $3.5 million.
The increase in cash provided by operating activities from the six months ended June 30, 2023 to the six months ended June 28, 2024 was primarily due to favorable changes in the balances of our working capital accounts of $12.7 million, partially offset by a reduction in net income net of non-cash charges of $6.5 million.
Cash used in investing activities during the six months ended June 28, 2024 and June 30, 2023 consisted of capital expenditures. The reduction in capital expenditures from the six months ended June 30, 2023 to the six months ended June 28, 2024 was due to reduced factory capacity expansion projects.
Cash provided by financing activities during the six months ended June 28, 2024 consisted of net proceeds of $136.7 million from our issuance of 3.8 million ordinary shares in March 2024 in connection with an underwritten public offering and net proceeds from share-based compensation activity of $1.4 million, partially offset by net payment on our credit facilities of $118.8 million. Cash used in financing activities during the six months ended June 30, 2023 consisted of net payments on our credit facilities of $8.8 million, partially offset by net proceeds from share-based compensation activity of $1.7 million.

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

Interest Rate Risk
We had total indebtedness of $131.3 million as of June 28, 2024, exclusive of $1.1 million in debt issuance costs, of which $7.5 million was due within 12 months. We do not enter into investments for trading or speculative purposes and have not used derivative financial instruments to manage our interest rate risk exposure. We have not been, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of June 28, 2024, the interest rate on our outstanding debt is based on BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $0.3 million change to interest expense during the quarter, or $1.3 million on an annualized basis.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of June 28, 2024.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Insider Trading Arrangements
During the second quarter of 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

ICHOR HOLDINGS, LTD.

Date: August 7, 2024	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Greg Swyt
Greg Swyt
Chief Financial Officer (Principal Accounting and Financial Officer)