Form 10-Q
period 2024-09-27
ICHOR HOLDINGS, LTD.
filed 2024-11-05
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of November 1, 2024, the registrant had 33,733,340 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 27, 2024	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$116,447	$79,955
Accounts receivable, net	84,150	66,721
Inventories	239,359	245,885
Prepaid expenses and other current assets	7,105	8,804
Total current assets	447,061	401,365
Property and equipment, net	89,283	92,755
Operating lease right-of-use assets	35,136	36,611
Other noncurrent assets	14,675	11,912
Deferred tax assets, net	3,366	3,148
Intangible assets, net	50,979	57,288
Goodwill	335,402	335,402
Total assets	$975,902	$938,481
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,963	$60,490
Accrued liabilities	17,338	14,871
Other current liabilities	6,899	6,638
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	10,239	9,463
Total current liabilities	122,939	98,962
Long-term debt, less current portion, net	122,782	241,183
Lease liabilities, less current portion	26,090	28,187
Deferred tax liabilities, net	1,169	1,169
Other non-current liabilities	5,647	4,303
Total liabilities	278,627	373,804
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 33,724,917 and 29,435,398 shares outstanding, respectively; 38,162,356 and 33,872,837 shares issued, respectively)	3	3
Additional paid in capital	601,056	451,581
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	187,794	204,671
Total shareholders’ equity	697,275	564,677
Total liabilities and shareholders’ equity	$975,902	$938,481
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	$211,139	$196,761	$615,749	$607,639
Cost of sales	183,348	172,692	539,407	524,588
Gross profit	27,791	24,069	76,342	83,051
Operating expenses:
Research and development	5,872	5,188	17,168	14,689
Selling, general, and administrative	20,227	20,066	59,253	59,733
Amortization of intangible assets	2,077	3,639	6,309	11,565
Total operating expenses	28,176	28,893	82,730	85,987
Operating loss	(385)	(4,824)	(6,388)	(2,936)
Interest expense, net	1,638	5,136	7,592	14,716
Other expense, net	587	29	876	913
Loss before income taxes	(2,610)	(9,989)	(14,856)	(18,565)
Income tax expense	166	436	2,021	12,521
Net loss	$(2,776)	$(10,425)	$(16,877)	$(31,086)
Net loss per share
Basic	$(0.08)	$(0.36)	$(0.52)	$(1.07)
Diluted	$(0.08)	$(0.36)	$(0.52)	$(1.07)
Shares used to compute Net loss per share:
Basic	33,700,246	29,297,347	32,419,762	29,132,879
Diluted	33,700,246	29,297,347	32,419,762	29,132,879
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending September 27, 2024	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 28, 2024	33,629,331	$3	$595,881	4,437,439	$(91,578)	$190,570	$694,876
Ordinary shares issued from exercise of stock options	7,309	—	170	—	—	—	170
Ordinary shares issued from vesting of restricted share units	43,290	—	(953)	—	—	—	(953)
Ordinary shares issued from employee share purchase plan	44,987	—	1,286	—	—	—	1,286
Share-based compensation expense	—	—	4,672	—	—	—	4,672
Net loss	—	—	—	—	—	(2,776)	(2,776)
Balance at September 27, 2024	33,724,917	$3	$601,056	4,437,439	$(91,578)	$187,794	$697,275

For the three months ending September 29, 2023	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2023	29,241,561	$3	$441,883	4,437,439	$(91,578)	$226,995	$577,303
Ordinary shares issued from exercise of stock options	90,247	—	1,602	—	—	—	1,602
Ordinary shares issued from vesting of restricted share units	43,580	—	(553)	—	—	—	(553)
Share-based compensation expense	—	—	4,752	—	—	—	4,752
Net loss	—	—	—	—	—	(10,425)	(10,425)
Balance at September 29, 2023	29,375,388	$3	$447,684	4,437,439	$(91,578)	$216,570	$572,679

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the nine months ending September 27, 2024	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 29, 2023	29,435,398	$3	$451,581	4,437,439	$(91,578)	$204,671	$564,677
Ordinary shares issued, net of transaction costs	3,833,334	—	136,738	—	—	—	136,738
Ordinary shares issued from exercise of stock options	149,640	—	3,670	—	—	—	3,670
Ordinary shares issued from vesting of restricted share units	225,505	—	(4,225)	—	—	—	(4,225)
Ordinary shares issued from employee share purchase plan	81,040	—	2,307	—	—	—	2,307
Share-based compensation expense	—	—	10,985	—	—	—	10,985
Net loss	—	—	—	—	—	(16,877)	(16,877)
Balance at September 27, 2024	33,724,917	$3	$601,056	4,437,439	$(91,578)	$187,794	$697,275

For the nine months ending September 29, 2023	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 30, 2022	28,861,949	$3	$431,415	4,437,439	$(91,578)	$247,656	$587,496
Ordinary shares issued from exercise of stock options	215,009	—	4,452	—	—	—	4,452
Ordinary shares issued from vesting of restricted share units	200,809	—	(2,882)	—	—	—	(2,882)
Ordinary shares issued from employee share purchase plan	97,621	—	2,033	—	—	—	2,033
Share-based compensation expense	—	—	12,666	—	—	—	12,666
Net loss	—	—	—	—	—	(31,086)	(31,086)
Balance at September 29, 2023	29,375,388	$3	$447,684	4,437,439	$(91,578)	$216,570	$572,679

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net loss	$(16,877)	$(31,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,768	26,036
Share-based compensation	10,985	12,666
Deferred income taxes	(218)	9,388
Amortization of debt issuance costs	349	349
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(17,429)	32,971
Inventories	6,526	16,760
Prepaid expenses and other assets	3,060	8,610
Accounts payable	22,746	(34,756)
Accrued liabilities	2,845	(7,106)
Other liabilities	(4,387)	(13,774)
Net cash provided by operating activities	30,368	20,058
Cash flows from investing activities:
Capital expenditures	(13,238)	(13,239)
Net cash used in investing activities	(13,238)	(13,239)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	136,738	—
Issuance of ordinary shares under share-based compensation plans	5,599	6,151
Employees' taxes paid upon vesting of restricted share units	(4,225)	(2,882)
Repayments on revolving credit facility	(115,000)	(15,000)
Repayments on term loan	(3,750)	(5,625)
Net cash provided by (used in) financing activities	19,362	(17,356)
Net increase (decrease) in cash	36,492	(10,537)
Cash at beginning of period	79,955	86,470
Cash at end of period	$116,447	$75,933
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,201	$15,132
Cash paid during the period for taxes, net of refunds	$1,804	$3,852
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$569	$145
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,671	$3,103
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
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 27, 2024 and December 29, 2023 are each 52 weeks. References to 2024 and 2023 relate to the fiscal years then ended, respectively. The three-month periods ended September 27, 2024 and September 29, 2023 are each 13 weeks. References to the third quarter of 2024 and 2023 relate to the three-month periods then ended.
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
Accounting Pronouncements Recently Issued
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the ASU's impact on the required disclosures.

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

Note 2 – Inventories
Inventories consist of the following:

	September 27, 2024	December 29, 2023
Raw materials	$188,553	$190,027
Work in process	44,898	36,849
Finished goods	39,908	47,449
Excess and obsolete adjustment	(34,000)	(28,440)
Total inventories	$239,359	$245,885

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	September 27, 2024	December 29, 2023
Machinery	$118,387	$113,529
Leasehold improvements	47,815	46,129
Computer software, hardware, and equipment	9,054	10,316
Office furniture, fixtures, and equipment	1,327	1,320
Vehicles	395	396
Construction-in-process	8,858	4,216
	185,836	175,906
Less accumulated depreciation	(96,553)	(83,151)
Total property and equipment, net	$89,283	$92,755
Depreciation expense was $5.2 million and $4.9 million for the third quarter of 2024 and 2023, respectively. Depreciation expense was $15.6 million and $13.7 million for the nine months ended September 27, 2024 and September 29, 2023, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To date, these costs have been those incurred to implement a new company-wide enterprise resource planning system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $10.0 million and $8.1 million as of September 27, 2024 and December 29, 2023, respectively, and is included in other noncurrent assets on our consolidated balance sheets. The related amortization expense, which is included in selling, general, and administrative expense on our consolidated statements of operations, was $0.3 million and $0.3 million for the third quarter of 2024 and 2023, respectively, and $0.8 million and $0.8 million for the nine months ended September 27, 2024 and September 29, 2023, respectively.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	September 27, 2024
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$73,142	$(26,784)	$—	$46,358	9.9 years
Developed technology	11,047	(6,426)	—	4,621	10.0 years
Total intangible assets	$84,189	$(33,210)	$—	$50,979

	December 29, 2023
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$105,542	$(53,680)	$—	$51,862	8.7 years
Developed technology	11,047	(5,621)	—	5,426	10.0 years
Total intangible assets	$116,589	$(59,301)	$—	$57,288

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
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Operating lease cost	$2,603	$2,384	$7,587	$7,188
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,404	$6,953
Supplemental balance sheet information related to leases is as follows:

	September 27, 2024	December 29, 2023
Weighted-average remaining lease term of operating leases	4.2 years	4.6 years
Weighted-average discount rate of operating leases	4.1%	3.4%

Future minimum lease payments under non-cancelable leases are as follows as of September 27, 2024:

2024, remaining	$2,537
2025	10,252
2026	9,732
2027	8,883
2028	4,270
Thereafter	3,944
Total future minimum lease payments	39,618
Less imputed interest	(3,289)
Total lease liabilities	$36,329

Note 6 – Income Taxes
Income tax information for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Income tax expense	$166	$436	$2,021	$12,521
Loss before income taxes	$(2,610)	$(9,989)	$(14,856)	$(18,565)
Effective income tax rate	(6.4)%	(4.4)%	(13.6)%	(67.4)%
Our effective tax rate for the three and nine months ended September 27, 2024 differs from the statutory rate primarily due to taxes on foreign income that differs from the U.S. tax rate, including a tax holiday in Singapore from which we will benefit through 2026, and a valuation allowance against U.S. deferred tax assets.
Our effective tax rate for the three and nine months ended September 29, 2023 differs from the statutory rate primarily due to a valuation allowance recorded against our U.S. federal and state deferred tax assets, as well as taxes on foreign income that differ from the U.S. tax rate, including a tax holiday in Singapore from which we will benefit through 2026. We recorded an $11.1 million valuation allowance in the second quarter of 2023 based on an assessment of available positive and negative evidence, including an estimate of being in a three-year cumulative loss position in the U.S. by the end of 2023, projections of future taxable income, and other quantitative and qualitative information. We intend to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance.
The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.4 million as of September 27, 2024, of which $0.5 million relates to estimated interest and penalties. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.
As of September 27, 2024, we were under examination by California tax authorities.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.6 million and $0.7 million for the third quarter of 2024 and 2023, respectively, and $2.0 million and $2.2 million for the nine months ended September 27, 2024 and September 29, 2023, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	September 27, 2024	December 29, 2023
Term loan	$131,250	$135,000
Revolving credit facility	—	115,000
Total principal amount of long-term debt	131,250	250,000
Less unamortized debt issuance costs	(968)	(1,317)
Total long-term debt, net	130,282	248,683
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$122,782	$241,183
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
As of September 27, 2024, interest is charged at either the Base Rate or the Bloomberg Short-Term Bank Yield (“BSBY”) Rate (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) the BSBY Rate plus 1.00%. The BSBY Rate is equal to BSBY for a particular tenor matching the respective interest period. The applicable margin on Base Rate and BSBY Rate loans is 0.375% to 1.375% and 1.375% to 2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month Consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. BSBY Rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. As of September 27, 2024, our credit facilities bore interest under the BSBY rate option at 7.19%.

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
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $4.7 million and $4.8 million for the third quarter of 2024 and 2023, respectively, and $11.0 million and $12.7 million for the nine months ended September 27, 2024 and September 29, 2023, respectively.

Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 29, 2023	582,163	$24.36
Granted	—	$—
Exercised	(149,640)	$24.52
Forfeited or expired	(639)	$21.76
Outstanding, September 27, 2024	431,884	$24.30	1.2 years	$3,285
Exercisable, September 27, 2024	431,884	$24.30	1.2 years	$3,285
Restricted Share Units
The following table summarizes RSU activity:

	Number of RSUs
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 29, 2023	1,088,083	97,299	171,101	$30.37
Granted	410,033	100,941	62,776	$40.12
Vested	(326,285)	(6,609)	(8,617)	$32.15
Forfeited	(75,277)	(13,021)	(23,419)	$30.22
Unvested, September 27, 2024	1,096,554	178,610	201,841	$33.68
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
As of September 27, 2024, approximately 2.1 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator:
Net loss	$(2,776)	$(10,425)	$(16,877)	$(31,086)
Denominator:
Basic weighted average ordinary shares outstanding	33,700,246	29,297,347	32,419,762	29,132,879
Dilutive effect of options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of ESPP	—	—	—	—
Diluted weighted average ordinary shares outstanding	33,700,246	29,297,347	32,419,762	29,132,879
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	1,992,000	2,068,000	2,512,000	2,505,000
Net loss per share:
Basic	$(0.08)	$(0.36)	$(0.52)	$(1.07)
Diluted	$(0.08)	$(0.36)	$(0.52)	$(1.07)
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
Sales by geographic area represents sales to unaffiliated customers based upon the location to which the products were shipped. The following table sets forth sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
United States of America	$64,245	$64,529	$197,898	$215,204
Singapore	87,823	80,223	248,490	232,881
Europe	24,818	28,875	77,474	86,625
Other	34,253	23,134	91,887	72,929
Total net sales	$211,139	$196,761	$615,749	$607,639
Foreign long-lived assets, exclusive of deferred tax assets, were $49.4 million and $48.2 million as of September 27, 2024 and December 29, 2023, respectively.

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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(dollars in thousands, except per share amounts)
Net sales	$211,139	$196,761	$615,749	$607,639
Gross margin	13.2%	12.2%	12.4%	13.7%
Non-GAAP gross margin	13.6%	13.1%	12.9%	14.4%
Operating margin	(0.2)%	(2.5)%	(1.0)%	(0.5)%
Non-GAAP operating margin	3.0%	2.2%	2.2%	3.9%
Net loss	$(2,776)	$(10,425)	$(16,877)	$(31,086)
Non-GAAP net income	$4,020	$2,097	$3,127	$13,932
Diluted EPS	$(0.08)	$(0.36)	$(0.52)	$(1.07)
Non-GAAP diluted EPS	$0.12	$0.07	$0.10	$0.47

Macroeconomic Conditions and Business Update
The semiconductor industry is cyclical in nature. The industry entered a cyclical downturn in the fourth quarter of 2022 for the primary markets we serve, leading to reductions in spending on semiconductor capital equipment, which resulted in weakened customer demand. In particular, industry overcapacity and a number of macroeconomic factors may have contributed to this reduced spending environment, which combined with increased export controls for advanced semiconductor-related goods and services shipped to China and delayed business investment in electronic memory capacity had varying levels of unfavorable consequences to our business. Although the total market for semiconductor capital equipment has experienced year-over-year stability and growth, inventory digestion at our customers and the relative spending levels within our primary served markets, in particular lower spending levels for deposition and etch equipment, has resulted in demand from our customers persisting at lower levels over the past two years relative to the total semiconductor capital equipment market. To help mitigate these impacts and to better align our resources and cost structure with current and expected future levels of business, we initiated labor cost reduction initiatives starting in the fourth quarter of 2022, which continued through the second quarter of 2024. We did not initiate further, or continue, labor cost reduction initiatives in the third quarter of 2024.
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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(in thousands)
Net sales	$211,139	$196,761	$615,749	$607,639
Cost of sales	183,348	172,692	539,407	524,588
Gross profit	27,791	24,069	76,342	83,051
Operating expenses:
Research and development	5,872	5,188	17,168	14,689
Selling, general, and administrative	20,227	20,066	59,253	59,733
Amortization of intangible assets	2,077	3,639	6,309	11,565
Total operating expenses	28,176	28,893	82,730	85,987
Operating loss	(385)	(4,824)	(6,388)	(2,936)
Interest expense, net	1,638	5,136	7,592	14,716
Other expense, net	587	29	876	913
Loss before income taxes	(2,610)	(9,989)	(14,856)	(18,565)
Income tax expense	166	436	2,021	12,521
Net loss	$(2,776)	$(10,425)	$(16,877)	$(31,086)

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Net sales	100.0	100.0	100.0	100.0
Cost of sales	86.8	87.8	87.6	86.3
Gross profit	13.2	12.2	12.4	13.7
Operating expenses:
Research and development	2.8	2.6	2.8	2.4
Selling, general, and administrative	9.6	10.2	9.6	9.8
Amortization of intangible assets	1.0	1.8	1.0	1.9
Total operating expenses	13.3	14.7	13.4	14.2
Operating loss	(0.2)	(2.5)	(1.0)	(0.5)
Interest expense, net	0.8	2.6	1.2	2.4
Other expense, net	0.3	0.0	0.1	0.2
Loss before income taxes	(1.2)	(5.1)	(2.4)	(3.1)
Income tax expense	0.1	0.2	0.3	2.1
Net loss	(1.3)	(5.3)	(2.7)	(5.1)

Comparison of the Three and Nine Months Ended September 27, 2024 and September 29, 2023
Net sales

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2024	September 29, 2023	Amount	%	September 27, 2024	September 29, 2023	Amount	%
	(dollars in thousands)
Net sales	$211,139	$196,761	$14,378	7.3%	$615,749	$607,639	$8,110	1.3%
The increase in net sales from the three and nine months ended September 29, 2023 to the three and nine months ended September 27, 2024 was primarily due to increased customer demand as a result of a stronger semiconductor capital equipment spending environment. Further detail is provided above under the section entitled Macroeconomic Conditions and Business Update.

Gross margin

	Three Months Ended		Change			Nine Months Ended		Change
	September 27, 2024	September 29, 2023	Amount	%		September 27, 2024	September 29, 2023	Amount	%
	(dollars in thousands)
Cost of sales	$183,348	$172,692	$10,656			$539,407	$524,588	$14,819
Gross profit	$27,791	$24,069	$3,722			$76,342	$83,051	$(6,709)
Gross margin	13.2%	12.2%		+100	bps	12.4%	13.7%		-130	bps
The increase in gross margin from the third quarter of 2023 to the third quarter of 2024 was primarily due to lower excess and obsolete inventory expense (+120bps), lower severance costs associated with our global reduction-in-force programs (+40bps), partially offset by unfavorable sales mix and higher fixed factory overhead costs (-20bps).
The decrease in gross margin from the nine months ended September 29, 2023 to the nine months ended September 27, 2024 was primarily due to unfavorable sales mix, increased fixed factory overhead costs (-40bps), and increased excess and obsolete inventory expense (-10bps), partially offset by lower severance costs associated with our global reduction-in-force programs (+20bps).
Research and development

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2024	September 29, 2023	Amount	%	September 27, 2024	September 29, 2023	Amount	%
	(dollars in thousands)
Research and development	$5,872	$5,188	$684	13.2%	$17,168	$14,689	$2,479	16.9%
The increase in research and development expenses from the third quarter of 2023 to the third quarter of 2024 was primarily due to increased material and service costs from our new product development programs of $0.5 million and increased employee-related expenses of $0.2 million, inclusive of share-based compensation expense.
The increase from the nine months ended September 29, 2023 to the nine months ended September 27, 2024 was primarily due to increased material and service costs from our new product development programs of $1.7 million and increased employee-related expenses of $0.8 million, inclusive of share-based compensation expense.
Selling, general, and administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2024	September 29, 2023	Amount	%	September 27, 2024	September 29, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$20,227	$20,066	$161	0.8%	$59,253	$59,733	$(480)	(0.8)%
Overall, our selling, general, and administrative expenses remained approximately unchanged from the third quarter of 2023 to the third quarter of 2024.
The decrease in selling, general, and administrative expense from the nine months ended September 29, 2023 to the nine months ended September 27, 2024 was primarily due to reduced share-based compensation expense of $2.0 million, partially offset by $0.8 million in transaction-related costs from our acquisitions pipeline and $0.5 million in costs from exiting and consolidating one of our U.S.-based manufacturing facilities incurred during the nine months ended September 27, 2024 only.

Amortization of intangible assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2024	September 29, 2023	Amount	%	September 27, 2024	September 29, 2023	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$2,077	$3,639	$(1,562)	(42.9)%	$6,309	$11,565	$(5,256)	(45.4)%
The decrease in amortization expense from the three and nine months ended September 29, 2023 to the three and nine months ended September 27, 2024 was due to certain intangible assets becoming fully amortized in the second half of 2023.
Interest expense, net

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2024	September 29, 2023	Amount	%	September 27, 2024	September 29, 2023	Amount	%
	(dollars in thousands)
Interest expense, net	$1,638	$5,136	$(3,498)	(68.1)%	$7,592	$14,716	$(7,124)	(48.4)%
Weighted average borrowings outstanding	$131,250	$292,630	$(161,380)	(55.1)%	$169,430	$298,553	$(129,123)	(43.2)%
Weighted average borrowing rate	7.23%	7.06%		+17 bps	7.43%	6.60%		+83 bps
The decrease in interest expense, net from the three and nine months ended September 29, 2023 to the three and nine months ended September 27, 2024 was primarily due to decreases in the weighted average amounts borrowed, partially offset by an increase in our weighted average borrowing rate.
Other expense, net

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2024	September 29, 2023	Amount	%	September 27, 2024	September 29, 2023	Amount	%
	(dollars in thousands)
Other expense, net	$587	$29	$558	1924.1%	$876	$913	$(37)	(4.1)%
The change in other expense, net from the three and nine months ended September 29, 2023 to the three and nine months ended September 27, 2024 was primarily due to currency exchange rate fluctuations during the periods related to our local currency payables of our foreign operations.

Income tax expense

	Three Months Ended		Change		Nine Months Ended		Change
	September 27, 2024	September 29, 2023	Amount	%	September 27, 2024	September 29, 2023	Amount	%
	(dollars in thousands)
Income tax expense	$166	$436	$(270)	(61.9)%	$2,021	$12,521	$(10,500)	(83.9)%
Loss before income taxes	$(2,610)	$(9,989)	$7,379	(73.9)%	$(14,856)	$(18,565)	$3,709	(20.0)%
Effective income tax rate	-6.4%	-4.4%		-200 bps	-13.6%	-67.4%		+5,380 bps
The decrease in income tax expense from the third quarter of 2023 to the third quarter of 2024 was primarily due to decreased foreign taxable income.
The decrease in income tax expense from the nine months ended September 29, 2023 to the nine months ended September 27, 2024 was primarily due to recording a valuation allowance against our U.S. federal and state deferred tax assets in the second quarter of 2023, resulting in an $11.1 million charge to income tax expense. Because we have a valuation allowance recorded against our U.S. state and federal deferred income taxes, we did not record tax benefits from our U.S. taxable losses during the nine months ended September 27, 2024.

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

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from GAAP gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(dollars in thousands)
U.S. GAAP gross profit	$27,791	$24,069	$76,342	$83,051
Non-GAAP adjustments:
Share-based compensation	955	840	2,448	2,352
Other (1)	—	774	908	2,061
Non-GAAP gross profit	$28,746	$25,683	$79,698	$87,464
U.S. GAAP gross margin	13.2%	12.2%	12.4%	13.7%
Non-GAAP gross margin	13.6%	13.1%	12.9%	14.4%
(1)Represents severance costs associated with our global reduction-in-force programs.
The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from GAAP operating income (loss), the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(dollars in thousands)
U.S. GAAP operating income (loss)	$(385)	$(4,824)	$(6,388)	$(2,936)
Non-GAAP adjustments:
Amortization of intangible assets	2,077	3,639	6,309	11,565
Share-based compensation	4,672	4,752	10,985	12,666
Transaction-related costs (1)	—	—	785	—
Other (2)	—	793	1,600	2,117
Non-GAAP operating income	$6,364	$4,360	$13,291	$23,412
U.S. GAAP operating margin	(0.2)%	(2.5)%	(1.0)%	(0.5)%
Non-GAAP operating margin	3.0%	2.2%	2.2%	3.9%
(1)Represents transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Represents severance costs associated with our global reduction-in-force programs. Additionally, for the nine months ended September 27, 2024, this amount includes $0.5 million of costs incurred in connection with exiting and consolidating one of our U.S.-based manufacturing facilities.

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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(dollars in thousands, except per share amounts)
U.S. GAAP net loss	$(2,776)	$(10,425)	$(16,877)	$(31,086)
Non-GAAP adjustments:
Amortization of intangible assets	2,077	3,639	6,309	11,565
Share-based compensation	4,672	4,752	10,985	12,666
Transaction-related costs (1)	—	—	785	—
Other (2)	—	793	1,600	2,117
Tax adjustments related to non-GAAP adjustments (3)	47	3,338	325	7,576
Tax expense from valuation allowance (4)	—	—	—	11,094
Non-GAAP net income (loss)	$4,020	$2,097	$3,127	$13,932
U.S. GAAP diluted EPS	$(0.08)	$(0.36)	$(0.52)	$(1.07)
Non-GAAP diluted EPS	$0.12	$0.07	$0.10	$0.47
Shares used to compute non-GAAP diluted EPS	33,986,269	29,733,904	32,851,091	29,507,060
(1)Represents transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Represents severance costs associated with our global reduction-in-force programs. Additionally, for the nine months ended September 27, 2024, this amount includes $0.5 million of costs incurred in connection with exiting and consolidating one of our U.S.-based manufacturing facilities.
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
Sources and Conditions of Liquidity
Our ongoing sources of liquidity to fund our material cash requirements are primarily derived from: (i) sales to our customers and the related changes in our net operating assets and liabilities and (ii) proceeds from our credit facilities and equity offerings, when applicable. Our credit facilities are comprised of a $150.0 million term loan facility and a $250.0 million revolving credit facility, of which $250.0 million remained available to draw on as of September 27, 2024.
Summary of Cash Flows
We ended the third quarter of 2024 with cash and cash equivalents of $116.4 million, an increase of $36.5 million from the prior year ended December 29, 2023. The increase was primarily due to net proceeds of $136.7 million from our issuance of 3.8 million ordinary shares in March 2024 in connection with an underwritten public offering and net cash provided by operating activities of $30.4 million, partially offset by net payments on credit facilities of $118.8 million and capital expenditures of $13.2 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Nine Months Ended
	September 27, 2024	September 29, 2023
	(in thousands)
Cash provided by operating activities	$30,368	$20,058
Cash used in investing activities	(13,238)	(13,239)
Cash provided by (used in) financing activities	19,362	(17,356)
Net increase (decrease) in cash	$36,492	$(10,537)
Our cash provided by operating activities of $30.4 million for the nine months ended September 27, 2024 consisted of net non-cash charges of $33.9 million, consisting primarily of depreciation and amortization of $22.8 million and share-based compensation expense of $11.0 million, and a decrease in our net operating assets and liabilities of $13.4 million, partially offset by net loss of $16.9 million.
The decrease in our net operating assets and liabilities of $13.4 million during the nine months ended September 27, 2024 was primarily due to an increase in accounts payable of $22.7 million and a decrease in inventories of $6.5 million, partially offset by an increase in accounts receivable of $17.4 million.

Compared to the nine months ended September 29, 2023, higher cash provided by operating activities of $10.3 million in the nine months ended September 27, 2024 was primarily due to $10.7 million in favorable changes in the balances of our working capital accounts.
Cash used in investing activities during the nine months ended September 27, 2024 and September 29, 2023 consisted of capital expenditures.
Cash provided by financing activities during the nine months ended September 27, 2024 consisted of net proceeds of $136.7 million from our issuance of 3.8 million ordinary shares in March 2024 in connection with an underwritten public offering and net proceeds from share-based compensation activity of $1.4 million, partially offset by net payment on our credit facilities of $118.8 million. Cash used in financing activities during the nine months ended September 29, 2023 consisted of net payments on our credit facilities of $20.6 million, partially offset by net proceeds from share-based compensation activity of $3.3 million.

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

Interest Rate Risk
We had total indebtedness of $131.3 million as of September 27, 2024, exclusive of $1.0 million in debt issuance costs, of which $7.5 million was due within 12 months. We do not enter into investments for trading or speculative purposes and have not used derivative financial instruments to manage our interest rate risk exposure. We have not been, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of September 27, 2024, the interest rate on our outstanding debt is based on BSBY, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $0.3 million change to interest expense during the quarter, or $1.3 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of September 27, 2024.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements
On September 5, 2024, Thomas Rohrs, Chairman of our Board of Directors, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement provides for the potential sale of an aggregate of up to 78,128 of our ordinary shares issuable upon the exercise of option awards granted to Mr. Rohrs under our 2016 Omnibus Incentive Plan. The trading arrangement will expire on February 14, 2025, and may be terminated earlier in the limited circumstances defined in the trading arrangement.

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

ICHOR HOLDINGS, LTD.

Date: November 5, 2024	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Greg Swyt
Greg Swyt
Chief Financial Officer (Principal Accounting and Financial Officer)