Form 10-K
period 2024-12-27
ICHOR HOLDINGS, LTD.
filed 2025-02-21
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
There were 34,003,244 ordinary shares, $0.0001 par value, outstanding as of February 18, 2025.
The aggregate market value of voting ordinary shares held by non-affiliates of the registrant was $1,280,861,000 based on the closing price of the ordinary shares as reported on The Nasdaq Global Select Market as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter. There are no non-voting ordinary shares held by non-affiliates of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10‑K is incorporated herein by reference to portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 27, 2024.

CAUTIONARY STATEMENT CONCERNING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words “anticipate,” “believe,” “contemplate,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “see,” “seek,” “target,” “would” and similar expressions or variations or negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include statements relating to our future financial condition, industry outlooks and trends, and operating results, plans, objectives and goals, as well as any other statement that does not directly relate to any historical or current fact. These statements are contained in many sections of this Annual Report on Form 10-K, including those entitled Item 1. – Business and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled Item 1A. – Risk Factors and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I
ITEM 1. BUSINESS
Unless expressly indicated or the context requires otherwise, the terms “Ichor,” “Company,” “we,” “us,” “our,” and similar terms in this Annual Report on Form 10-K refer to Ichor Holdings, Ltd. and its consolidated subsidiaries.
We were originally incorporated as Celerity, Inc. (“Celerity”) in 1999. Ichor Holdings, Ltd., an exempt limited company incorporated in the Cayman Islands, was formed in March 2012. We completed the initial public offering of our ordinary shares in December 2016.
We use a 52- or 53-week fiscal year ending on the last Friday in December. The following table details our fiscal periods included elsewhere in this Annual Report on Form 10-K. All references to 2024, 2023, and 2022, including the quarters thereto, relate to our fiscal periods as so detailed.

Fiscal Period	Period Ending	Weeks in Period
Fiscal Year 2024:	December 27, 2024	52
First Quarter	March 29, 2024	13
Second Quarter	June 28, 2024	13
Third Quarter	September 27, 2024	13
Fourth Quarter	December 27, 2024	13

Fiscal Year 2023:	December 29, 2023	52
First Quarter	March 31, 2023	13
Second Quarter	June 30, 2023	13
Third Quarter	September 29, 2023	13
Fourth Quarter	December 29, 2023	13

Fiscal Year 2022:	December 30, 2022	52
First Quarter	April 1, 2022	13
Second Quarter	July 1, 2022	13
Third Quarter	September 30, 2022	13
Fourth Quarter	December 30, 2022	13

Company Overview
We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our primary product offerings include gas and chemical delivery systems and subsystems, collectively known as fluid delivery systems and subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery systems and subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, electron beam (“e‑beam”) and laser-welded components, precision vacuum and hydrogen brazing and surface treatment technologies, and other proprietary products for the commercial space, aerospace, defense, medical device, and general-industrial industries. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most original equipment manufacturers (“OEMs”) outsource all or a portion of the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems allows OEMs to leverage suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. Outsourcing enables OEMs to reduce their costs and development time, providing growth opportunities for specialized subsystems suppliers like us.
Our goal is to be a leading supplier of fluid delivery subsystems and components to OEMs engaged in manufacturing capital equipment to produce semiconductors and to leverage our technology and products to expand the share of our addressable markets. To achieve this goal, we engage with our customers early in their design and development processes and utilize our deep engineering resources and operating expertise, as well as our expanded product portfolio, to jointly create innovative and advanced solutions that are designed to meet the current and future needs of our customers. We believe this approach enables us to design products that meet the precise specifications our customers demand, allows us to be the sole supplier of these subsystems during the initial production ramp, and positions us to be the preferred supplier for the full lifespan of the process tool.
The broad technical expertise of our engineering team, coupled with our early customer engagement approach, enables us to offer innovative and reliable solutions to complex fluid delivery challenges. With over two decades of experience developing complex fluid delivery subsystems and meeting the constantly changing production requirements of leading semiconductor OEMs, we have developed expertise in fluid delivery that we offer to our OEM customers. With an aim to provide superior customer service, we have a global footprint with many facilities strategically located in close proximity to our customers. We have long standing relationships with top tier OEM customers, including Lam Research, Applied Materials, and ASML which were our largest customers by sales in 2024.
We generated revenue of $849.0 million, $811.1 million, and $1,280.1 million in 2024, 2023, and 2022, respectively. We generated net income (loss) of $(20.8) million, $(43.0) million, and $72.8 million, calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) in 2024, 2023, and 2022, respectively, and $5.9 million, $12.3 million, and $104.9 million on a non-GAAP basis in 2024, 2023, and 2022, respectively. See Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Results for a discussion of non-GAAP net income, an accompanying presentation of the most directly comparable financial measure, GAAP net income, and a reconciliation of the differences between non-GAAP net income and GAAP net income.

Our Competitive Strengths
As a leader in the fluid delivery industry, we believe that our key competitive strengths include the following:
Deep Fluids Engineering Expertise
We believe that our engineering team, comprised of chemical, mechanical, electrical, software, and systems engineers, has positioned us to expand the scope of our solutions, provide innovative products and subsystems, and strengthen our incumbent position at our OEM customers. Our engineering team works with our customers’ product development teams, providing our customers with technical expertise in fluid delivery system design.

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
Long History and Strong Relationships with Top Tier Customers
We have established deep relationships with top tier OEMs, including Lam Research, Applied Materials, and ASML. Our customers are global leaders by sales in the semiconductor capital equipment industry. Our existing relationships with our customers have enabled us to effectively compete for new fluid delivery subsystems for our customers’ next generation products in development. We leverage our deep-rooted existing customer relationships with these market leaders to penetrate new business opportunities created through industry consolidation. Our close collaboration with our global customers has contributed to our established market position and several key supplier awards.
Operational Excellence with Scale to Support the Largest Customers
With over 20 years of experience in designing and building fluid delivery systems, we have developed deep capabilities in operations. We have strategically located our manufacturing facilities near our customers’ locations in order to provide fast and efficient responses to new product introductions and accommodate configuration or design changes late in the manufacturing process. We will continue to add capacity as needed to support future growth. In addition to providing high quality and reliable fluid delivery subsystems and components, one of our principal strategies is delivering the lead-times that provide our customers with the required flexibility needed in their production processes. We have accomplished this by investing in manufacturing systems and processes and an efficient supply chain. Our focus on operational efficiency and flexibility allows us to reduce manufacturing cycle times in order to respond quickly to customer requests.
Capital Efficient and Scalable Business Model
Our business requires modest levels of capital investments to support production capacity and new product development. The amount of necessary investment fluctuates over time depending on business outlook, new product strategy, and timing of introductions. In 2024, 2023, and 2022, our total capital expenditures were $17.6 million, $15.5 million, and $29.4 million, respectively, representing 2.1%, 1.9%, and 2.3%, of sales, respectively. The semiconductor capital equipment market has historically been cyclical. We have structured our business to reduce fixed manufacturing overhead and operating expenses to enable us to grow net income at a higher rate than sales during periods of growth.

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

Grow Our Total Available Market and Share of the Market with Expanded Product Offerings
We continue to work with our existing customer base on additional opportunities, including machined products, proprietary components, and chemical delivery systems and components as a few of our important potential growth areas. Our internally developed proprietary components can be integrated into our existing fluid delivery systems as well as our next generation gas panel. We believe that the industries we serve have a growing need for the unique expertise we offer in precision machining, fluid mechanics, controls, and the component needed for next generation processes. For example, as semiconductor devices become more complex, atomic layer deposition (“ALD”), etch, and chemical vapor deposition (“CVD”) require more precise gas control, with faster response times, tighter repeatability, and cleaner, more corrosion-resistant systems. By leveraging our existing customer relationships and strong history of solving these challenges, we believe this will grow market share. We have expanded our served customer base with expanded product offerings through both internal development and opportunistic acquisitions. This has enabled us to manufacture and assemble the complex products and precision machined components for the semiconductor equipment market, including at our existing customer base, as well as for the commercial space, aerospace, defense, medical device, and general-industrial industries.
Expand Our Total Customer Base within Fluid Delivery Market
We have expanded our customer base to include a leading lithography system manufacturer and a leading ALD system manufacturer. We continue to actively engage with new customers that are considering outsourcing their gas and chemical delivery needs and we continue to expand our components business.
Our acquisition of IMG Companies, LLC and its subsidiaries (“IMG”) in November 2021 further expanded our total customer base with new customers in the medical, aerospace, and defense sectors.
Continue to Improve Our Manufacturing Process Efficiency
We continually strive to improve our processes to reduce our manufacturing process cycle time, increase our ability to respond to short lead-time and last-minute configuration changes, reduce our manufacturing costs, and improve our inventory efficiency requirements in order to improve profitability and make our product offerings more attractive to new and existing customers.

Our Products and Services
We are a leader in the design, engineering and manufacturing of critical fluid delivery subsystems and components. Our product and service offerings are classified in the following categories:
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

The image below shows a typical wet-process front end semiconductor tool, with a chemical delivery subsystem and corresponding application process module highlighted:
Weldments and Specialty Joining
Our complete offering of weldments support the delivery of gases through the process tool. We have developed both automated and manual welding processes to support world class workmanship on all types of metals needed to support fluid delivery within the semiconductor market. The welded assemblies are used in both wet and dry processes, as well as non-semiconductor applications including in the aerospace, commercial space, defense, medical device, and general industrial markets. We offer a wide range of specialty joining technologies including orbital, tungsten inert gas, e‑beam, and laser welding, as well as hydrogen and vacuum brazing.
Precision Machining
Precision machining provides us the ability to supply our customers with components used in our gas delivery systems and weldments, while also providing custom machined solutions throughout customers’ equipment. Many of these items are used downstream of the gas system and in process-critical applications. Our precision machined products can be used in both wet and dry applications and include both small- and large‑format machining applications. Machined components are also provided to other critical non‑semiconductor markets, including aerospace and medical device.

Customers, Sales, and Marketing
We primarily market and sell our products directly to equipment OEMs in the semiconductor equipment market. We are dependent upon a small number of customers, as the semiconductor equipment manufacturer market is highly concentrated with five companies accounting for over 70% of all process tool revenues. For 2024, two customers with individual sales over 10%, Lam Research and Applied Materials, accounted for a combined 73% of total sales. We do not have long-term contracts that require customers to place orders with us in fixed or minimum volumes, and we generally operate on a purchase order basis with customers.
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
Manufacturing
We are ISO 9001 certified or compliant at our manufacturing locations, and our manufactured subsystems and modules strive to adhere to strict design tolerances and specifications. We operate clean rooms at our facilities in Singapore, Oregon, Texas, and Korea that meet Class 100 and Class 10,000 standards for customer-specified testing, assembly, and integration of high-purity gas and chemical delivery systems at our locations. We operate additional facilities in Malaysia, Oregon, Texas, and California for weldments and related components used in our gas delivery subsystems, and we operate facilities in Oregon and Malaysia for critical components used in our chemical delivery subsystems. We operate facilities in California, Minnesota, and Mexico for precision machining of components for sale to our customers and internal use, as well as specialty joining and plating technologies. Many of our facilities are located in close proximity to our largest customers to allow us to collaborate with them on a regular basis and to aid us in delivering our products on a just-in-time basis, regardless of order size or the degree of changes in the applicable configuration or specifications.
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

We use supplier-consigned material and just-in-time stocking programs for a portion of our inventories to effectively manage our component inventories and better respond to changing customer requirements. These approaches are designed to reduce our inventory levels and maintain flexibility in responding to changes in product demand. A key part of our strategy is to identify multiple suppliers with a strong global reach that are located within close proximity to our manufacturing locations.

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
We have built a team of fluid delivery experts. Our engineering team consists of engineers and designers with chemical, mechanical, electrical, software, systems, and manufacturing-engineering expertise. Our engineers are closely connected with our customers and typically work at our customers’ sites and operate as an extension of our customers’ design team. We engineer within our customers’ processes, design vaults, drawing standards, and part numbering systems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection, and functionality. The majority of our sales are generated from projects during which our engineers cooperated with our customer early in the design cycle. Through this early collaborative process, we become an integral part of our customers’ design and development processes, and we are able to quickly anticipate and respond to our customers’ changing requirements.
Our engineering team also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas and chemical delivery systems and other critical subsystems. These capabilities also help us anticipate technological changes and the requirements in component features for next-generation gas delivery systems and other critical subsystems.

Competition
The market for our products is very competitive. When we compete for new business, we face competition from other suppliers of gas or chemical delivery subsystems, and in some cases with the internal manufacturing groups of OEMs. While many OEMs have outsourced the design and manufacturing of their gas and chemical delivery systems, we would face additional competition if in the future these OEMs elected to develop and build these systems internally.
The fluid delivery subsystem market is concentrated, and we face competition from Ultra Clean Technology, with additional competition from other suppliers. The chemical delivery subsystem, weldments, and precision machining industries are fragmented, and we face competition from numerous smaller suppliers. In addition, the market for tool refurbishment is fragmented, and we compete with many regional competitors. The primary competitive factors we emphasize include:
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

Intellectual Property
Our success depends, in part, upon our ability to develop, maintain, and protect our technology and products and to conduct our business without infringing the proprietary rights of others. We continue to invest in securing intellectual property protection for our technology and products and protect our technology by, among other things, filing patent applications. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, copyrights and trademarks, to protect our proprietary rights. As of December 27, 2024, we had 81 granted patents and 95 pending patent applications, of which 38 and 27, respectively, were filed in the U.S. The expiration dates of our granted patents range from 2027 to 2042. While we consider our patents to be valuable assets, we do not believe the success of our business or our overall operations are dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our business.
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

Human Capital Resources
As a global industry leader, we recognize that our success is driven by the talent, dedication, and well-being of our employees. We are committed to being responsible corporate citizens, fostering a workplace that is safe, inclusive, and rewarding. Our employees are the foundation of our company, and our core values of innovation, collaboration, honesty, operational excellence, and reliability define our culture, shape our decisions, and guide our actions. We embrace diverse backgrounds and perspectives, fostering an environment that supports continuous personal and professional growth. Below, we outline key initiatives that reflect our dedication to sound human capital management practices.
Workforce
As of December 27, 2024, we employed approximately 1,820 full‑time employees and 560 contingent/temporary workers. Our workforce strategy is designed to balance flexibility with stability, allowing us to adapt to evolving business needs and geographic demand.
Total Rewards
We are committed to attracting, engaging, and retaining top talent by offering competitive and equitable compensation and benefits. Our pay-for-performance philosophy aims to ensure that employees are recognized and rewarded based on their contributions, while also upholding our commitment to pay equity across gender, race, and ethnicity. Our compensation structure includes a mix of fixed and variable pay, tailored to business and functional needs. For key leaders and high-potential employees, we provide equity-based long-term incentives aligned with our strategic objectives. Our benefits portfolio includes locally competitive health and wellness programs, retirement savings plans with company contributions, and a discounted employee stock purchase plan. We also invest in holistic well-being initiatives that support employees’ physical, emotional, and financial health. In 2024, we continued our employee cash spot bonus and continuous improvement programs to recognize and reward outstanding contributions.
Learning and Development
We believe in empowering our employees through continuous learning and career development. Our multi-faceted approach includes tuition reimbursement, digital learning platforms, on-the-job training, and leadership development programs. We invest in preparing the next generation of leaders. Our structured performance management framework, which is comprised of goal-setting, quarterly check-ins, and annual evaluations, ensures ongoing growth and alignment with business objectives. In addition, we support employee resource groups that foster connection, inclusion, and a sense of belonging.

Health and Safety
Providing a safe and engaging work environment is a top priority. Our manufacturing sites implement a “Caught You Safe” program to reinforce a culture of safety. We actively seek employee feedback through annual engagement surveys, skip-level meetings, and open communication forums. Our professional human resources team ensures employees have access to guidance and support, including a confidential whistleblower hotline for reporting concerns. In alignment with global regulatory standards, we implement best practices to safeguard the health and well-being of our workforce and communities.
Through these initiatives, we remain committed to fostering a high-performing, inclusive, and resilient workforce that drives our company’s long-term success.

Environmental, Health, and Safety Regulations
Our operations and facilities are subject to a variety of federal, state, and local regulatory requirements and laws, as well as foreign laws and regulations. These laws and regulations include regulations related to employment, tax, product, anti-bribery, environmental, waste management, and health and safety matters, including those relating to the release, use, storage, treatment, transportation, discharge, disposal, and remediation of contaminants, hazardous substances, and wastes, as well as practices and procedures applicable to the construction and operation of our facilities.
We believe that our business is operated in substantial compliance with applicable laws and regulations. In 2024, compliance with the governmental regulations applicable to us, including environmental regulations, did not have a material effect on our capital expenditures, earnings, or competitive position.
However, in the future we could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third-party property damage, or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are not aware of any threatened or pending environmental investigations, lawsuits, or claims involving us, our operations, or our current or former facilities, nor do we expect to incur material capital expenditures related to compliance with regulations during 2025.

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
The contents of these websites, or the information connected to those websites, are not incorporated into this Annual Report on Form 10-K. References to websites in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website.

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
•Our shareholders may face difficulties in protecting their interests under the laws of the Cayman Islands compared to the laws of the U.S.
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
Our business, financial condition and results of operations depend significantly on expenditures by manufacturers in the semiconductor capital equipment industry. In turn, the semiconductor capital equipment industry depends upon the current and anticipated market demand for semiconductor devices. The semiconductor device industry is subject to cyclical and volatile fluctuations in supply and demand and in the past has experienced significant downturns, including in the fourth quarter of 2022, which often occur in connection with declines in general economic conditions, and which have resulted in significant volatility in the semiconductor capital equipment industry and resulted in weakened customer demand. The semiconductor device industry has also experienced recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. Even as the industry recovers from periods of downturns, inventory digestion at our customers and the relative spending levels within our primary served markets, in particular lower spending levels for deposition and etch equipment, may result in decreased demand from our customers, such as in 2023 and early 2024. We anticipate that we will continue to experience significant fluctuations in customer orders for our products and services as a result of such fluctuations and cycles, which may have a material adverse effect on our business, financial condition and results of operations.
In addition, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees, particularly during periods of decreasing demand for our products. We may be forced to reduce our prices during periods of decreasing demand. During the fourth quarter of 2022, we initiated labor cost reduction initiatives to better align our resources with the decreased demand environment, which continued through the second quarter of 2024. While we operate under a low fixed cost model, we may not be able to proportionally reduce all of our costs if we are required to reduce our prices. The cyclical and volatile nature of the semiconductor device industry and the absence of long-term fixed or minimum volume contracts make any effort to project a material reduction in future sales volume difficult. If we overbuild inventory in a period of decreased demand, or we expand our operations and workforce too rapidly, or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, our operating results may be adversely affected as a result of underutilization of capacity, charges related to excess or obsolete inventory, asset impairment or inventory write-downs, increased operating expenses or reduced margins. For example, in the fourth quarter of 2024, gross margin was impacted by costs related to our efforts to ramp headcount and other resources to address expected incremental demand in early 2025, which were unable to be fully absorbed during the quarter. Further, any future capacity expansion by us or our competitors could also lead to overcapacity and oversaturation in our target markets, which could lead to price erosion that could adversely impact our operating results.

We rely on a very small number of OEM customers for a significant portion of our sales. Any adverse change in our relationships with these customers could materially adversely affect our business, financial condition and results of operations.
The semiconductor capital equipment industry is highly concentrated and has experienced significant consolidation in recent years. As a result, a relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue for the foreseeable future. For 2024, two customers with individual sales over 10%, Lam Research and Applied Materials, accounted for a combined 73% of total sales, and we expect that our sales will continue to be concentrated among a very small number of customers. We do not have any long-term contracts that require customers to place orders with us in fixed or minimum volumes. Accordingly, the success of our business depends on the success of our customers and those customers and other OEMs continuing to outsource the manufacturing of critical subsystems and process solutions to us. Because of the small number of OEMs in the markets we serve, a number of which are already our customers, it is difficult to replace lost sales resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to a reduction in the amount of outsourcing they do, their giving orders to our competitors, an adverse change to their business or financial condition, their acquisition by an OEM who is not a customer or with whom we do less business, or otherwise. We have in the past lost business from customers for a number of these reasons. If we are unable to replace sales from customers who reduce the volume of products and services they purchase from us or terminate their relationship with us entirely, such events could have a material adverse impact on our business, financial condition and results of operations.
Our ability to lessen the adverse effect of any loss of, or reduction in sales to, an existing customer through the rapid addition of one or more new customers is limited because onboarding a new customer is a time-consuming process as our customers generally require that they qualify our engineering, documentation, manufacturing and quality control procedures. Consequently, the risk that our business, financial condition and results of operations would be materially adversely affected by the loss of, or any reduction in orders by, any of our significant customers is increased. Moreover, if we lost our existing status as a qualified supplier to any of our customers, such customer could cancel its orders from us or otherwise terminate its relationship with us, which could have a material adverse effect on our business, financial condition and results of operations.
Additionally, if one or more of the largest OEMs were to decide to single- or sole-source all or a significant portion of manufacturing and assembly work to a single equipment manufacturer, such a development would heighten the risks discussed above.
Our customers exert a significant amount of negotiating leverage over us, which requires us to accept lower prices and gross margins or take on increased liability risk in order to retain or expand our market share with them.
By virtue of our largest customers’ size and the significant portion of our sales that is derived from them, as well as the competitive landscape, our customers exert significant influence and pricing pressure in the negotiation of our commercial arrangements and the conduct of our business with them. Our customers often require price reductions and quality or delivery commitments as conditions to their purchasing from us, which have, among other things, resulted in reduced gross margins in order for us to maintain or expand our market share. Our customers’ negotiating leverage also can result in customer arrangements that contain significant liability risk to us. For example, some of our customers require that we provide them indemnification against certain liabilities in our arrangements with them, including claims of losses by their customers caused by our products. Pursuant to certain of these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party for third party claims in connection with our breach of the agreement, our negligence or willful misconduct in connection with the agreement, or any trade secret, copyright, patent or other intellectual property infringement claim with respect to our products. Any increase in our customers’ negotiating leverage may expose us to increased liability risk in our arrangements with them, which, if realized, may have a material adverse effect on our business, financial condition and results of operations. In addition, new products often carry lower gross margins than existing products for several quarters following their introduction. If we are unable to retain and expand our business with our customers on favorable terms, or if we are unable to achieve gross margins on new products that are similar to or more favorable than the gross margins we have historically achieved, our business, financial condition and results of operations may be materially adversely affected.

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
Additionally, from time to time, governments around the world may provide incentives or make other investments that could benefit and give competitive advantages to our competitors. For example, in August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 to provide financial incentives to the U.S. semiconductor industry. Government incentives, including any that may be offered in connection with the CHIPS Act, may not be available to us on acceptable terms or at all and to the extent that the current administration modifies or repeals the CHIPS Act the availability of any such incentives may be even less certain. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our business.
We are exposed to risks associated with weakness in the global economy and geopolitical instability.
Continuing uncertainty regarding the global economy and geopolitical instability continues to pose challenges to our business. Geopolitical instability, including the conflict between Russia and Ukraine, the conflict in the Middle East, actual and potential shifts in U.S. (including as a result of the 2024 U.S. presidential and congressional elections) and foreign trade, economic and other policies, and rising trade tensions between the U.S. and China, as well as other global events, have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by high inflation, supply chain challenges, shortages of skilled labor and higher labor costs, high interest rates, foreign currency exchange volatility, volatility in the global capital markets, and uncertainty in debt markets, which exacerbates negative trends in business and consumer spending and causes certain of our customers to push out, cancel or refrain from placing orders for products or services, which may reduce sales, reduce our backlog, increase our inventory and materially adversely affect our business, financial condition and results of operations. While inflation has slowed from its peak in 2022 and the U.S. Federal Reserve decreased the federal funds rate in 2024, the rate continues to be elevated and there can be no assurances that the rate will continue to decrease or that it will not be increased in 2025 or beyond. Further, difficulties in obtaining capital, uncertain market conditions or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding or capital expenditures and, in turn, lower orders from our customers or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect our key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to procure products from higher-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. Any of these conditions or events could have a material adverse effect on our business, financial condition and results of operations.

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
We believe that our future success will depend upon our ability to design, engineer and manufacture products that meet the changing needs of our current and potential customers, including potentially through the incorporation or use of software or artificial intelligence technology, which as a novel business model could expose us to new risks. This requires that we successfully anticipate and respond to technological changes in design, engineering and manufacturing processes in a cost-effective and timely manner. If we are unable to integrate new technical specifications into competitive product designs, develop the technical capabilities necessary to manufacture new products or make necessary modifications or enhancements to existing products, our business, financial condition and results of operations could be materially adversely affected.
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
While we continue to invest in research and development initiatives for new products, the introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by OEMs. Further, we cannot ensure that we will be able to successfully introduce, market and cost-effectively manufacture new products, or that we will be able to develop new or enhanced products and processes that satisfy customer needs. In addition, new capital equipment typically has a lifespan of five to ten years, and OEMs frequently specify which systems, subsystems, components and instruments are to be used in their equipment. Once a specific system, subsystem, component or instrument is incorporated into a piece of capital equipment, it will often continue to be purchased for that piece of equipment on an exclusive basis for 18 to 24 months before the OEM generates enough sales volume to consider adding alternative suppliers. Accordingly, it is important that our products are designed into the new systems introduced by the OEMs. If any of the new products we develop are not launched or successful in the market, our business, financial condition and results of operations could be materially adversely affected.

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
The vast majority of our sales are denominated in U.S. dollars. Many of the costs and expenses associated with our Singapore, Malaysian, Korean, U.K., Mexico and European Union operations are paid in Singapore dollars, Malaysian ringgit, Korean won, British pounds, Mexican pesos or euros, respectively, and we expect our exposure to these currencies to increase as we increase our operations in those jurisdictions. As a result, our risk exposure from transactions denominated in non-U.S. currencies is primarily related to the Singapore dollar, Malaysian ringgit, Korean won, British pound, Mexican peso and euro. In addition, because the majority of our sales are denominated in the U.S. dollar, if one or more of our competitors sells to our customers in a different currency than the U.S. dollar, we are subject to the risk that the competitors’ products will be relatively less expensive than our products due to exchange rate effects. We have not historically established transaction-based hedging programs. Foreign currency exchange risks inherent in doing business in foreign countries could have a material adverse effect on our business, financial condition and results of operations.

Business and Operational Risks
The manufacturing of our products is highly complex, and if we are not able to manage our manufacturing and procurement process effectively, our business, financial condition and results of operations may be materially adversely affected.
The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. We may also be subject to liability under our agreements with our customers if we or our suppliers fail to re-configure manufacturing processes or components in response to these modifications. In addition, the acquisition of inventory in excess of demand, or that does not meet customer specifications, causes us to incur excess or obsolete inventory charges. We have from time to time experienced bottlenecks and production difficulties that have caused delivery delays and quality control problems. These risks are even greater as we seek to expand our business into new subsystems. In addition, certain of our suppliers have been, and may in the future be, forced out of business as a result of the economic environment. In such cases, we may be required to procure products from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. This could materially limit our growth, adversely impact our ability to win future business and have a material adverse effect on our business, financial condition and results of operations.

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
In connection with our products and services, we provide various product warranties, performance guarantees and indemnification rights. Warranty or other performance guarantee or indemnification claims against us could cause us to incur significant expense to repair or replace defective products or indemnify the affected customer for losses. In addition, quality issues have various other ramifications, including delays in the recognition of sales, loss of sales, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our reputation, all of which could materially adversely affect our business, financial condition and results of operations.
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
We may experience supply chain disruptions, significant interruptions of our manufacturing operations, delays in our ability to deliver or install products or services, increased costs, customer order cancellations or reduced demand for our products as a result of:
•global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs (including uncertainty around increased, new, or retaliatory tariffs and trade restrictions resulting from the current presidential administration), international trade disputes and new and unchanging regulations for exports of certain technologies to China, where a portion of our supply chain is located, and any retaliatory measures, that adversely impact us or our suppliers;
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
Our sales are difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short timeframe within which we are often required to manufacture and deliver products to our customers. Most of our sales for a particular quarter depend on customer orders placed during that quarter or shortly before it commences. Our contracts generally do not require our customers to commit to minimum purchase volumes. While most of our customers provide periodic rolling forecasts for product orders, those forecasts do not become binding until a formal purchase order is submitted, which generally occurs only a short time prior to shipment. As a result of the foregoing and the cyclicality and volatility of the industries we serve, it is difficult to predict future orders with precision and we may incur unexpected or additional costs to align our business operations with changes in demand. Occasionally, we order component inventory and build products in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes, change product specifications or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts may occur from time to time without penalty to, or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations, and result in unanticipated reductions or delays in sales. If we do not obtain orders as we anticipate, we could have excess components for a specific product or finished goods inventory that we would not be able to sell to another customer, likely resulting in inventory write-offs or selling inventory at lower margins, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may be the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. In addition, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and to implement increasingly sophisticated cyber-attacks. To date, cyber-attacks have not had a material impact on our financial condition, results or business; however, our efforts to maintain the security and integrity of our information technology systems may not be effective and security breaches or disruptions could result in material financial or other losses in the future, especially if we are not able to predict the probability and the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, the outsourcing of some of our business operations to foreign jurisdictions, the ongoing shortage of qualified cyber-security professionals, and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber-attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber-security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise materially adversely affect our business, financial condition or results of operations. While we have purchased cyber-security insurance, there can be no assurance that the coverage will be sufficient to cover all financial losses. Moreover, as cyber-security events increase in frequency and magnitude, we may be unable to obtain cyber-security insurance in amounts and on terms we view as appropriate for our operations.

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
Our business will suffer if we are unable to attract, employ and retain highly skilled personnel as our future success depends in part on the continued service of our key executive officers, as well as our research, engineering, sales and manufacturing personnel, most of whom are not subject to employment or non-competition agreements. Competition for qualified personnel in the technology industry is particularly intense, and we operate in geographic locations in which labor markets are competitive. Our management team has significant industry experience, substantial institutional knowledge of our business and operations and deep customer relationships, and therefore would be difficult to replace. In addition, our business is dependent to a significant degree on the expertise and relationships which only a limited number of engineers possess. Many of these engineers often work at our customers’ sites and serve as an extension of our customers’ product design teams. The loss of any of our key executive officers or key engineers and other personnel, including our engineers working at our customers’ sites, or the failure to attract additional personnel as needed, could have a material adverse effect on our business, financial condition and results of operations and could lead to higher labor costs, the use of less-qualified personnel and the loss of customers. We initiated labor cost reduction initiatives in the fourth quarter of 2022, continuing through the second quarter of 2024, which may adversely affect us as a result of decreased employee morale, the loss of institutional knowledge held by departing employees and the allocation of resources to reorganize and reassign job roles and responsibilities. Furthermore, we do not maintain key person life insurance with respect to any of our employees. In addition, if any of our key executive officers or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel.
As of December 27, 2024, we had approximately 1,820 full time employees and 560 contract or temporary workers worldwide. None of our employees are unionized, but in various countries, local law requires our participation in works councils. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in manufacturing, and we cannot ensure that alternate qualified personnel would be available on a timely basis, or at all. As a result, labor disruptions at any of our facilities could materially adversely affect our business, financial condition and results of operations.
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
We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of customer, employee, and business partner personally identifiable information, including the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and similar effective or proposed state legislation in the U.S. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. Foreign data protection, privacy, and other laws and regulations, including GDPR, can be more restrictive than those in the U.S. These U.S. federal and state and foreign laws and regulations, including GDPR, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices.
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
We have received claims, and may in the future, that our products, processes or technologies infringe the patents or other proprietary rights of third parties. Any litigation regarding our patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business, financial condition and results of operations. The complexity of the technology involved in our products, the uncertainty of intellectual property litigation, and the uncertainty of the intellectual property rights of others that may be applicable to our products increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements which we may not be able to obtain on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful. We rely on design specifications and other intellectual property of our customers in the manufacture of products for such customers. While our customer agreements generally provide for indemnification of us by a customer if we are subjected to litigation for third-party claims of infringement of such customer’s intellectual property, such indemnification provisions may not be sufficient to fully protect us from such claims, or our customers may breach such indemnification obligations to us, which could result in costly litigation to defend against such claims or enforce our contractual rights to such indemnification.

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
Foreign economic downturns have adversely affected our business and results of operations in the past and could adversely affect our business and results of operations in the future. In addition, other factors relating to the operation of our business outside of the U.S. may have a material adverse effect on our business, financial condition and results of operations in the future, including:
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
•geopolitical instability;
•change in currency controls; and
•trade restrictions and changes in taxes and tariffs.
In the future, we may seek to expand our presence in certain foreign markets or enter emerging markets. Evaluating or entering an emerging market may require considerable management time, as well as start-up expenses for market development before any significant sales and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local political, economic and market conditions. As we continue to operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and the other risks noted above. The impact of any one or more of these factors could materially adversely affect our business, financial condition and results of operations.

Changes in U.S. or international trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.
Our international operations and transactions depend upon favorable trade relations between the U.S. and the foreign countries in which our customers and suppliers have operations. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. Legislators in the U.S. may institute or propose changes to trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes, and we may face competition from companies that exist in a more favorable legal or regulatory environment than we do who are able to sell products for certain applications to certain customers that we are prohibited from selling to under applicable export controls.
As a result of recent trade policy changes in the U.S., there may be greater restrictions and economic disincentives on international trade and a resulting impact on our operations, sales and financial condition. For example, the Bureau of Industry and Security (“BIS") has issued multiple rules in the last several years (the "BIS Rules"), most recently on December 2, 2024, that restrict the export of advanced computing and semiconductor manufacturing items when provided for use in certain semiconductor manufacturing activities in China, which have impacted and may continue to impact our sales and operations. We have had some delays in export activity as we analyze available emergency authorizations and assess the new licensing requirements for our business. While we have applied and received licenses from the BIS for our products, we recognize that the BIS could revise or expand the BIS Rules in response to public comments and the BIS may issue guidance clarifying the scope of the BIS Rules. Such revisions, expansions or guidance could change the impact of the BIS Rules on our business and require us to apply for additional licenses. If the BIS denies our license applications or there are delays in issuing licenses, we may have to cease or delay exports, which would cause a reduction in revenue. Furthermore, to the extent any of our customers or counterparties are designated on the Entity List or Unverified List maintained by the BIS, to which BIS may continue to add customers, we could suffer additional disruptions to sales and operations.
More broadly, if customers do not view us as a reliable supplier because we cannot obtain the necessary licenses, we may lose business opportunities to competitors. In particular, competitors outside the U.S. whose products are not subject to the BIS Rules may replace us if we cannot obtain licenses in a timely manner. In the longer term, if our supply is less reliable due to the BIS Rules, Chinese entities that currently purchase our products may begin to develop their own products instead. China's investments in technology development and manufacturing capability in support of its stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies has likely already resulted, and we expect will continue to result, in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products. To the extent that the BIS or other relevant regulators impose additional export restrictions that apply to our business, it will have an adverse impact on our revenues and operations as well.
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
Tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. For example, further U.S. government escalation of restrictions related to China and increased restrictions on Chinese exports, such as those tariffs contemplated by the current U.S. administration on goods originating from China, may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability or cash flows, or cause an increase in our liabilities.

We are subject to numerous environmental laws and regulations, including laws and regulations addressing climate change, which could require us to incur environmental liabilities, increase our manufacturing and related compliance costs or otherwise adversely affect our business.
We are subject to a variety of federal, state, local and foreign laws and regulations governing the protection of the environment or addressing climate change. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials (such as regulations imposed on the use or sale of PFAS or PFAS-containing products) used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously owned or operated by us, at other locations during the transport of materials or at properties to which we send substances for treatment or disposal. In addition, we may not be aware of all environmental laws or regulations that could subject us to liability in the U.S. or internationally. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. We could also be required to alter or discontinue our product design, manufacturing and operations in certain jurisdictions and incur substantial expense in order to comply. In addition, our operations may be interrupted or restricted by the phase-out or ban of certain substances, materials or processes, which may impact the sourcing, supply and pricing of materials used in manufacturing our products.
Concern over climate change may continue to result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change. Increased costs of energy or compliance with emissions standards due to legal or regulatory requirements related to climate change may cause disruptions in or increased costs associated with manufacturing our products.
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
As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of controls over financial reporting. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. In 2021, we identified material weaknesses related to ineffective information technology general controls in the areas of user access and program change management over certain information technology systems that support our financial reporting processes. Such weaknesses have since been remediated. However, we cannot assure that the measures we have taken will be sufficient to avoid additional material weaknesses in future periods and that we will not identify other material weaknesses in the future. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, perceptions of our creditworthiness, our ability to complete acquisitions, our ability to maintain compliance with covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports, or investor confidence in our financial reporting, any of which may divert management resources or cause our stock price to decline.
Changes in tax laws, tax rates or tax assets and liabilities could materially adversely affect our financial condition and results of operations.
As a global company, we are subject to taxation in the U.S. and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in applicable tax laws, the amount and composition of pre-tax income in countries with differing tax rates or valuation of our deferred tax assets and liabilities. We have significant operations in the U.S. and our holding company structure includes entities organized in the Cayman Islands, Netherlands, Singapore and Scotland. As a result, changes in applicable tax laws in these jurisdictions could have a material adverse effect on our financial condition and results of operations.

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
The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which, among other provisions, creates a new corporate alternative minimum tax ("CAMT") of at least 15% for certain large corporations that have at least an average of $1 billion in adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on new corporate stock repurchases beginning in 2023. We do not expect to meet the CAMT threshold in the near term nor expect the IRA to have a material impact on our financial statements. On January 21, 2025, U.S. President Trump signed an executive order to immediately pause the disbursement of funds appropriated under the IRA. The pause applies to specific programs or activities related to climate change mitigation. While this executive order is not expected to materially adversely affect our operations, there can be no assurance that our customers, counterparties and suppliers will not be negatively impacted. In addition, it is possible that the U.S. Congress could advance other tax legislation proposals in the future that could have a material impact on our financial statements.
In October 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework, commonly referred to as “Pillar Two,” which includes the introduction of a 15% global minimum tax. Certain jurisdictions in which we operate have adopted rules locally consistent with the Pillar Two framework, including Singapore, a jurisdiction in which we earn significant profit and were granted a tax holiday expiring in 2026. Additionally, prior decisions by tax authorities regarding corporate tax treatments and positions could change, resulting in a change in tax policies or prior tax rulings. While we are still evaluating the impact of Pillar Two, these rules and/or changes to prior tax treatments and positions may materially and adversely impact our provision for income taxes, net income, and cash flows.

Liquidity and Capital Resources Risks
We have a substantial amount of indebtedness, which could adversely affect us, including by decreasing our business flexibility. The agreement that governs our indebtedness contains covenants that could impact our ability to perform certain transactions without obtaining pre-approval from our lenders.
As of December 27, 2024, we had total principal outstanding of $129.4 million under our term loan facility and no outstanding balance under our revolving credit facility (collectively “credit facilities”). We may incur additional indebtedness in the future. Our credit facilities contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:
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
•increased fixed overhead;
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
Our amended and restated memorandum and articles of association contains anti-takeover provisions that could adversely affect the rights of our shareholders.
Our amended and restated memorandum and articles of association contains provisions to limit the ability of others to acquire control of the Company or cause us to engage in change-of-control transactions, including, among other things:
•provisions that authorize our Board of Directors, without action by our shareholders, to issue additional ordinary shares and preferred shares with preferential rights determined by our Board of Directors;
•provisions that permit only a majority of our Board of Directors or the chairman of our Board of Directors to call shareholder meetings and therefore do not permit shareholders to call shareholder meetings; and
•provisions that impose advance notice requirements, grant the Board of Directors the right to decline to register any transfer of shares, and ownership thresholds, and other requirements and limitations on the ability of shareholders to propose matters for consideration at shareholder meetings.
These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of the Company in a tender offer or similar transaction.
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

Our shareholders may face difficulties in protecting their interests as a shareholder, as Cayman Islands law provides substantially less protection when compared to the laws of the U.S.
Our corporate affairs are governed by our amended and restated memorandum and articles of association and by the Companies Law (2013 Revision) and common law of the Cayman Islands. The rights of shareholders to take legal action against our directors and us, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in the U.S. In particular, the Cayman Islands have a less exhaustive body of securities laws as compared to the U.S. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action before the U.S. federal courts.
Furthermore, since we are a Cayman Islands company with a portion our assets located outside of the U.S., it may be difficult or impossible for shareholders to bring an action against us in the U.S. in the event that shareholders believe that their rights have been infringed under U.S. federal securities laws or otherwise. Even if shareholders are successful in bringing an action of this kind, the laws of the Cayman Islands may render shareholders unable to enforce a judgment against our assets. There is no statutory recognition in the Cayman Islands of judgments obtained in the U.S..
As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against us or our officers, directors or major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the U.S..
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy
Our cybersecurity program is designed from a risk- and compliance-based approach to achieve system-wide resilience and protection across our operations. We regularly assess risks from cybersecurity threats and monitor our information systems for potential vulnerabilities. We model our cybersecurity program after the National Institute of Standards and Technology Cybersecurity Framework to deliver clear and proactive processes, multi-layered defenses, and relevant technologies that are designed to control, audit, monitor, and protect access to sensitive information. Our cybersecurity program includes physical, administrative, and technical safeguards, and we maintain plans and procedures the objective of which is to help us prevent, detect and timely and effectively respond to, and as necessary, recover from, cybersecurity incidents. Through our cybersecurity risk management program, we have established operational processes to address issues including monitoring and patching of vulnerabilities, regularly updating our information systems, and evaluating new countermeasures made to defend against an evolving landscape of threats. This process is overseen by the Audit Committee of our Board of Directors.
In addition, we periodically engage third-party consultants and providers to assist us in assessing, testing, enhancing and monitoring our cybersecurity risk management programs and responding to any incidents. These third parties work in conjunction with our information security team in an effort to continuously improve our cyber risk posture. Examples of third-party actions include the engagement of a security operations center for real-time monitoring and response to incidents, independent audits, risk assessments and security certifications. We have established processes to help identify and manage cybersecurity risks associated with the use of these third-party consultants and providers, which include the completion of due diligence before engaging with a third-party and assessments and reviews throughout the relationship.
We believe cybersecurity awareness is important in helping prevent cyber threats. To that end, we provide monthly cybersecurity awareness training and regular phishing awareness exercises to our tech-enabled employees. We monitor and assess the success rate of employees reporting phishing scams, and the results inform the development of our security trainings, systems and programs. Additionally, role-based security training is provided to employees in certain higher-risk positions (including those who handle sensitive information, technology or funds), which is tailored to the heightened cybersecurity risks they face.
We have experienced, and may in the future experience, whether directly or through our third-party service providers or other channels, cybersecurity incidents. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business, operations and reputation. Although our processes are designed to help prevent, detect, respond to and mitigate the impact of such incidents, there is no guarantee that they will be sufficient to prevent or mitigate the risk of a cyberattack or the potentially serious reputational, operational, legal or financial impacts that may result. Refer to “Item 1A. – Risk Factors” in this Annual Report on Form 10-K, including, “We may be subject to interruptions or failures in our information technology systems,” for additional discussion on our cybersecurity related risks.

Cybersecurity Governance
Cybersecurity is an important part of our risk management and strategy activities and an area of focus for our Board of Directors and management. Our Board of Directors has delegated to the Audit Committee oversight of our cybersecurity and information security policies and our internal controls regarding cybersecurity and information security. Our Audit Committee receives regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures to cybersecurity incidents.
Our cybersecurity risk management and strategy activities are overseen by executive management, made up of the IT Steering Committee and Chief Information Officer. Our Chief Information Officer has over 25 years of experience in information technology and security as well as extensive experience working in and leading our information systems and technology function. The IT Steering Committee and Chief Information Officer receive regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation through the management of, and participation in, the cybersecurity risk management and strategy activities described above, and report to the Audit Committee quarterly on any appropriate items.

ITEM 2. PROPERTIES
Our principal executive offices are located at 3185 Laurelview Ct., Fremont, California 94538. As of December 27, 2024, our principal manufacturing and administrative facilities, including our executive offices, are comprised of approximately 1,110,400 square feet. All of our facilities are leased, which allows for flexibility as business conditions and geographic demand change. The table below sets forth the approximate square footage of each of our facilities.

Location	Approximate Square Footage
Malaysia	271,500
California	271,400
Oregon	157,100
Minnesota	133,300
Singapore	97,700
Mexico	62,900
Texas	47,800
Scotland	37,700
Korea	18,500
Nevada	12,500
We do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy or replacing them with equivalent facilities. We believe that our existing facilities and equipment are well maintained, in good operating condition, and are adequate to meet our currently anticipated requirements.
ITEM 3. LEGAL PROCEEDINGS
We may be subject to various legal claims and proceedings involving claims incidental to our business, including employment-related claims. We are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Record
Our ordinary shares are listed for trading on The NASDAQ Global Select Market under the symbol “ICHR.”
As of February 18, 2025, all of our issued ordinary shares were held in “nominee” or “street” name or in our treasury account.

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

Stock Performance Graph
The information included under the heading Item 5. – Stock Performance Graph is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.
The Stock Price Performance Graph set forth below plots the cumulative total shareholder return on a quarterly basis of our ordinary shares from December 27, 2019 through December 27, 2024, with the cumulative total return of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index over the same period. The comparison assumes $100 was invested on December 27, 2019 in the ordinary shares of Ichor Holdings, Ltd., in the Nasdaq Composite Index, and in the PHLX Semiconductor Sector Index and assumes reinvestment of dividends, if any.

300
275
250
225
200
175
150
125
100
75
50
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Ichor Holdings,Ltd.
PHLX Semiconductor Sector Index
NASDAQ Composite

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Recent Sales of Unregistered Securities
None.

Issuer Purchase of Equity Securities
None.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled Item 1A. – Risk Factors. For a comparison of our financial condition, results of operations, and cash flows for 2023 to 2022, refer to Part II, Item 7. in our 2023 Annual Report on Form 10‑K, which was filed with the SEC on February 23, 2024.

Overview
We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Our primary product offerings include gas and chemical delivery systems and subsystems, collectively known as fluid delivery systems and subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor, and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery systems and subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, electron beam (“e‑beam”) and laser-welded components, precision vacuum and hydrogen brazing and surface treatment technologies, and other proprietary products for the commercial space, aerospace, defense, medical device, and general-industrial industries. This vertically integrated portion of our business is primarily focused on metal and plastic parts that are used in gas and chemical systems, respectively.
Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most original equipment manufacturers (“OEMs”) outsource all or a portion of the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems allows OEMs to leverage suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. Outsourcing enables OEMs to reduce their costs and development time, as well as provide growth opportunities for specialized subsystems suppliers like us.
We have a global footprint with production facilities in California, Minnesota, Oregon, Texas, Singapore, Malaysia, the United Kingdom, Korea, and Mexico.

The following table summarizes key financial information for the periods indicated. Amounts are presented in accordance with GAAP unless explicitly identified as being a non-GAAP metric. For a description of our non-GAAP metrics and reconciliations to the most comparable GAAP metrics, please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Results within this Annual Report on Form 10-K.

	Year Ended
	December 27, 2024	December 29, 2023
	(dollars in thousands, except per share amounts)
Net sales	$849,040	$811,120
Gross margin	12.2%	12.7%
Gross margin, non-GAAP	12.7%	13.4%
Operating margin	(0.9)%	(1.3)%
Operating margin, non-GAAP	2.2%	2.9%
Net loss	$(20,820)	$(42,985)
Net income, non-GAAP	$5,888	$12,257
Diluted EPS	$(0.64)	$(1.47)
Diluted EPS, non-GAAP	$0.18	$0.42

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
Cyclicality of Semiconductor Capital Equipment Industry
Our business is subject to the cyclicality of the capital expenditures of the semiconductor industry, which drives cyclicality in the semiconductor capital equipment industry in which we operate. In 2024, we derived over 90% of our sales from the semiconductor capital equipment industry. Demand for semiconductor capital equipment can fluctuate significantly based on changes in regulatory intervention and general economic conditions, including consumer spending, increased tariffs and trade restrictions, demand for semiconductor products, pricing, and other factors. In the past, these fluctuations have resulted in significant variations in the levels of spending within the semiconductor capital equipment industry, and as a result, our results of operations. The cyclicality of the semiconductor industry will continue to impact our results of operations in the future.

Customer Concentration
The number of capital equipment manufacturers for the semiconductor device industry is significantly consolidated, resulting in a small number of large manufacturers. Our customers are a significant component of this consolidation, resulting in our sales being concentrated in a few customers. For 2024, two customers with individual sales over 10%, Lam Research and Applied Materials, accounted for a combined 73% of total sales. Our customers often require reduced prices or other pricing, quality, or delivery commitments as a condition to their purchasing from us or increasing their purchase volume, which can, among other things, result in reduced gross margins in order to maintain or expand our market share. Although we do not have any long-term contracts that require customers to place certain order quantities with us, Lam Research and Applied Materials have been our customers for over 20 years.
Macroeconomic Conditions
The semiconductor industry is cyclical in nature and is impacted by macroeconomic factors in the markets and industries in which we operate. Such factors include market trends, supply chain shortages, availability of skilled labor, geopolitical tension and retaliatory trade policies, and other factors. The industry entered a cyclical downturn in the fourth quarter of 2022 for the primary semiconductor equipment markets we serve, resulting in weakened customer demand. Although the total market for semiconductor capital equipment has experienced year-over-year stability and growth, inventory digestion at our customers and the relative spending levels within the markets we primarily serve, in particular lower spending levels for deposition and etch equipment, has resulted in continued lower demand from our customers over the past two years relative to the total semiconductor capital equipment market, despite incremental growth in demand. To help mitigate these impacts and to better align our resources and cost structure with current and expected future levels of business, we initiated labor cost reduction initiatives starting in the fourth quarter of 2022, which continued through the second quarter of 2024.
Industry overcapacity and a number of macroeconomic factors may contribute to a reduced spending environment, which combined with increased export controls for advanced semiconductor-related goods and services shipped to China and delayed business investment in electronic memory capacity may have varying levels of unfavorable consequences to our business. We are continually monitoring the global trade environment and any changes in tariffs, trade agreements, restrictions or sanctions that may impact us, our manufacturing facilities, or our customers. President Trump has issued executive orders directing the U.S. to impose new tariffs on imports from China, temporarily stayed an order imposing new tariffs on Canada and Mexico, issued the imposition of tariffs on imported steel and aluminum products, and may impose additional tariffs on these or other nations. Given our manufacturing presence in Mexico, we are currently evaluating the potential impact of potential tariffs on Mexican imports on our business.
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
Net sales
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

Cost of sales, gross profit, and gross margin
Cost of sales consists primarily of purchased materials, direct labor, indirect labor, factory overhead cost, and depreciation expense for our manufacturing facilities and equipment. Our business has a variable cost structure, with fixed costs comprising a smaller percentage of cost of sales compared to variable costs. Our existing global manufacturing plant capacity is scalable, and we are able to adjust to increased customer demand for our products without significant additional capital investment. We operate our business in this manner to avoid having excessive fixed costs during a cyclical downturn, while retaining flexibility to expand our production volumes during periods of growth. However, during a cyclical downturn, fixed costs become a larger percentage of cost of sales, which could result in a decrease to gross margin. Additionally, since the gross margin on each of our products can differ, our overall gross margin as a percentage of our sales can change based on the mix of products we sell in any period.
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
Other expense, net
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

Income tax expense
Income tax expense consists primarily of taxes on our taxable income related to our domestic and foreign operations, offset by the benefit of our tax holiday in Singapore, which expires in 2026. In 2024, the tax benefit resulting from our Singapore tax holiday, compared to the Singapore statutory tax rate, was approximately $7.1 million. During 2024, we maintained a valuation allowance against our U.S. state and federal deferred tax assets; therefore, we are not recording income tax benefits related to our U.S. GAAP losses. Income tax is also impacted by certain withholding taxes, stock option and restricted share unit (“RSU”) activity, and credit generation.

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
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. The majority of our inventories are valued on a standard cost basis, which approximates actual costs on a first-in, first-out basis. The remainder of our inventories are valued on an average cost basis, which approximates actual costs on a first-in, first-out basis. Quarterly, we assess the value of our inventory and periodically write it down for excess quantities or obsolescence to its estimated net realizable value. This assessment is based on estimated future consumption compared to inventory quantities on-hand. The estimate for future consumption is based on how assumptions of historical consumption, recency of purchases, backlog, and other factors indicate future consumption. Once the value of inventory is adjusted, the original cost of our inventory, less the write-down, represents its new cost basis. During 2024, 2023, and 2022, we wrote down inventory determined to be excessive or obsolete by $8.6 million, $9.8 million, and $5.0 million, respectively. We believe the accounting estimate related to excess and obsolete inventory is a critical accounting estimate because it requires us to make assumptions about future inventory consumption and recoverability of cost, which can be uncertain. Changes in these estimates can have a material impact on our financial statements.

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended
	December 27, 2024	December 29, 2023
	(in thousands)
Net sales	$849,040	$811,120
Cost of sales	745,706	707,724
Gross profit	103,334	103,396
Operating expenses:
Research and development	23,018	20,223
Selling, general, and administrative	79,384	79,334
Amortization of intangible assets	8,572	14,734
Total operating expenses	110,974	114,291
Operating loss	(7,640)	(10,895)
Interest expense, net	9,266	19,379
Other expense, net	1,148	804
Loss before income taxes	(18,054)	(31,078)
Income tax expense	2,766	11,907
Net loss	$(20,820)	$(42,985)
The following table sets forth our results of operations as a percentage of our total net sales for the periods presented.

	Year Ended
	December 27, 2024	December 29, 2023

Net sales	100.0	100.0
Cost of sales	87.8	87.3
Gross profit	12.2	12.7
Operating expenses:
Research and development	2.7	2.5
Selling, general, and administrative	9.3	9.8
Amortization of intangible assets	1.0	1.8
Total operating expenses	13.1	14.1
Operating loss	(0.9)	(1.3)
Interest expense, net	1.1	2.4
Other expense, net	0.1	0.1
Loss before income taxes	(2.1)	(3.8)
Income tax expense	0.3	1.5
Net loss	(2.5)	(5.3)

Comparison of 2024 and 2023
Net sales

	Year Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(dollars in thousands)
Net sales	$849,040	$811,120	$37,920	4.7%
The increase in net sales from 2023 to 2024 was primarily due to increased customer demand stemming from increased spending within the semiconductor capital equipment industry. Further detail is provided above under the section entitled "Key Factors Affecting Our Business".
Gross margin

	Year Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(dollars in thousands)
Cost of sales	$745,706	$707,724	$37,982	5.4%
Gross profit	$103,334	$103,396	$(62)	(0.1%)
Gross margin	12.2%	12.7%		-50	bps
The decrease in gross margin from 2023 to 2024 was primarily due to unfavorable sales mix and increased factory labor and overhead costs, partially offset by lower severance costs associated with our global reduction-in-force programs (+20bps) and lower excess and obsolete inventory expense (+10bps).
Research and development

	Year Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(dollars in thousands)
Research and development	$23,018	$20,223	$2,795	13.8%
The increase in research and development expenses from 2023 to 2024 was primarily due to increased material and service costs from our new product development programs of $1.9 million and increased employee-related expenses of $0.8 million, inclusive of share-based compensation expense.
Selling, general, and administrative

	Year Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$79,384	$79,334	$50	0.1%
Selling, general, and administrative expense remained approximately unchanged from 2023 to 2024.

Amortization of intangible assets

	Year Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$8,572	$14,734	$(6,162)	(41.8)%
The decrease in amortization expense from 2023 to 2024 was primarily due to certain intangible assets becoming fully amortized in the fourth quarter of 2023.
Interest expense, net

	Year Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(dollars in thousands)
Interest expense, net	$9,266	$19,379	$(10,113)	(52.2%)
Weighted average borrowings outstanding	$159,427	$292,661	$(133,234)	(45.5%)
Weighted average borrowing rate	7.31%	6.80%		+51	bps
The decrease in interest expense, net from 2023 to 2024 was primarily due to decreases in the weighted average amounts borrowed, partially offset by an increase in our weighted average borrowing rate. The reduction in our weighted average borrowings outstanding was primarily due to paying off our revolving credit facility in the first quarter of 2024. The increase in our weighted average borrowing rate was due to higher applicable margin as a result of higher leverage ratios in 2024 (+29bps) and higher Bloomberg Short-Term Bank Yield ("BSBY") and Secured Overnight Financing Rate ("SOFR") rates as a result of a higher short-term borrowing interest rate macroeconomic environment (+22bps).
Other expense, net

	Year Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(dollars in thousands)
Other expense, net	$1,148	$804	$344	42.8%
The change in other expense, net from 2023 to 2024 was primarily due to currency exchange rate fluctuations during the year related to our local currency payables of our foreign operations.
Income tax expense

	Year Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(dollars in thousands)
Income tax expense	$2,766	$11,907	$(9,141)	(76.8%)
Loss before income taxes	$(18,054)	$(31,078)	$13,024	(41.9%)
Effective tax rate	(15.3)%	(38.3)%		+2,300	bps
The decrease in income tax expense from 2023 to 2024 was primarily due to recording a valuation allowance against our U.S. federal and state deferred tax assets in the second quarter of 2023, resulting in an $11.1 million charge to income tax expense. Because we have a valuation allowance recorded against our U.S. state and federal deferred income taxes, we did not record tax benefits from our U.S. taxable losses during 2024.

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
The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 27, 2024	December 29, 2023
	(dollars in thousands)
U.S. GAAP gross profit	$103,334	$103,396
Non-GAAP adjustments:
Share-based compensation	3,360	3,130
Other (1)	908	2,191
Non-GAAP gross profit	$107,602	$108,717
U.S. GAAP gross margin	12.2%	12.7%
Non-GAAP gross margin	12.7%	13.4%
(1)Represents severance costs associated with our global reduction-in-force programs.

The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from operating income (loss), the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 27, 2024	December 29, 2023
	(dollars in thousands)
U.S. GAAP operating loss	$(7,640)	$(10,895)
Non-GAAP adjustments:
Amortization of intangible assets	8,572	14,734
Share-based compensation	15,576	17,338
Transaction-related costs (1)	785	—
Other (2)	1,600	2,298
Non-GAAP operating income	$18,893	$23,475
U.S. GAAP operating margin	(0.9)%	(1.3)%
Non-GAAP operating margin	2.2%	2.9%
(1)Represents transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Represents severance costs associated with our global reduction-in-force programs, and, for 2024, the amount includes $0.5 million of costs incurred in connection with exiting and consolidating one of our U.S.-based manufacturing facilities.

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

	Year Ended
	December 27, 2024	December 29, 2023
	(dollars in thousands, except per share amounts)
U.S. GAAP net loss	$(20,820)	$(42,985)
Non-GAAP adjustments:
Amortization of intangible assets	8,572	14,734
Share-based compensation	15,576	17,338
Transaction-related costs (1)	785	—
Other (2)	1,600	2,298
Tax adjustments related to non-GAAP adjustments (3)	175	9,778
Tax expense from valuation allowance (4)	—	11,094
Non-GAAP net income	$5,888	$12,257
U.S. GAAP diluted EPS	$(0.64)	$(1.47)
Non-GAAP diluted EPS	$0.18	$0.42
Shares used to compute diluted non-GAAP EPS	33,135,552	29,514,553
(1)Represents transaction-related costs incurred in connection with our acquisition pipeline.
(2)Represents severance costs associated with our global reduction-in-force programs. Additionally, for 2024, the amount includes $0.5 million of costs incurred in connection with exiting and consolidating one of our U.S.-based manufacturing facilities.

(3)Adjusts U.S. GAAP income tax expense for the impact of our non-GAAP adjustments, which are presented on a gross basis. During the second quarter of 2023, we recorded a valuation allowance against our U.S. federal and state deferred tax assets on a GAAP basis. In the first quarter of 2024, we determined that the valuation allowance should be recognized against our U.S. federal and state deferred tax assets on a non-GAAP basis as we were not in a three-year cumulative U.S. income position on a non-GAAP basis. Accordingly, from the first quarter of 2024 and forward, tax expense on a GAAP and non-GAAP basis reflects a valuation allowance against our U.S. federal and state deferred tax assets. Refer to footnote 6 below.
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
Material Cash Requirements
Our primary liquidity requirements arise from: (i) working capital requirements, including procurement of raw materials inventory for use in our factories and employee-related costs, (ii) business acquisitions, (iii) interest and principal payments under our credit facilities, (iv) research and development investments and capital expenditures, (v) payment of income taxes, and (vi) payments associated with our noncancellable leases and related occupancy costs. We have no significant long-term purchase commitments related to procuring raw materials inventory. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and are therefore subject to prevailing global macroeconomic conditions, such as interest rates, increased tariffs and retaliatory trade policies, geopolitical events, and financial, business, and other factors, some of which are beyond our control.
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
Summary of Cash Flows
We ended 2024 with cash and cash equivalents of $108.7 million, an increase of $28.7 million from 2023, which was primarily due to net proceeds of $136.7 million from our issuance of 3.8 million ordinary shares in March 2024 in connection with an underwritten public offering and net cash provided by operating activities of $27.9 million, partially offset by net payments on credit facilities of $120.6 million and capital expenditures of $17.6 million.

The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
	(in thousands)
Cash provided by operating activities	$27,880	$57,632	$31,453
Cash used in investing activities	(17,636)	(15,496)	(28,933)
Cash provided by (used in) financing activities	18,470	(48,651)	8,455
Net increase (decrease) in cash	$28,714	$(6,515)	$10,975
Our cash provided by operating activities of $27.9 million during 2024 consisted of net non-cash charges of $46.0 million, which consisted primarily of depreciation and amortization of $30.7 million and share-based compensation expense of $15.6 million, and a decrease in our net operating assets and liabilities of $2.7 million, partially offset by net loss of $20.8 million.
The decrease in our net operating assets and liabilities of $2.7 million during 2024 was primarily due to an increase in accounts payable of $29.1 million, partially offset by an increase in accounts receivable of $19.9 million, a decrease in accrued and other liabilities of $4.6 million, and an increase in inventories of $4.2 million.
Cash used in investing activities during 2024 and 2023 consisted of capital expenditures.
Cash provided by financing activities during 2024 consisted of net proceeds of $136.7 million from our issues of 3.8 million ordinary shares in March 2024 in connection with an underwritten public offering and net proceeds from share-based compensation activity of $2.4 million, partially offset by net payments on our credit facilities of $120.6 million. The increase in cash provided by financing activities from 2023 to 2024 was primarily due to net proceeds from our issuance of shares, partially offset by increased net payments on our credit facilities.

Recent Accounting Pronouncements
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”).
To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 1 – Organization and Summary of Significant Accounting Policies of our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
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

Interest Rate Risk
We had total indebtedness of $129.4 million as of December 27, 2024, exclusive of $0.9 million in debt issuance costs, of which $7.5 million was payable within the next 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of December 27, 2024, the interest rate on our outstanding debt was based on SOFR, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $1.3 million change to interest expense on an annualized basis.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented beginning on page F‑1 in Part IV, Item 15 of this Annual Report on Form 10‑K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the certifying officers), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 27, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of December 27, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). With the participation of our certifying officers, our management, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of December 27, 2024, using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP and that our receipts and expenditures are being made in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2024.

The effectiveness of our internal control over financial reporting as of December 27, 2024 has been audited by KPMG LLP, an independent registered accounting firm, as stated in their attestation report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) or 15d‑15(f) of the Exchange Act) that occurred during the fourth quarter ended December 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as such term is defined in Item 408 of Regulation S-K).
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
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2025 Annual General Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the close of the year ended December 27, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the close of the year ended December 27, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the close of the year ended December 27, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the close of the year ended December 27, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the close of the year ended December 27, 2024.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
(1)Financial Statements.
The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K under Item 8. – Financial Statements and Supplementary Data.
(2)Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(3)Exhibits. Exhibits are listed on the Exhibit Index at the end of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Ichor Holdings, Ltd.:
Opinion on Internal Control over Financial Reporting
We have audited Ichor Holdings, Ltd. and subsidiaries' (the Company) internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2024 and December 29, 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 21, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Ichor Holdings, Ltd.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ichor Holdings, Ltd. and subsidiaries (the Company) as of December 27, 2024 and December 29, 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2024 and December 29, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of excess and obsolete inventory
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company reported inventories of $250.1 million as of December 27, 2024, including an adjustment for excess and obsolete inventory of $36.4 million. The Company states its inventories at the lower of cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate excess and/or obsolete inventory is based on an analysis of existing inventory quantities on-hand compared to estimated future consumption. Future consumption is estimated based upon assumptions about how historical consumption, recent purchases, backlog, and other factors indicate future consumption.
We identified the evaluation of excess and obsolete inventory as a critical audit matter. There was subjective auditor judgement in evaluating whether historical consumption reasonably indicates future consumption used by the Company in their determination that inventory is recorded at the lower of its cost or net realizable value.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s excess and obsolete inventory process, including controls over the determination of the assumptions used to estimate future consumption of inventory. We evaluated whether historical consumption reasonably indicates future consumption by (1) examining historical write-down trends; (2) inspecting publicly available industry and market information to assess relevant changes to the overall business environment; and (3) selected a sample of inventory items and for each selection we evaluated whether the historical data accurately supported the Company’s estimate of future consumption.
/s/ KPMG LLP
We have served as the Company's auditor since 2011.
Portland, Oregon
February 21, 2025

ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 27, 2024	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$108,669	$79,955
Accounts receivable, net	86,619	66,721
Inventories	250,102	245,885
Prepaid expenses and other current assets	7,230	8,804
Total current assets	452,620	401,365
Property and equipment, net	94,867	92,755
Operating lease right-of-use assets	44,461	36,611
Other non-current assets	15,182	11,912
Deferred tax assets, net	4,316	3,148
Intangible assets, net	48,716	57,288
Goodwill	335,402	335,402
Total assets	$995,564	$938,481
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$91,719	$60,490
Accrued liabilities	15,992	14,871
Other current liabilities	8,965	6,638
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	11,494	9,463
Total current liabilities	135,670	98,962
Long-term debt, less current portion, net	121,023	241,183
Lease liabilities, less current portion	34,189	28,187
Deferred tax liabilities, net	1,555	1,169
Other non-current liabilities	4,791	4,303
Total liabilities	297,228	373,804
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 33,859,542 and 29,435,398 shares outstanding, respectively; 38,296,981 and 33,872,837 shares issued, respectively)	3	3
Additional paid in capital	606,060	451,581
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	183,851	204,671
Total shareholders’ equity	698,336	564,677
Total liabilities and shareholders’ equity	$995,564	$938,481
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net sales	$849,040	$811,120	$1,280,069
Cost of sales	745,706	707,724	1,068,205
Gross profit	103,334	103,396	211,864
Operating expenses:
Research and development	23,018	20,223	19,564
Selling, general, and administrative	79,384	79,334	88,572
Amortization of intangible assets	8,572	14,734	17,905
Total operating expenses	110,974	114,291	126,041
Operating Income (loss)	(7,640)	(10,895)	85,823
Interest expense, net	9,266	19,379	11,056
Other expense (income), net	1,148	804	(563)
Income (Loss) before income taxes	(18,054)	(31,078)	75,330
Income tax expense	2,766	11,907	2,526
Net income (loss)	$(20,820)	$(42,985)	$72,804
Net income (loss) per share
Basic	$(0.64)	$(1.47)	$2.54
Diluted	$(0.64)	$(1.47)	$2.51
Shares used to compute Net income (loss) per share:
Basic	32,759,896	29,200,796	28,714,550
Diluted	32,759,896	29,200,796	28,963,031
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	28,551,160	$3	$417,438	4,437,439	$(91,578)	$174,852	$500,715
Ordinary shares issued from exercise of stock options	89,045	—	1,937	—	—	—	1,937
Ordinary shares issued from vesting of restricted share units	179,679	—	(2,813)	—	—	—	(2,813)
Ordinary shares issued from employee share purchase plan	42,065	—	929	—	—	—	929
Share-based compensation expense	—	—	13,924	—	—	—	13,924
Net income	—	—	—	—	—	72,804	72,804
Balance at December 30, 2022	28,861,949	3	431,415	4,437,439	(91,578)	247,656	587,496
Ordinary shares issued from exercise of stock options	215,884	—	4,467	—	—	—	4,467
Ordinary shares issued from vesting of restricted share units	259,944	—	(3,672)	—	—	—	(3,672)
Ordinary shares issued from employee share purchase plan	97,621	—	2,033	—	—	—	2,033
Share-based compensation expense	—	—	17,338	—	—	—	17,338
Net loss	—	—	—	—	—	(42,985)	(42,985)
Balance at December 29, 2023	29,435,398	3	451,581	4,437,439	(91,578)	204,671	564,677
Ordinary shares issued, net of transaction costs	3,833,334	—	136,738	—	—	—	136,738
Ordinary shares issued from exercise of stock options	216,439	—	5,301	—	—	—	5,301
Ordinary shares issued from vesting of restricted share units	293,331	—	(5,443)	—	—	—	(5,443)
Ordinary shares issued from employee share purchase plan	81,040	—	2,307	—	—	—	2,307
Share-based compensation expense	—	—	15,576	—	—	—	15,576
Net loss	—	—		—	—	(20,820)	(20,820)
Balance at December 27, 2024	33,859,542	$3	$606,060	4,437,439	$(91,578)	$183,851	$698,336
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Cash flows from operating activities:
Net income (loss)	$(20,820)	$(42,985)	$72,804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,744	34,577	35,100
Share-based compensation	15,576	17,338	13,924
Deferred income taxes	(782)	9,314	(3,215)
Amortization of debt issuance costs	465	465	465
Changes in operating assets and liabilities:
Accounts receivable, net	(19,898)	69,600	6,669
Inventories	(4,217)	37,775	(47,527)
Prepaid expenses and other assets	2,343	10,204	4,508
Accounts payable	29,110	(50,974)	(50,175)
Accrued liabilities	929	(9,766)	3,648
Other liabilities	(5,570)	(17,916)	(4,748)
Net cash provided by operating activities	27,880	57,632	31,453
Cash flows from investing activities:
Capital expenditures	(17,636)	(15,496)	(29,433)
Cash paid for acquisitions, net of cash acquired	—	—	500
Net cash used in investing activities	(17,636)	(15,496)	(28,933)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	136,738	—	—
Issuance of ordinary shares under share-based compensation plans	7,800	7,521	3,768
Employees' taxes paid upon vesting of restricted share units	(5,443)	(3,672)	(2,813)
Borrowings on revolving credit facility	—	—	25,000
Repayments on revolving credit facility	(115,000)	(45,000)	(10,000)
Repayments on term loan	(5,625)	(7,500)	(7,500)
Net cash provided by (used in) financing activities	18,470	(48,651)	8,455
Net increase (decrease) in cash	28,714	(6,515)	10,975
Cash at beginning of period	79,955	86,470	75,495
Cash at end of period	$108,669	$79,955	$86,470
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,650	$20,368	$10,590
Cash paid during the period for taxes, net of refunds	$3,333	$3,877	$3,285
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$4,961	$625	$1,543
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$16,418	$4,789	$17,889
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Notes to Consolidated Financial Statements
(dollar figures in tables in thousands, except per share data)

Note 1 – Organization and Summary of Significant Accounting Policies
Organization and Operations of the Company
Ichor Holdings, Ltd. and Subsidiaries (“we”, “us”, “our”, the “Company”) designs, develops, manufactures, and distributes gas and liquid delivery subsystems and components purchased by capital equipment manufacturers for use in the semiconductor markets. We also provide precision-machined components, weldments, electron beam and laser-welded components, precision vacuum and hydrogen brazing, and surface treatment technologies, and other proprietary products. We are headquartered in Fremont, California and have operations in the United States, the United Kingdom, Singapore, Malaysia, Korea, and Mexico.
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
Year End
We use a 52‑ or 53‑week fiscal year ending on the last Friday in December. The years ended December 27, 2024, December 29, 2023, and December 30, 2022 were each 52 weeks. All references to 2024, 2023, and 2022 are references to the fiscal years then ended.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from the estimates made by management. Significant estimates include inventory valuation, uncertain tax positions, valuation allowance on deferred tax assets, and impairment analyses for both definite‑lived intangible assets and goodwill.
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
We periodically enter into contractual arrangements with third parties that include indemnification obligations. Under these agreements, we may be required to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified party for third party claims. These claims may arise from our breach of the agreement, our negligence or willful misconduct in connection with the agreement, or from any claims related to trade secret, copyright, patent, or other intellectual property infringement with respect to our products. The maximum potential amount of future payments under these indemnification obligations is difficult to determine or reasonably estimate due to the varying terms of these obligations, the absence of a history of prior indemnification claims, the unique facts and circumstances surrounding each contractual arrangement, and the contingency of potential liabilities, which depend on events that are not reasonably determinable. We do not expect the potential indemnification obligations to have a material adverse effect on our financial position or results of operations.
Concentrations
Financial instruments that subject us to concentration risk consist of accounts receivable, accounts payable, and long-term debt. At December 27, 2024 and December 29, 2023, four and three customers (with each single customer representing 10% or more of the balance of accounts receivable) represented, in the aggregate, approximately 77% and 63%, respectively, of the balance of accounts receivable.
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
We maintain cash balances at global systematically important banks ("G-SIBs") in both United States and internationally. Cash balances in the United States exceed amounts that are insured by the Federal Deposit Insurance Corporation ("FDIC"). The majority of the cash maintained in foreign-based commercial banks is insured by the government where the foreign banking institutions are based. Cash held in foreign-based commercial banks totaled $47.1 million and $59.7 million at December 27, 2024 and December 29, 2023, respectively, and at times exceeds insured amounts. No losses have been incurred as of December 27, 2024 or December 29, 2023 for amounts exceeding the insured limits.
Fair Value Measurements
We estimate the fair value of financial assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
▪Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date
▪Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
▪Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date
There were no changes to our valuation techniques during 2024. We estimate the recorded value of our financial assets and liabilities approximates fair value as of December 27, 2024 and December 29, 2023.
The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The carrying value of amounts borrowed under our credit facilities approximate their fair values because the interest rates on these borrowings are floating.
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

Impairment of Long-Lived Assets
Long-lived assets, which include property and equipment, ROU assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset group. During 2024, 2023, and 2022, we did not identify any triggering events that would indicate impairment.
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
We performed a qualitative goodwill assessment at December 27, 2024 and December 29, 2023. This assessment indicated that it was more likely than not our reporting unit’s fair value exceeded its carrying value.
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

Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. We adopted this standard in the fourth quarter of 2024 for the annual period ended December 27, 2024, and it did not have a material impact on our consolidated financial statements. The standard is effective for our interim periods beginning in 2025.
Accounting Pronouncements Recently Issued
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, it requires disclosure of selling expenses and its definition. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. We are currently evaluating the effect that the adoption of this ASU may have on our consolidated financial statements.

Note 2 – Inventories
Inventories consist of the following:

	December 27, 2024	December 29, 2023
Raw materials	$197,975	$190,027
Work in process	45,075	36,849
Finished goods	43,445	47,449
Excess and obsolete adjustment	(36,393)	(28,440)
Total inventories	$250,102	$245,885

The following table presents changes to our excess and obsolete adjustment:

Excess and obsolete adjustment
Balance at December 31, 2021	$(14,051)
Charge to cost of sales	(4,981)
Disposition of inventory	1,489
Balance at December 30, 2022	(17,543)
Charge to cost of sales	(9,784)
Disposition of inventory	(1,113)
Balance at December 29, 2023	(28,440)
Charge to cost of sales	(8,584)
Disposition of inventory	631
Balance at December 27, 2024	$(36,393)

Note 3 – Property and Equipment
Property and equipment consist of the following:

	December 27, 2024	December 29, 2023
Machinery	$123,509	$113,529
Leasehold improvements	48,487	46,129
Computer software, hardware, and equipment	8,707	10,316
Office furniture, fixtures, and equipment	1,593	1,320
Vehicles	395	396
Construction-in-process	12,612	4,216
	195,303	175,906
Less accumulated depreciation	(100,436)	(83,151)
Total property and equipment, net	$94,867	$92,755
Depreciation expense for 2024, 2023, and 2022 was $21.0 million, $18.8 million, and $17.2 million, respectively.
Cloud Computing Implementation Costs
The Company incurs costs to implement cloud computing arrangements that are service contracts. In accordance with ASC 350-40, Goodwill and other, Internal-Use Software, for cloud computing arrangements that meet the definition of a service contract, we capitalize qualifying implementation costs incurred during the application development stage which are recorded in other non-current assets. To-date, these costs are those incurred to implement a new company-wide ERP system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $11.2 million and $8.1 million as of December 27, 2024 and December 29, 2023, respectively, and is included in other non-current assets on our consolidated balance sheets. The related amortization expense was $1.2 million, $1.1 million, and $0.9 million during 2024, 2023, and 2022, respectively, and is included in selling, general, and administrative expense on our consolidated statements of operations.

Note 4 – Intangible Assets and Goodwill
Definite-lived intangible assets consist of the following:

	December 27, 2024
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$73,142	$(28,779)	$—	$44,363	9.9 years
Developed technology	11,047	(6,694)	—	4,353	10.0 years
Total intangible assets	$84,189	$(35,473)	$—	$48,716

	December 29, 2023
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$105,542	$(53,680)	$—	$51,862	8.7 years
Developed technology	11,047	(5,621)	—	5,426	10.0 years
Total intangible assets	$116,589	$(59,301)	$—	$57,288
Future projected annual amortization expense consists of the following:

Future amortization expense
2025	$8,312
2026	7,729
2027	7,289
2028	7,055
2029	6,579
Thereafter	11,752
$48,716
The following tables present the changes to goodwill:

Goodwill
Balance at December 31, 2021	$335,902
Acquisitions	(500)
Balance at December 30, 2022	335,402
Acquisitions	—
Balance at December 29, 2023	335,402
Acquisitions	—
Balance at December 27, 2024	$335,402

Note 5 – Leases
We lease facilities under various non-cancellable operating leases expiring through 2037. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of December 27, 2024, we had no operating leases executed for which the rental period had not yet commenced.

The components of lease expense are as follows:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Operating lease cost	$10,009	$9,656	$8,760
Supplemental cash flow information related to leases is as follows:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,834	$9,494	$8,164
Supplemental balance sheet information related to leases is as follows:

	December 27, 2024	December 29, 2023
Weighted-average remaining lease term of operating leases	6.1 years	4.6 years
Weighted-average discount rate of operating leases	4.7%	3.4%
Future minimum lease payments under non-cancellable leases as of December 27, 2024 are as follows:

2025	$11,494
2026	11,097
2027	10,232
2028	5,619
2029	3,170
Thereafter	12,268
Total future minimum lease payments	53,880
Less imputed interest	(8,197)
Total lease liabilities	45,683
Less current portion	(11,494)
Total lease Liabilities, less current portion	$34,189

Note 6 – Income Taxes
Income (loss) before tax was as follows:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
United States	$(58,245)	$(69,040)	$(353)
Foreign	40,191	37,962	75,683
Income (loss) before tax	$(18,054)	$(31,078)	$75,330

Significant components of income tax expense consist of the following:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Current:
Federal	$(115)	$(56)	$1,605
State	585	16	912
Foreign	3,078	2,633	3,224
Total current tax expense	3,548	2,593	5,741
Deferred:
Federal	326	8,471	(2,604)
State	62	1,529	(45)
Foreign	(1,170)	(686)	(566)
Total deferred tax expense (benefit)	(782)	9,314	(3,215)
Income tax expense	$2,766	$11,907	$2,526
The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense consist of the following:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Effective rate reconciliation:
U.S. federal tax expense	$(3,791)	$(6,527)	$15,819
State income taxes, net	(781)	(1,713)	752
Permanent items	1,508	928	248
Foreign rate differential	(745)	(1,190)	(2,595)
Tax holiday	(7,078)	(4,962)	(11,676)
Credits	(1,683)	(1,661)	(1,882)
Tax contingencies	475	(331)	462
Share-based compensation	(441)	(122)	166
Withholding tax	815	717	1,170
Other, net	244	(763)	112
Valuation allowance	14,243	27,531	(50)
Income tax expense	$2,766	$11,907	$2,526

Deferred income tax assets and liabilities consist of the following:

	December 27, 2024	December 29, 2023
Deferred tax assets:
Inventory	$8,701	$7,962
Share-based compensation	3,103	3,563
Accrued payroll	1,580	1,306
Net operating loss carryforwards	16,817	8,092
Tax credits	6,678	4,987
Interest carryforwards	6,298	4,099
Capitalized research expenses	9,838	7,096
Intercompany interest	2,906	2,758
Operating lease liabilities	11,140	9,379
Other assets	534	663
Deferred tax assets	67,595	49,905
Valuation allowance	(42,281)	(28,038)
Total deferred tax assets	25,314	21,867
Deferred tax liabilities:
Intangible assets	(5,438)	(3,631)
Property, plant and equipment	(5,851)	(6,743)
Operating lease right-of-use assets	(10,890)	(9,149)
Other liabilities	(374)	(365)
Total deferred tax liabilities	(22,553)	(19,888)
Net deferred tax asset	$2,761	$1,979
At December 27, 2024, we had federal, state, and foreign net operating loss carryforwards ("NOLs") of $66.1 million, $42.4 million and $2.0 million, respectively. The federal NOLs carry forward indefinitely. The state and foreign NOLs, if not utilized, will begin to expire in 2028 and 2034, respectively. At December 27, 2024, we had federal and state research and development credits of $2.5 million and $0.3 million, respectively, which, if not utilized, will begin to expire in 2042 and 2029, respectively. At December 27, 2024, we had foreign tax credits of $2.1 million, which, if not utilized, will begin to expire in 2032.
We have determined the amount of our valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. As of December 27, 2024, we believe it is not more-likely-than-not that our U.S. entities will generate sufficient taxable income to offset reversing deductible timing differences and to fully utilize carryforward tax attributes. Accordingly, we have recorded a valuation allowance against U.S. federal and state deferred tax assets, net of deferred tax liabilities related to indefinite-lived intangible assets for which no future realization can be expected.
We were granted a tax holiday for our Singapore operations, which expires in 2026. The net impact of the tax holiday in Singapore as compared to the Singapore statutory rate was a benefit of $7.1 million, $5.0 million, and $11.7 million during 2024, 2023, and 2022, respectively. Our income tax fluctuates based on the geographic mix of earnings and is calculated quarterly based on actual results pursuant to ASC Topic 740‑270.
We recognize tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. As of December 27, 2024, we had reserves of $3.3 million related to these uncertain tax positions, which are included in the balance of other non-current liabilities on the accompanying consolidated balance sheet. If recognized, $1.5 million of this amount would impact our effective tax rate. We expect a decrease to this reserve of $0.2 million over the next 12 months.
We recognize estimated accrued interest and penalties related to these unrecognized tax benefits in income tax expense. In 2024, we recognized a net increase of $0.2 million in estimated interest and penalties. At December 27, 2024, we had approximately zero and $0.6 million of accrued estimated interest and penalties, which are excluded from the unrecognized tax benefits table below.

The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits
Balance at December 31, 2021	$2,995
Increase related to current year tax positions	689
Decrease in tax positions related to lapse of statute of limitations	(89)
Balance at December 30, 2022	3,595
Increase related to current year tax positions	488
Decrease in tax positions related to lapse of statute of limitations	(10)
Decrease in tax positions related to settlements	(916)
Balance at December 29, 2023	3,157
Increase related to current year tax positions	435
Decrease in tax positions related to lapse of statute of limitations	(336)
Balance at December 27, 2024	$3,256
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
Our three major filing jurisdictions are the United States, Singapore, and Malaysia. We are no longer subject to U.S. Federal examination for tax years ending before 2021, to state examinations before 2020, or to foreign examinations before 2020. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward. As of December 27, 2024, we were under examination by the California tax authorities for fiscal years 2020-2022.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. For 2024, 2023, and 2022, matching contributions were $2.6 million, $2.7 million, and $3.0 million, respectively.

Note 8 – Long-Term Debt
Long-term debt consists of the following:

	December 27, 2024	December 29, 2023
Term loan	$129,375	$135,000
Revolving credit facility	—	115,000
Total principal amount of long-term debt	129,375	250,000
Less unamortized debt issuance costs	(852)	(1,317)
Total long-term debt, net	128,523	248,683
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$121,023	$241,183

Maturities of long-term debt consist of the following:

2025	$7,500
2026	121,875
Total	$129,375
The weighted average interest rate across our credit facilities was 7.31%, 6.80%, and 3.37% during 2024, 2023, and 2022, respectively.
On October 29, 2021, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders underlying the agreement that was subsequently amended on September 30, 2024 (the "credit agreement"). The credit agreement includes a $150.0 million term loan facility and a $250.0 million revolving credit facility (together, “credit facilities”). Term loan payments of $1.9 million are due on a quarterly basis. The credit agreement matures on October 29, 2026.
Our credit agreement is secured by our tangible and intangible assets and includes customary representations, warranties, and covenants. We are required to maintain a minimum fixed charge coverage ratio of 1.25 : 1 and a maximum leverage ratio of 3.50 : 1.
Interest is charged at either the Base Rate or SOFR (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) SOFR plus 1.00%. The applicable margin on Base Rate and SOFR loans is 0.375‑1.375% and 1.375‑2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12‑month EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175-0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. SOFR rate interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. At December 27, 2024, our credit facilities bore interest under the SOFR option of 6.56%.
Prior to September 30, 2024, the variable, or floating, portion of our borrowing rate was based on BSBY instead of SOFR.

Note 9 – Share-Based Compensation
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
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $15.6 million, $17.3 million, and $13.9 million during 2024, 2023, and 2022, respectively.
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

The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 29, 2023	582,163	$24.36
Exercised	(216,439)	$24.49
Forfeited or expired	(639)	$21.76
Outstanding, December 27, 2024	365,085	$24.28	1.1 years	$2,623
Exercisable, December 27, 2024	365,085	$24.28	1.1 years	$2,623
The intrinsic value of options exercised are as follows:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Total intrinsic value of options exercised	$3,276	$3,041	$1,232
At December 27, 2024, there was no unrecognized share-based compensation expense relating to options.
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
The following table summarizes RSU activity:

	Number of RSUs
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 29, 2023	1,088,083	97,299	171,101	$30.37
Granted	455,023	100,941	62,776	$39.61
Vested	(432,280)	(6,609)	(8,617)	$31.68
Forfeited	(79,371)	(13,021)	(23,419)	$30.36
Unvested, December 27, 2024	1,031,455	178,610	201,841	$33.92

Fair value information for RSUs granted and vested is as follows:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Weighted average grant-date fair value per share of RSUs granted	$39.61	$30.70	$27.24
Total grant-date fair value of shares vested	$14,177	$11,550	$9,644
At December 27, 2024, total unrecognized share-based compensation expense relating to RSUs was $34.8 million, with a weighted average remaining service period of 2.5 years.
2017 ESPP
In May 2017, we adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP grants employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of our ordinary shares on the first or last day of each 6 month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31, or the next business day if such date is not a business day. Shares are purchased on the last day of the purchase period. As of December 27, 2024, 2.1 million ordinary shares remained eligible for issuance under the 2017 ESPP.
The table below sets forth the weighted average assumptions used to measure the fair value of 2017 ESPP rights:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Weighted average expected term	0.5 years	0.5 years	0.5 years
Risk-free interest rate	5.3%	5.1%	1.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility	60.4%	63.4%	63.8%
We recognize share-based compensation expense associated with the 2017 ESPP over the duration of the purchase period. We recognized $1.0 million, $0.9 million, and $1.0 million of share-based compensation expense associated with the 2017 ESPP during 2024, 2023, and 2022, respectively. At December 27, 2024, there was no unrecognized share-based compensation expense related to the 2017 ESPP.

Note 10 – Segment Information
We operate as a single business operating segment, which includes all activities related to the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Accordingly, we report as one reportable segment. The determination of a single business operating segment is consistent with the consolidated financial information regularly provided to our chief operating decision maker (“CODM”). The consolidated financial information provided to our CODM does not contain significant disaggregated expenses outside of what is already disclosed in our statements of operations and notes thereto included in these consolidated financial statements. Our CODM is our Chief Executive Officer, and the CODM reviews and evaluates consolidated net income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.
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

The following table sets forth sales by geographic area, which represents sales to unaffiliated customers based upon the location to which the products were shipped:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Singapore	$353,219	$318,790	$460,569
United States of America	268,946	281,298	572,129
Europe	98,855	116,316	109,547
Other	128,020	94,716	137,824
Total net sales	$849,040	$811,120	$1,280,069
The following table sets forth our major customers with 10% or more of sales, which comprised 73%, 82%, and 79% of net sales in 2024, 2023, and 2022, respectively:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Lam Research	$319,099	$286,836	$616,391
Applied Materials	$300,263	$295,082	$396,261
ASML (1)	—	$85,589	—
(1)ASML did not represent 10% or more of sales in 2024 and 2022.
Foreign long-lived assets, exclusive of deferred tax assets, were $62.5 million and $48.2 million at December 27, 2024 and December 29, 2023, respectively.

Note 11 – Earnings per Share
The following table sets forth the computation of our basic and diluted net income (loss) per share and a reconciliation of the numerator and denominator used in the calculation:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Numerator:
Net income (loss)	$(20,820)	$(42,985)	$72,804
Denominator:
Basic weighted average ordinary shares outstanding	32,759,896	29,200,796	28,714,550
Dilutive effect of options	—	—	165,855
Dilutive effect of RSUs	—	—	74,853
Dilutive effect of ESPP	—	—	7,773
Diluted weighted average ordinary shares outstanding	32,759,896	29,200,796	28,963,031
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	2,557,000	2,632,000	959,000
Earnings per share:
Net income (loss) per share:
Basic	$(0.64)	$(1.47)	$2.54
Diluted	$(0.64)	$(1.47)	$2.51
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

10.1
Second Amended and Restated Credit Agreement, dated as of October 29, 2021, by and among Icicle Acquisition Holding B.V., Ichor Holdings, LLC, and Ichor Systems, Inc. as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on February 28, 2022).

10.2*
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2024, by and among Ichor Systems, Inc., as borrower representative, and Bank of America, N.A., as administrative agent.

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

10.10*	Amended and Restated Select Severance Plan, dated as of November 22, 2024, by and among Ichor Holdings, Ltd. and certain officers and directors party thereto.
10.11+
Offer Letter, dated November 20, 2019, between Ichor Systems, Inc. and Jeffrey Andreson (Incorporated by reference to Exhibit 10.12 to Ichor Holdings, Ltd.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2020).

10.12+
Letter Agreement, dated December 23, 2021 between Ichor Systems, Inc. and Thomas Rohrs (Incorporated by reference to Exhibit 10.11 to Ichor Holdings, Ltd.’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on February 28, 2022).

10.13+
Offer Letter, dated April 24, 2019, between Ichor Systems, Inc. and Christopher Smith (Incorporated by reference to Exhibit 10.12 to Ichor Holdings, Ltd.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024).

10.14+
Offer Letter, dated November 15, 2022, between Ichor Systems, Inc. and Bruce Ragsdale (Incorporated by reference to Exhibit 10.1 to Ichor Holdings, Ltd.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on November 28, 2022).

10.15+	Offer Letter, dated July 6, 2023, between Ichor Systems, Inc. and Gregory F. Swyt (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 10, 2023).
19.1*	Ichor Holdings, Ltd. Insider Trading Policy, dated November 9, 2021.

21.1*	List of subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
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

97.1
Ichor Holdings, Ltd. Clawback Policy (Incorporated by reference to Exhibit 97.1 to Ichor Holdings, Ltd.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024).

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

Dated: February 21, 2025	ICHOR HOLDINGS, LTD.

	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Jeffrey S. Andreson	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025
Jeffrey S. Andreson

/s/ Greg Swyt	Chief Financial Officer (Principal Accounting and Financial Officer)	February 21, 2025
Greg Swyt

/s/ Thomas M. Rohrs	Executive Chairman and Director	February 21, 2025
Thomas M. Rohrs

/s/ Iain MacKenzie	Lead Independent Director	February 21, 2025
Iain MacKenzie

/s/ Marc Haugen	Director	February 21, 2025
Marc Haugen

/s/ John Kispert	Director	February 21, 2025
John Kispert

/s/ Laura Black	Director	February 21, 2025
Laura Black

/s/ Wendy Arienzo	Director	February 21, 2025
Wendy Arienzo

/s/ Sarah O’Dowd	Director	February 21, 2025
Sarah O’Dowd

/s/ Jorge Titinger	Director	February 21, 2025
Jorge Titinger

/s/ Yuval Wasserman	Director	February 21, 2025
Yuval Wasserman