Form 10-Q
period 2025-03-28
ICHOR HOLDINGS, LTD.
filed 2025-05-06
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of April 29, 2025, the registrant had 34,119,879 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 28, 2025	December 27, 2024
Assets
Current assets:
Cash and cash equivalents	$109,281	$108,669
Accounts receivable, net	79,859	86,619
Inventories	263,454	250,102
Prepaid expenses and other current assets	7,240	7,230
Total current assets	459,834	452,620
Property and equipment, net	103,372	94,867
Operating lease right-of-use assets	42,232	44,461
Other noncurrent assets	15,066	15,182
Deferred tax assets, net	4,069	4,316
Intangible assets, net	46,638	48,716
Goodwill	335,402	335,402
Total assets	$1,006,613	$995,564
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$102,532	$91,719
Accrued liabilities	17,326	15,992
Other current liabilities	10,149	8,965
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	11,409	11,494
Total current liabilities	148,916	135,670
Long-term debt, less current portion, net	119,264	121,023
Lease liabilities, less current portion	31,632	34,189
Deferred tax liabilities, net	1,555	1,555
Other non-current liabilities	4,885	4,791
Total liabilities	306,252	297,228
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 34,113,204 and 33,859,542 shares outstanding, respectively; 38,550,643 and 38,296,981 shares issued, respectively)	3	3
Additional paid in capital	612,644	606,060
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	179,292	183,851
Total shareholders’ equity	700,361	698,336
Total liabilities and shareholders’ equity	$1,006,613	$995,564
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net sales	$244,465	$201,383
Cost of sales	215,943	178,389
Gross profit	28,522	22,994
Operating expenses:
Research and development	5,874	5,370
Selling, general, and administrative	21,742	19,219
Amortization of intangible assets	2,078	2,146
Total operating expenses	29,694	26,735
Operating Loss	(1,172)	(3,741)
Interest expense, net	1,646	4,096
Other expense, net	81	239
Loss before income taxes	(2,899)	(8,076)
Income tax expense	1,660	913
Net loss	$(4,559)	$(8,989)
Net loss per share
Basic	$(0.13)	$(0.30)
Diluted	$(0.13)	$(0.30)
Shares used to compute Net loss per share:
Basic	33,998,364	30,010,971
Diluted	33,998,364	30,010,971
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending March 28, 2025	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 27, 2024	33,859,542	$3	$606,060	4,437,439	$(91,578)	$183,851	$698,336
Ordinary shares issued from exercise of stock options	137,080	—	3,404	—	—	—	3,404
Ordinary shares issued from vesting of restricted share units	77,518	—	(2,013)	—	—	—	(2,013)
Ordinary shares issued from employee share purchase plan	39,064	—	1,070	—	—	—	1,070
Share-based compensation expense	—	—	4,123	—	—	—	4,123
Net loss	—	—	—	—	—	(4,559)	(4,559)
Balance at March 28, 2025	34,113,204	$3	$612,644	4,437,439	$(91,578)	$179,292	$700,361

For the three months ending March 29, 2024	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 29, 2023	29,435,398	$3	$451,581	4,437,439	$(91,578)	$204,671	$564,677
Ordinary shares issued, net of transaction costs	3,833,334		136,738			—	136,738
Ordinary shares issued from exercise of stock options	110,950	—	2,753	—	—	—	2,753
Ordinary shares issued from vesting of restricted share units	52,111	—	(1,343)	—	—	—	(1,343)
Ordinary shares issued from employee share purchase plan	36,053	—	1,021	—	—	—	1,021
Share-based compensation expense	—	—	2,375	—	—	—	2,375
Net loss	—	—	—	—	—	(8,989)	(8,989)
Balance at March 29, 2024	33,467,846	$3	$593,125	4,437,439	$(91,578)	$195,682	$697,232

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net loss	$(4,559)	$(8,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,058	7,556
Share-based compensation	4,123	2,375
Deferred income taxes	247	140
Amortization of debt issuance costs	116	116
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	6,760	(6,650)
Inventories	(13,352)	5,206
Prepaid expenses and other assets	2,837	1,735
Accounts payable	14,307	3,405
Accrued liabilities	1,804	1,020
Other liabilities	(1,364)	(1,110)
Net cash provided by operating activities	18,977	4,804
Cash flows from investing activities:
Capital expenditures	(18,481)	(4,490)
Net cash used in investing activities	(18,481)	(4,490)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	—	136,738
Issuance of ordinary shares under share-based compensation plans	4,004	3,335
Employees' taxes paid upon vesting of restricted share units	(2,013)	(1,343)
Repayments on revolving credit facility	—	(115,000)
Repayments on term loan	(1,875)	(1,875)
Net cash provided by financing activities	116	21,855
Net increase in cash	612	22,169
Cash at beginning of period	108,669	79,955
Cash at end of period	$109,281	$102,124
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,251	$4,833
Cash paid during the period for taxes, net of refunds	$560	$702
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$1,467	$267
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,810
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Notes to Consolidated Financial Statements
(dollar figures in tables in thousands, except per share amounts)
(unaudited)

Note 1 – Basis of Presentation and Selected Significant Accounting Policies
Basis of Presentation
These consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. All dollar figures presented in tables in the notes to the consolidated financial statements are in thousands, except per share amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the U.S. Securities and Exchange Commission's rules and regulations for interim reporting. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 27, 2024.
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 26, 2025 and December 27, 2024 are each 52 weeks. References to 2025 and 2024 relate to the fiscal years then ended, respectively. The three-month periods ended March 28, 2025 and March 29, 2024 are each 13 weeks. References to the first quarter of 2025 and 2024 relate to the three-month periods then ended, respectively.
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
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards updated (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. We adopted this ASU in the fourth quarter of 2024 for the annual period ended December 27, 2024, and it did not have a material impact on our consolidated financial statements.
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

Note 2 – Inventories
Inventories consist of the following:

	March 28, 2025	December 27, 2024
Raw materials	$206,770	$197,975
Work in process	47,955	45,075
Finished goods	46,661	43,445
Excess and obsolete adjustment	(37,932)	(36,393)
Total inventories	$263,454	$250,102

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	March 28, 2025	December 27, 2024
Machinery	$136,561	$123,509
Leasehold improvements	49,281	48,487
Computer software, hardware, and equipment	9,173	8,707
Office furniture, fixtures, and equipment	1,611	1,593
Vehicles	393	395
Construction-in-process	12,185	12,612
	209,204	195,303
Less accumulated depreciation	(105,832)	(100,436)
Total property and equipment, net	$103,372	$94,867
Depreciation expense was $5.6 million and $5.2 million for the first quarter of 2025 and 2024, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To date, these costs have been those incurred to implement a new company-wide enterprise resource planning system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $13.7 million and $11.2 million as of March 28, 2025 and December 27, 2024, respectively, and is included in other noncurrent assets on our consolidated balance sheets. The related amortization expense, which is included in selling, general, and administrative expenses on our consolidated statements of operations, was $0.4 million and $0.3 million for the first quarter of 2025 and 2024, respectively.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	March 28, 2025
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$73,142	$(30,588)	$—	$42,554	9.9 years
Developed technology	11,047	(6,963)	—	4,084	10.0 years
Total intangible assets	$84,189	$(37,551)	$—	$46,638

	December 27, 2024
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$73,142	$(28,779)	$—	$44,363	9.9 years
Developed technology	11,047	(6,694)	—	4,353	10.0 years
Total intangible assets	$84,189	$(35,473)	$—	$48,716

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
We lease facilities under non-cancelable operating leases that expire at various dates from 2025 through 2037. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities.
The components of lease expense are as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Operating lease cost	$2,745	$2,492
Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,795	$2,454
Supplemental balance sheet information related to leases is as follows:

	March 28, 2025	December 27, 2024
Weighted-average remaining lease term of operating leases	5.9 years	6.1 years
Weighted-average discount rate of operating leases	4.8%	4.7%

Future minimum lease payments under non-cancelable leases are as follows as of March 28, 2025:

2025, remaining	$8,631
2026	11,037
2027	10,278
2028	5,614
2029	3,153
Thereafter	11,799
Total future minimum lease payments	50,512
Less imputed interest	(7,471)
Total lease liabilities	$43,041
Less current portion	$(11,409)
Total lease liabilities, less current portion	$31,632

Note 6 – Income Taxes
Income tax information for the periods reported is as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Income tax expense	$1,660	$913
Loss before income taxes	$(2,899)	$(8,076)
Effective income tax rate	(57.3)%	(11.3)%
Our effective tax rate for the three months ended March 28, 2025 differs from the statutory rate primarily due to taxes on foreign income that differs from the U.S. tax rate, including an accrual for the OECD's Global Anti-Base Erosion OECD Model Rules ("Pillar Two") taxes, the impact of stock option exercises and the impact of a valuation allowance against U.S. deferred tax assets. Pillar Two taxes primarily impact our Singapore operations, wherein we were granted and currently participate in a tax holiday expiring in 2026.
The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.0 million as of March 28, 2025. The related interest was insignificant, and the related penalties were $0.6 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.
As of March 28, 2025, we were under examination by California tax authorities for fiscal years 2020-2022.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.8 million and $0.7 million for the first quarter of 2025 and 2024, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	March 28, 2025	December 27, 2024
Term loan	$127,500	$129,375
Revolving credit facility	—	—
Total principal amount of long-term debt	127,500	129,375
Less unamortized debt issuance costs	(736)	(852)
Total long-term debt, net	126,764	128,523
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$119,264	$121,023
On October 29, 2021, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders under the agreement that was subsequently amended on September 30, 2024 (the "credit agreement"). The credit agreement includes a $150.0 million term loan facility and a $250.0 million revolving credit facility (together, “credit facilities”). Term loan principal payments of $1.9 million are due on a quarterly basis. The credit agreement matures on October 29, 2026.
As of March 28, 2025, interest is charged at either the Base Rate or SOFR (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) SOFR plus 1.00%. The applicable margin on Base Rate and SOFR loans is 0.375% to 1.375% and 1.375% to 2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. SOFR interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. As of March 28, 2025, our credit facilities bore interest under the SOFR option at 6.06%.

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
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $4.1 million and $2.4 million for the first quarter of 2025 and 2024, respectively.

Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 27, 2024	365,085	$24.28
Granted	—	$—
Exercised	(137,080)	$24.83
Forfeited or expired	—	$—
Outstanding, March 28, 2025	228,005	$23.95	1.4 years	$157
Exercisable, March 28, 2025	228,005	$23.95	1.4 years	$157
Restricted Share Units
The following table summarizes RSU activity:

	Number of RSUs
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 27, 2024	1,031,455	178,610	201,841	$33.92
Granted	5,764	—	—	$28.63
Vested	(74,621)	(23,150)	(44,191)	$28.38
Forfeited	(27,145)	(11,974)	(8,497)	$29.93
Unvested, March 28, 2025	935,453	143,486	149,153	$34.69
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
As of March 28, 2025, approximately 2.1 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 28, 2025	March 29, 2024
Numerator:
Net loss	$(4,559)	$(8,989)
Denominator:
Basic weighted average ordinary shares outstanding	33,998,364	30,010,971
Dilutive effect of options	—	—
Dilutive effect of RSUs	—	—
Dilutive effect of ESPP	—	—
Diluted weighted average ordinary shares outstanding	33,998,364	30,010,971
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	1,783,000	1,952,000
Net loss per share:
Basic	$(0.13)	$(0.30)
Diluted	$(0.13)	$(0.30)
(1)Represents potentially dilutive options and RSUs excluded from the calculation of diluted weighted average ordinary shares outstanding, because including them would have been antidilutive under the treasury stock method.

Note 11 – Segment Information
We operate as a single business operating segment, which includes all activities related to the design, engineering, and manufacturing of critical fluid delivery subsystems and components for semiconductor capital equipment. Accordingly, we report as one operating segment. The determination of a single business operating segment is consistent with the consolidated financial information regularly provided to our CODM. The consolidated financial information provided to our CODM does not contain significant disaggregated expenses outside of what is already disclosed in our statements of operations and notes thereto included in these consolidated financial statements. Our CODM is our Chief Executive Officer, and the CODM reviews and evaluates consolidated net income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.
Foreign operations are conducted primarily through our wholly owned subsidiaries in Singapore, Malaysia and Mexico, and to a lesser degree, Scotland and Korea. Our principal markets include North America, Asia, and, to a lesser degree, Europe.
The following table sets forth sales by geographic area, which represents sales to unaffiliated customers based upon the location to which the products were shipped:

	Three Months Ended
	March 28, 2025	March 29, 2024
Singapore	$109,088	$79,126
United States of America	75,810	64,394
Europe	25,133	31,349
Other	34,434	26,514
Total net sales	$244,465	$201,383
Foreign long-lived assets, exclusive of deferred tax assets, were $65.3 million and $62.5 million as of March 28, 2025 and December 27, 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including in this Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include geopolitical, economic and market conditions, including high inflation, changes to trade, fiscal and monetary policy, high interest rates, currency fluctuations, challenges in the supply chain and any disruptions in the global economy as a result of the conflicts in Ukraine and the Middle East; dependence on expenditures by manufacturers and cyclical downturns in the semiconductor capital equipment industry; reliance on a very small number of original equipment manufacturers (“OEMs”) for a significant portion of sales; negotiating leverage held by our customers; competitiveness and rapid evolution of the industries in which we participate; keeping pace with developments in the industries we serve and with technological innovation generally; designing, developing and introducing new products that are accepted by OEMs in order to retain our existing customers and obtain new customers; managing our manufacturing and procurement process effectively; defects in our products that could damage our reputation, decrease market acceptance and result in potentially costly litigation; our dependence on a limited number of suppliers; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our Annual Report on Form 10‑K for the fiscal year ended December 27, 2024 (“2024 Annual Report on Form 10-K”) and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in Part I – Item 1A. Risk Factors to our 2024 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

	Three Months Ended
	March 28, 2025	March 29, 2024
	(dollars in thousands, except per share amounts)
Net sales	$244,465	$201,383
Gross margin	11.7%	11.4%
Non-GAAP gross margin	12.4%	12.2%
Operating margin	(0.5)%	(1.9)%
Non-GAAP operating margin	2.7%	1.2%
Net loss	$(4,559)	$(8,989)
Non-GAAP Net Income (Loss)	$4,236	$(2,712)
Diluted EPS	$(0.13)	$(0.30)
Non-GAAP diluted EPS	$0.12	$(0.09)

Macroeconomic Conditions and Business Update
The semiconductor capital equipment industry is inherently cyclical. Overall semiconductor equipment spending in 2025 is anticipated to grow, particularly in our primary markets of etch and deposition, where current demand remains healthy among our customers. However, the global trade environment is uncertain and rapidly evolving as numerous countries propose new, increased or retaliatory tariffs. The outcome of ongoing negotiations between the United States and other countries with respect to these tariffs is highly uncertain, and could significantly affect our costs, prices for our products, and demand. To date, tariffs have not materially impacted demand for our products, as semiconductors are currently excluded from the "reciprocal tariffs" and our existing tariff exemption under the U.S.-Mexico-Canada Agreement applicable to imports from our operations in Mexico. However, we cannot provide any assurance that these exclusions and exemptions will remain in place indefinitely, or that any new or expanded tariffs will not have a material adverse impact on our business in the future.
While challenging macroeconomic conditions may persist in the near and intermediate term, we remain confident in our belief that the long-term demand for semiconductors, semiconductor capital equipment, and our products will continue to grow, driven by an increasing need for expanded semiconductor productive capacity and advanced manufacturing process technologies.

Results of Operations
The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended
	March 28, 2025	March 29, 2024
	(in thousands)
Net sales	$244,465	$201,383
Cost of sales	215,943	178,389
Gross profit	28,522	22,994
Operating expenses:
Research and development	5,874	5,370
Selling, general, and administrative	21,742	19,219
Amortization of intangible assets	2,078	2,146
Total operating expenses	29,694	26,735
Operating Loss	(1,172)	(3,741)
Interest expense, net	1,646	4,096
Other expense, net	81	239
Loss before income taxes	(2,899)	(8,076)
Income tax expense	1,660	913
Net loss	$(4,559)	$(8,989)

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended
	March 28, 2025	March 29, 2024

Net sales	100.0	100.0
Cost of sales	88.3	88.6
Gross profit	11.7	11.4
Operating expenses:
Research and development	2.4	2.7
Selling, general, and administrative	8.9	9.5
Amortization of intangible assets	0.9	1.1
Total operating expenses	12.1	13.3
Operating Loss	(0.5)	(1.9)
Interest expense, net	0.7	2.0
Other expense, net	0.0	0.1
Loss before income taxes	(1.2)	(4.0)
Income tax expense	0.7	0.5
Net loss	(1.9)	(4.5)

Comparison of the Three Months Ended March 28, 2025 and March 29, 2024
Net sales

	Three Months Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(dollars in thousands)
Net sales	$244,465	$201,383	$43,082	21.4%
The increase in net sales from the three months ended March 29, 2024 to the three months ended March 28, 2025 was primarily due to increased customer demand as a result of a stronger semiconductor capital equipment spending environment.
Gross margin

	Three Months Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(dollars in thousands)
Cost of sales	$215,943	$178,389	$37,554	21.1%
Gross profit	$28,522	$22,994	$5,528	24.0%
Gross margin	11.7%	11.4%		+30	bps
The increase in gross margin from the three months ended March 29, 2024 to the three months ended March 28, 2025 was primarily due to lower excess and obsolete inventory expense (+65bps), partially offset by unfavorable sales mix and increased factory overhead costs.

Research and development

	Three Months Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(dollars in thousands)
Research and development	$5,874	$5,370	$504	9.4%
The increase in research and development expenses from the three months ended March 29, 2024 to the three months ended March 28, 2025 was primarily due to increased material and service costs from our new product development programs of $0.2 million and increased employee-related expenses of $0.3 million, inclusive of share-based compensation expense.
Selling, general, and administrative

	Three Months Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$21,742	$19,219	$2,523	13.1%
The increase in selling, general, and administrative expense from the three months ended March 29, 2024 to the three months ended March 28, 2025 was primarily due to increased share based compensation expense of $1.7 million, increased IT system and related support costs of $0.6 million, increase outside service and software provider costs of $0.5 million, and increased severance costs associated with our global reduction-in-force programs of $0.3, partially offset by reduced transaction-related costs associated with our acquisitions pipeline of $0.8 million.
Amortization of intangible assets

	Three Months Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$2,078	$2,146	$(68)	(3.2)%
The decrease in amortization expense from the three months ended March 29, 2024 to the three months ended March 28, 2025 was due to certain intangible assets becoming fully amortized in the second half of 2024.
Interest expense, net

	Three Months Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(dollars in thousands)
Interest expense, net	$1,646	$4,096	$(2,450)	(59.8)%
Weighted average borrowings outstanding	$127,562	$243,935	$(116,373)	(47.7)%
Weighted average borrowing rate	6.24%	7.61%		-137 bps
The decrease in interest expense, net from the three months ended March 29, 2024 to the three months ended March 28, 2025 was primarily due to a decrease in our weighted average borrowings outstanding and a decrease in our weighted average borrowing rate. The reduction in our weighted average borrowings outstanding was primarily due to paying off our revolving credit facility near the end of the first quarter of 2024. The decrease in our weighted average borrowing rate was due to lower applicable margin as a result of a lower leverage ratio (-41 bps) and lower Secured Overnight Financing Rate ("SOFR") rates, the variable portion of our borrowing rate (-96 bps).

Other expense, net

	Three Months Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(dollars in thousands)
Other expense, net	$81	$239	$(158)	(66.1)%
The change in other expense, net from the three months ended March 29, 2024 to the three months ended March 28, 2025 was primarily due to currency exchange rate fluctuations related to our local currency payables and cash holdings of our foreign operations.
Income tax expense

	Three Months Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(dollars in thousands)
Income tax expense	$1,660	$913	$747	81.8%
Loss before income taxes	$(2,899)	$(8,076)	$5,177	(64.1)%
Effective income tax rate	-57.3%	-11.3%		-4,600 bps
The increase in income tax expense from the three months ended March 29, 2024 to the three months ended March 28, 2025 was primarily due to additional tax expense provisioned in Singapore in connection with Pillar Two minimum tax rules and discrete expense from recording a valuation allowance against our Scotland and Korea deferred tax assets in the first quarter of 2025.

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

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from GAAP gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 28, 2025	March 29, 2024
	(dollars in thousands)
U.S. GAAP gross profit	$28,522	$22,994
Non-GAAP adjustments:
Share-based compensation	707	776
Other (1)	1,087	748
Non-GAAP gross profit	$30,316	$24,518
U.S. GAAP gross margin	11.7%	11.4%
Non-GAAP gross margin	12.4%	12.2%
(1)Represents severance costs associated with our global reduction-in-force programs. Additionally, the first quarter of 2025 includes severance costs incurred in connection with the planned exit from our Scotland operations.
The following table presents our unaudited non‑GAAP operating loss and non-GAAP operating margin and a reconciliation from GAAP operating loss, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended
	March 28, 2025	March 29, 2024
	(dollars in thousands, except per share amounts)
U.S. GAAP operating loss	$(1,172)	$(3,741)
Non-GAAP adjustments:
Amortization of intangible assets	2,078	2,146
Share-based compensation	4,123	2,375
Transaction-related costs (1)	—	785
Other (2)	1,546	867
Non-GAAP operating income	$6,575	$2,432
U.S. GAAP operating margin	(0.5)%	(1.9)%
Non-GAAP operating margin	2.7%	1.2%
(1)Represents transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Represents severance costs associated with our global reduction-in-force programs. Additionally, the first quarter of 2025 includes severance costs incurred in connection with the planned exit from our Scotland operations.

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

	Three Months Ended
	March 28, 2025	March 29, 2024
	(dollars in thousands, except per share amounts)
U.S. GAAP net loss	$(4,559)	$(8,989)
Non-GAAP adjustments:
Amortization of intangible assets	2,078	2,146
Share-based compensation	4,123	2,375
Transaction-related costs (1)	—	785
Other (2)	1,546	867
Tax adjustments related to non-GAAP adjustments (3)	711	104
Tax expense from valuation allowance (4)	337	—
Non-GAAP net income (loss)	$4,236	$(2,712)
U.S. GAAP diluted EPS	$(0.13)	$(0.30)
Non-GAAP diluted EPS	$0.12	$(0.09)
Shares used to compute non-GAAP diluted EPS	34,206,989	30,010,971
(1)Represents transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Represents severance costs associated with our global reduction-in-force programs. Additionally, the first quarter of 2025 includes severance costs incurred in connection with the planned exit from our Scotland operations.
(3)Adjusts GAAP income tax expense for the impact of our non-GAAP adjustments, which are presented on a gross basis.
(4)During the first quarter of 2025, we recorded a valuation allowance against the deferred tax assets from Scotland and Korea operations.

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
Summary of Cash Flows
We ended the first quarter of 2025 with cash and cash equivalents of $109.3 million, an increase of $0.6 million from the prior year ended December 27, 2024. The increase was primarily due to net cash provided by operating activities of $19.0 million and net cash received from share-based compensation of $2.0 million, partially offset by capital expenditures of $18.5 million and net payments on credit facilities of $1.9 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Three Months Ended
	March 28, 2025	March 29, 2024
	(in thousands)
Cash provided by operating activities	$18,977	$4,804
Cash used in investing activities	(18,481)	(4,490)
Cash provided by financing activities	116	21,855
Net increase (decrease) in cash	$612	$22,169
Our cash provided by operating activities of $19.0 million for the three months ended March 28, 2025 consisted of net non-cash charges of $12.5 million, consisting primarily of depreciation and amortization of $8.1 million and share-based compensation expense of $4.1 million, and a decrease in our net operating assets and liabilities of $11.0 million, partially offset by net loss of $4.6 million.
The decrease in our net operating assets and liabilities of $11.0 million during the three months ended March 28, 2025 was primarily due to an increase in accounts payable of $14.3 million and a decrease in accounts receivable of $6.8 million, partially offset by an increase in inventories of $13.4 million.
The increase in cash provided by operating activities from the three months ended March 29, 2024 to the three months ended March 28, 2025 was primarily due to favorable changes in working capital of $7.4 million, a reduction in net loss of $4.4 million, and an increase in net non-cash charges of $2.4 million.
Cash used in investing activities during the three months ended March 28, 2025 and March 29, 2024 consisted of capital expenditures.
Cash provided by financing activities during the three months ended March 28, 2025 consisted of net proceeds from share-based compensation activity of $2.0 million, partially offset by net payment on our credit facilities of $1.9 million. The decrease in cash provided by financing activities from the three months ended March 29, 2024 to the three months ended March 28, 2025 was primarily due to 2024 net proceeds of $136.7 million from our issuance of 3.8 million ordinary shares in March 2024 in connection with an underwritten public offering which were partially used to make net payments on our credit facilities of $116.9 million.

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
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are identified and described in our annual consolidated financial statements and the notes included in our 2024 Annual Report on Form 10‑K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please see our 2024 Annual Report on Form 10-K (Part II, Item 7A). There have been no material changes to this information.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act, our certifying officers concluded that our disclosure controls and procedures were effective as of March 28, 2025.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any legal proceeding that, if determined adversely to us, would have a material adverse effect on us.

ITEM 1A. RISK FACTORS
This quarterly report should be read in conjunction with the risk factors included in our 2024 Annual Report on Form 10‑K. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Insider Trading Arrangements
On February 10, 2025, Jeffery Andreson, Chief Executive Officer and a director of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement provides for the potential sale of an aggregate of up to 62,266 of our ordinary shares issuable upon the exercise of option awards granted to Mr. Anderson under our 2016 Omnibus Incentive Plan. The trading arrangement will expire on January 6, 2027, and may be terminated earlier in the limited circumstances defined in the trading arrangement.

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

ICHOR HOLDINGS, LTD.

Date: May 6, 2025	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Greg Swyt
Greg Swyt
Chief Financial Officer (Principal Accounting and Financial Officer)