Form 10-Q
period 2025-06-27
ICHOR HOLDINGS, LTD.
filed 2025-08-05
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of July 29, 2025, the registrant had 34,327,355 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 27, 2025	December 27, 2024
Assets
Current assets:
Cash and cash equivalents	$92,224	$108,669
Accounts receivable, net	80,821	86,619
Inventories	259,373	250,102
Prepaid expenses and other current assets	6,710	7,230
Total current assets	439,128	452,620
Property and equipment, net	108,907	94,867
Operating lease right-of-use assets	39,313	44,461
Other noncurrent assets	14,715	15,182
Deferred tax assets, net	3,043	4,316
Intangible assets, net	44,560	48,716
Goodwill	335,402	335,402
Total assets	$985,068	$995,564
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$90,581	$91,719
Accrued liabilities	16,477	15,992
Other current liabilities	10,387	8,965
Current portion of long-term debt	7,500	7,500
Current portion of lease liabilities	11,478	11,494
Total current liabilities	136,423	135,670
Long-term debt, less current portion, net	117,505	121,023
Lease liabilities, less current portion	30,300	34,189
Deferred tax liabilities, net	1,555	1,555
Other non-current liabilities	5,138	4,791
Total liabilities	290,921	297,228
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 34,243,283 and 33,859,542 shares outstanding, respectively; 38,680,722 and 38,296,981 shares issued, respectively)	3	3
Additional paid in capital	615,838	606,060
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	169,884	183,851
Total shareholders’ equity	694,147	698,336
Total liabilities and shareholders’ equity	$985,068	$995,564
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$240,285	$203,227	$484,750	$404,610
Cost of sales	213,083	177,670	429,026	356,059
Gross profit	27,202	25,557	55,724	48,551
Operating expenses:
Research and development	5,710	5,926	11,584	11,296
Selling, general, and administrative	24,254	19,807	45,996	39,026
Amortization of intangible assets	2,078	2,086	4,156	4,232
Total operating expenses	32,042	27,819	61,736	54,554
Operating loss	(4,840)	(2,262)	(6,012)	(6,003)
Interest expense, net	1,635	1,858	3,281	5,954
Other expense, net	193	50	274	289
Loss before income taxes	(6,668)	(4,170)	(9,567)	(12,246)
Income tax expense	2,740	942	4,400	1,855
Net loss	$(9,408)	$(5,112)	$(13,967)	$(14,101)
Net loss per share
Basic	$(0.28)	$(0.15)	$(0.41)	$(0.44)
Diluted	$(0.28)	$(0.15)	$(0.41)	$(0.44)
Shares used to compute Net loss per share:
Basic	34,179,382	33,548,071	34,088,873	31,779,521
Diluted	34,179,382	33,548,071	34,088,873	31,779,521
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending June 27, 2025	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 28, 2025	34,113,204	$3	$612,644	4,437,439	$(91,578)	$179,292	$700,361
Ordinary shares issued from exercise of stock options	—	—	—	—	—	—	—
Ordinary shares issued from vesting of restricted share units	130,079	—	(1,033)	—	—	—	(1,033)
Ordinary shares issued from employee share purchase plan	—	—	—	—	—	—	—
Share-based compensation expense	—	—	4,227	—	—	—	4,227
Net loss	—	—	—	—	—	(9,408)	(9,408)
Balance at June 27, 2025	34,243,283	$3	$615,838	4,437,439	$(91,578)	$169,884	$694,147

For the six months ending June 27, 2025	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 27, 2024	33,859,542	$3	$606,060	4,437,439	$(91,578)	$183,851	$698,336
Ordinary shares issued from exercise of stock options	137,080	—	3,404	—	—	—	3,404
Ordinary shares issued from vesting of restricted share units	207,597	—	(3,046)	—	—	—	(3,046)
Ordinary shares issued from employee share purchase plan	39,064	—	1,070	—	—	—	1,070
Share-based compensation expense	—	—	8,350	—	—	—	8,350
Net loss	—	—	—	—	—	(13,967)	(13,967)
Balance at June 27, 2025	34,243,283	$3	$615,838	4,437,439	$(91,578)	$169,884	$694,147
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ending June 28, 2024	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 29, 2024	33,467,846	$3	$593,125	4,437,439	$(91,578)	$195,682	$697,232
Ordinary shares issued, net of transaction costs	—	—	—	—	—	—	—
Ordinary shares issued from exercise of stock options	31,381	—	747	—	—	—	747
Ordinary shares issued from vesting of restricted share units	130,104	—	(1,929)	—	—	—	(1,929)
Ordinary shares issued from employee share purchase plan	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,938	—	—	—	3,938
Net loss	—	—	—	—	—	(5,112)	(5,112)
Balance at June 28, 2024	33,629,331	$3	$595,881	4,437,439	$(91,578)	$190,570	$694,876

For the six months ending June 28, 2024	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 29, 2023	29,435,398	$3	$451,581	4,437,439	$(91,578)	$204,671	$564,677
Ordinary shares issued, net of transaction costs	3,833,334	—	136,738	—	—	—	136,738
Ordinary shares issued from exercise of stock options	142,331	—	3,500	—	—	—	3,500
Ordinary shares issued from vesting of restricted share units	182,215	—	(3,272)	—	—	—	(3,272)
Ordinary shares issued from employee share purchase plan	36,053	—	1,021	—	—	—	1,021
Share-based compensation expense	—	—	6,313	—	—	—	6,313
Net loss	—	—	—	—	—	(14,101)	(14,101)
Balance at June 28, 2024	33,629,331	$3	$595,881	4,437,439	$(91,578)	$190,570	$694,876
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net loss	$(13,967)	$(14,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,057	15,679
Share-based compensation	8,350	6,313
Impairment of lease right-of-use assets	1,292	—
Deferred income taxes	1,273	45
Amortization of debt issuance costs	232	232
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5,798	1,505
Inventories	(9,271)	14,410
Prepaid expenses and other assets	4,777	1,878
Accounts payable	(468)	(144)
Accrued liabilities	305	53
Other liabilities	(2,909)	(3,574)
Net cash provided by operating activities	11,469	22,296
Cash flows from investing activities:
Capital expenditures	(25,772)	(7,337)
Net cash used in investing activities	(25,772)	(7,337)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	—	136,738
Issuance of ordinary shares under share-based compensation plans	4,654	4,719
Employees' taxes paid upon vesting of restricted share units	(3,046)	(3,272)
Repayments on revolving credit facility	—	(115,000)
Repayments on term loan	(3,750)	(3,750)
Net cash provided by (used in) financing activities	(2,142)	19,435
Net increase (decrease) in cash	(16,445)	34,394
Cash at beginning of period	108,669	79,955
Cash at end of period	$92,224	$114,349
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,344	$7,536
Cash paid during the period for taxes, net of refunds	$1,299	$1,452
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$4,291	$1,458
Right-of-use assets obtained in exchange for new operating lease liabilities	$773	$2,379
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
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 26, 2025 and December 27, 2024 are each 52 weeks. References to 2025 and 2024 relate to the fiscal years then ended, respectively. The three-month periods ended June 27, 2025 and June 28, 2024 are each 13 weeks. References to the second quarter of 2025 and 2024 relate to the three-month periods then ended, respectively.
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
Change in Accounting Estimate
On March 29, 2025, we changed our accounting estimate for the expected useful lives of Computer Numerical Control ("CNC") machinery. We evaluated our current asset base and reassessed the estimated useful lives of the CNC machinery in connection with our recent usage of older machinery, including considering the technological and physical obsolescence of such machinery. Based on this evaluation, we determined the expected useful life of the CNC machinery should be increased from seven to ten years to more closely reflect the estimated economic life of those assets. This change in estimate was applied prospectively effective for the second quarter of 2025 and resulted in a decrease to depreciation expense in cost of sales of $1.0 million for the second quarter of 2025. For the three and six months ended June 27, 2025, this change in estimate reduced Operating loss and Net loss by approximately $1.0 million and $1.0 million and Net loss per share by $0.02 and $0.03, respectively.
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

Note 2 – Inventories
Inventories consist of the following:

	June 27, 2025	December 27, 2024
Raw materials	$200,954	$197,975
Work in process	49,641	45,075
Finished goods	45,844	43,445
Excess and obsolete adjustment	(37,066)	(36,393)
Total inventories	$259,373	$250,102

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	June 27, 2025	December 27, 2024
Machinery	$140,086	$123,509
Leasehold improvements	47,901	48,487
Computer software, hardware, and equipment	9,093	8,707
Office furniture, fixtures, and equipment	1,598	1,593
Vehicles	393	395
Construction-in-process	18,965	12,612
	218,036	195,303
Less accumulated depreciation	(109,129)	(100,436)
Total property and equipment, net	$108,907	$94,867
Depreciation expense was $5.5 million and $5.3 million for the second quarter of 2025 and 2024, respectively.
Depreciation expense was $11.1 million and $10.4 million for the six months ended June 27, 2025 and June 28, 2024, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To date, these costs have been those incurred to implement a new company-wide enterprise resource planning system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $13.3 million and $11.2 million as of June 27, 2025 and December 27, 2024, respectively, and is included in other noncurrent assets on our consolidated balance sheets. The related amortization expense, which is included in selling, general, and administrative expenses on our consolidated statements of operations, was $0.4 million and $0.3 million for the second quarter of 2025 and 2024, respectively, and $0.8 million and $0.5 million for the six months ended June 27, 2025 and June 28, 2024, respectively.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	June 27, 2025
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$73,142	$(32,398)	$—	$40,744	9.9 years
Developed technology	11,047	(7,231)	—	3,816	10.0 years
Total intangible assets	$84,189	$(39,629)	$—	$44,560

	December 27, 2024
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$73,142	$(28,779)	$—	$44,363	9.9 years
Developed technology	11,047	(6,694)	—	4,353	10.0 years
Total intangible assets	$84,189	$(35,473)	$—	$48,716

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
During the three and six months ended June 27, 2025, we recorded a $1.3 million non-cash impairment charge in connection with the abandonment of an ROU lease asset associated with the exit from our Scotland operations. The impairment of the ROU lease asset is included in selling, general, and administrative expenses within the accompanying consolidated statement of operations.
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Operating lease cost	$2,885	$2,492	$5,630	$4,984
Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,762	$4,851

Supplemental balance sheet information related to leases is as follows:

	June 27, 2025	December 27, 2024
Weighted-average remaining lease term of operating leases	5.8 years	6.1 years
Weighted-average discount rate of operating leases	4.9%	4.7%
Future minimum lease payments under non-cancelable leases are as follows as of June 27, 2025:

2025, remaining	$5,727
2026	11,478
2027	10,519
2028	5,835
2029	3,229
Thereafter	12,269
Total future minimum lease payments	49,057
Less imputed interest	(7,279)
Total lease liabilities	$41,778
Less current portion	$(11,478)
Total lease liabilities, less current portion	$30,300

Note 6 – Income Taxes
On July 4, 2025, a budget and reconciliation package referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA enacts significant changes to U.S. tax and related laws, including, among other things, expensing of domestic research expenses, increasing the limit of the interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. We are currently evaluating the impact the new tax law will have on our financial condition and results of operations. We do not anticipate a material change to our effective income tax rate or our net deferred federal income tax assets as a result of these changes. We expect the impact of the tax law changes from the OBBBA to be included in our financial statements beginning in the three months ending September 26, 2025.
Income tax information for the periods reported is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Income tax expense	$2,740	$942	$4,400	$1,855
Loss before income taxes	$(6,668)	$(4,170)	$(9,567)	$(12,246)
Effective income tax rate	(41.1)%	(22.6)%	(46.0)%	(15.1)%
Our effective tax rate for the three and six months ended June 27, 2025 differs from the statutory rate primarily due to taxes on foreign income that differs from the U.S. tax rate, including an accrual for the Organization for Economic Co-operation and Development's (“OECD”) Global Anti-Base Erosion Model Rules ("Pillar Two") taxes, the impact of stock option exercises, and the impact of a valuation allowance against U.S. deferred tax assets. Pillar Two taxes primarily impact our Singapore operations, wherein we were granted and currently participate in a tax holiday expiring in 2026.
The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.2 million as of June 27, 2025. The related interest was insignificant, and the related penalties were $0.7 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.
As of June 27, 2025, we were under examination by California tax authorities for fiscal years 2020-2022.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.7 million and $0.6 million for the second quarter of 2025 and 2024, respectively, and $1.5 million and $1.4 million for the six months ended June 27, 2025 and June 28, 2024, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	June 27, 2025	December 27, 2024
Term loan	$125,625	$129,375
Revolving credit facility	—	—
Total principal amount of long-term debt	125,625	129,375
Less unamortized debt issuance costs	(620)	(852)
Total long-term debt, net	125,005	128,523
Less current portion	(7,500)	(7,500)
Total long-term debt, less current portion, net	$117,505	$121,023
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
As of June 27, 2025, interest is charged at either the Base Rate or SOFR (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.5%, or iii) SOFR plus 1.00%. The applicable margin on Base Rate and SOFR loans is 0.375% to 1.375% and 1.375% to 2.375% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. SOFR interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. As of June 27, 2025, our credit facilities bore interest under the SOFR option at 6.07%.

Note 9 – Share‑Based Compensation
On March 26, 2025, our Human Capital Committee of our Board of Directors approved the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by our stockholders on May 14, 2025 and allows for the issuance of 2,963,471 shares to be used for awards under the Plan. The 2025 Plan replaces the Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (the "2016 Plan") in its entirety, except with respect to awards granted under the 2016 Plan prior to the effective date of the 2025 Plan.

The 2025 Omnibus Incentive Plan provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of stock options (“options”), tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“RSUs”), performance awards, and other share‑based awards. Forfeited or expired awards are returned to the incentive plan pool for future grants. Awards generally vest over four years, 25% on the first anniversary of the date of grant and quarterly thereafter over the remaining three years. Upon vesting of RSUs, shares are withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares are never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $4.2 million and $3.9 million for the second quarter of 2025 and 2024, respectively, and $8.4 million and $6.3 million for the six months ended June 27, 2025 and June 28, 2024, respectively.
Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 27, 2024	365,085	$24.28
Granted	—	$—
Exercised	(137,080)	$24.83
Forfeited or expired	(11,648)	$22.38
Outstanding, June 27, 2025	216,357	$24.03	1.2 years	$—
Exercisable, June 27, 2025	216,357	$24.03	1.2 years	$—
Restricted Share Units
The following table summarizes RSU activity:

	Number of RSUs
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 27, 2024	1,031,455	178,610	201,841	$33.92
Granted	430,520	57,044	57,048	$19.68
Vested	(261,252)	(23,150)	(44,191)	$32.54
Forfeited	(39,631)	(11,974)	(8,497)	$30.32
Unvested, June 27, 2025	1,161,092	200,530	206,201	$29.40
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
As of June 27, 2025, approximately 2.1 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net loss	$(9,408)	$(5,112)	$(13,967)	$(14,101)
Denominator:
Basic weighted average ordinary shares outstanding	34,179,382	33,548,071	34,088,873	31,779,521
Dilutive effect of options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of ESPP	—	—	—	—
Diluted weighted average ordinary shares outstanding	34,179,382	33,548,071	34,088,873	31,779,521
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	1,995,000	2,193,000	2,322,000	2,492,000
Net loss per share:
Basic	$(0.28)	$(0.15)	$(0.41)	$(0.44)
Diluted	$(0.28)	$(0.15)	$(0.41)	$(0.44)
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
The following table sets forth sales by geographic area, which represents sales to unaffiliated customers based upon the location to which the products were shipped:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Singapore	$106,870	$81,541	215,958	160,667
United States of America	76,684	69,259	$152,494	133,653
Europe	25,279	21,307	50,412	52,656
Other	31,452	31,120	65,886	57,634
Total net sales	$240,285	$203,227	$484,750	$404,610
Foreign long-lived assets, exclusive of deferred tax assets, were $68.9 million and $62.5 million as of June 27, 2025 and December 27, 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including in this Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include geopolitical, economic and market conditions, including high inflation, changes to tax, trade, fiscal and monetary policy, high interest rates, currency fluctuations, challenges in the supply chain and any disruptions in the global economy as a result of the conflicts in Ukraine and the Middle East; dependence on expenditures by manufacturers and cyclical downturns in the semiconductor capital equipment industry; reliance on a very small number of original equipment manufacturers (“OEMs”) for a significant portion of sales; being unable to attract, hire, integrate and retain key personnel and other necessary employees; negotiating leverage held by our customers; competitiveness and rapid evolution of the industries in which we participate; keeping pace with developments in the industries we serve and with technological innovation generally; designing, developing and introducing new products that are accepted by OEMs in order to retain our existing customers and obtain new customers; becoming involved in litigation and regulatory proceedings, which could require significant attention from our management and result in significant expense to us and disruptions in our business; managing our manufacturing and procurement process effectively; defects in our products that could damage our reputation, decrease market acceptance and result in potentially costly litigation; our dependence on a limited number of suppliers; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our Annual Report on Form 10‑K for the fiscal year ended December 27, 2024 (“2024 Annual Report on Form 10-K”) and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in Part I – Item 1A. Risk Factors to our 2024 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
We have a global footprint with production facilities in California, Minnesota, Oregon, Texas, Singapore, Malaysia, Mexico, and Korea.
The following table summarizes key financial information for the periods indicated. Amounts are presented in accordance with GAAP unless explicitly identified as being a non-GAAP metric. For a description of our non-GAAP metrics and reconciliations to the most comparable GAAP metrics, please refer below to the section entitled Non-GAAP Financial Results within this report.

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
	(dollars in thousands, except per share amounts)
Net sales	$240,285	$203,227	$484,750	$404,610
Gross margin	11.3%	12.6%	11.5%	12.0%
Non-GAAP gross margin	12.5%	13.0%	12.4%	12.6%
Operating margin	(2.0)%	(1.1)%	(1.2)%	(1.5)%
Non-GAAP operating margin	2.6%	2.2%	2.6%	1.7%
Net loss	$(9,408)	$(5,112)	$(13,967)	$(14,101)
Non-GAAP net income (loss)	$1,097	$1,819	$5,333	$(893)
Diluted EPS	$(0.28)	$(0.15)	$(0.41)	$(0.44)
Non-GAAP diluted EPS	$0.03	$0.05	$0.16	$(0.03)

Macroeconomic Conditions and Business Update
The semiconductor capital equipment industry is inherently cyclical. Overall semiconductor equipment spending in 2025 is anticipated to grow over 2024 levels, particularly in our primary markets of etch and deposition, where current demand remains healthy among our customers. However, the global trade environment and the outcome of ongoing negotiations between the United States and other countries with respect to tariffs remains uncertain and could materially affect our costs for materials, prices for our products, and demand. To date, although we have experienced modest increases in costs for certain of our materials, tariffs have not materially impacted demand for our products or costs for materials. Currently, semiconductors are excluded from the "reciprocal tariffs" and our tariff exemption under the U.S.-Mexico-Canada Agreement remains applicable to imports from our operations in Mexico. However, we cannot provide any assurance that these exclusions and exemptions will remain in place indefinitely, or that any new or expanded tariffs will not have a material adverse impact on our business in the future.
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

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
	(in thousands)
Net sales	$240,285	$203,227	$484,750	$404,610
Cost of sales	213,083	177,670	429,026	356,059
Gross profit	27,202	25,557	55,724	48,551
Operating expenses:
Research and development	5,710	5,926	11,584	11,296
Selling, general, and administrative	24,254	19,807	45,996	39,026
Amortization of intangible assets	2,078	2,086	4,156	4,232
Total operating expenses	32,042	27,819	61,736	54,554
Operating loss	(4,840)	(2,262)	(6,012)	(6,003)
Interest expense, net	1,635	1,858	3,281	5,954
Other expense, net	193	50	274	289
Loss before income taxes	(6,668)	(4,170)	(9,567)	(12,246)
Income tax expense	2,740	942	4,400	1,855
Net loss	$(9,408)	$(5,112)	$(13,967)	$(14,101)

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024

Net sales	100.0	100.0	100.0	100.0
Cost of sales	88.7	87.4	88.5	88.0
Gross profit	11.3	12.6	11.5	12.0
Operating expenses:
Research and development	2.4	2.9	2.4	2.8
Selling, general, and administrative	10.1	9.7	9.5	9.6
Amortization of intangible assets	0.9	1.0	0.9	1.0
Total operating expenses	13.3	13.7	12.7	13.5
Operating loss	(2.0)	(1.1)	(1.2)	(1.5)
Interest expense, net	0.7	0.9	0.7	1.5
Other expense, net	0.1	0.0	0.1	0.1
Loss before income taxes	(2.8)	(2.1)	(2.0)	(3.0)
Income tax expense	1.1	0.5	0.9	0.5
Net loss	(3.9)	(2.5)	(2.9)	(3.5)

Comparison of the Three and Six Months Ended June 27, 2025 and June 28, 2024
Net sales

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2025	June 28, 2024	Amount	%	June 27, 2025	June 28, 2024	Amount	%
	(dollars in thousands)
Net sales	$240,285	$203,227	$37,058	18.2%	$484,750	$404,610	$80,140	19.8%
The increase in net sales from the three and six months ended June 28, 2024 to the three and six months ended June 27, 2025 was primarily due to increased customer demand as a result of a stronger semiconductor capital equipment spending environment.

Gross margin

	Three Months Ended		Change			Six Months Ended		Change
	June 27, 2025	June 28, 2024	Amount	%		June 27, 2025	June 28, 2024	Amount	%
	(dollars in thousands)
Cost of sales	$213,083	$177,670	$35,413	19.9%		$429,026	$356,059	$72,967	20.5%
Gross profit	$27,202	$25,557	$1,645	6.4%		$55,724	$48,551	$7,173	14.8%
Gross margin	11.3%	12.6%		-130	bps	11.5%	12.0%		-50	bps
The decrease in gross margin from the second quarter of 2024 to the second quarter of 2025 was primarily due to increased material costs, unfavorable sales mix, and inventory write-off costs of $1.6 million associated with the planned exit from our Scotland operations, partially offset by reduced excess and obsolete inventory expense of $1.3 million.
The decrease in gross margin from the six months ended June 28, 2024 to the six months ended June 27, 2025 was primarily due to increased material costs, unfavorable sales mix, and inventory write-off costs of $1.6 million associated with the planned exit from our Scotland operations, partially offset by reduced excess and obsolete inventory expense of $2.9 million.
Research and development

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2025	June 28, 2024	Amount	%	June 27, 2025	June 28, 2024	Amount	%
	(dollars in thousands)
Research and development	$5,710	$5,926	$(216)	(3.6)%	$11,584	$11,296	$288	2.5%
The decrease and increase in research and development expenses from the three and six months ended June 28, 2024 to the three and six months ended June 27, 2025, respectively, was primarily due to fluctuations in material and service costs from our new product development programs and in employee-related expenses, inclusive of share-based compensation expense, and professional legal expenses.
Selling, general, and administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2025	June 28, 2024	Amount	%	June 27, 2025	June 28, 2024	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$24,254	$19,807	$4,447	22.5%	$45,996	$39,026	$6,970	17.9%
The increase in selling, general, and administrative expenses from the second quarter of 2024 to the second quarter of 2025 was primarily due to increased exit disposal costs of $2.0 million associated with the planned exit from our Scotland operations, increased employee health insurance claims of $1.3 million, increased costs associated with software and IT services of $0.5 million, increased outside service provider costs of $0.3 million, increased share-based compensation expense of $0.2 million, and increased severance costs of $0.1 million.
The increase in selling, general, and administrative expenses from the six months ended June 28, 2024 to the six months ended June 27, 2025 was primarily due to increased share based compensation expense of $2.0 million, increased exit disposal costs of $2.0 million associated with the planned exit from our Scotland operations, increased employee health insurance claims of $1.5 million, increased costs associated with software and IT services of $1.0 million, increased outside service provider costs of $0.8 million, and increased severance costs of $0.4 million, partially offset by reduced transaction-related costs associated with our acquisitions pipeline of $0.8 million.

Amortization of intangible assets

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2025	June 28, 2024	Amount	%	June 27, 2025	June 28, 2024	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$2,078	$2,086	$(8)	(0.4)%	$4,156	$4,232	$(76)	(1.8)%
Amortization expense remained substantially unchanged from the three and six months ended June 28, 2024 to the three and six months ended June 27, 2025.
Interest expense, net

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2025	June 28, 2024	Amount	%	June 27, 2025	June 28, 2024	Amount	%
	(dollars in thousands)
Interest expense, net	$1,635	$1,858	$(223)	(12.0)%	$3,281	$5,954	$(2,673)	(44.9)%
Weighted average borrowings outstanding	$125,666	$133,104	$(7,438)	(5.6)%	$126,614	$188,520	$(61,906)	(32.8)%
Weighted average borrowing rate	6.06%	7.45%		-139 bps	6.15%	7.53%		-138 bps
The decrease in interest expense, net from the three and six months ended June 28, 2024 to the three and six months ended June 27, 2025 was primarily due to a decrease in our weighted average borrowings outstanding and a decrease in our weighted average borrowing rate. The reduction in our weighted average borrowings outstanding was primarily due to paying off our revolving credit facility near the end of the first quarter of 2024. The decrease in our weighted average borrowing rate was due to lower applicable margin as a result of a lower leverage ratio (-49 and -46 bps, respectively) and lower Secured Overnight Financing Rate ("SOFR") rates, the variable portion of our borrowing rate (-90 and -92 bps, respectively).
Other expense, net

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2025	June 28, 2024	Amount	%	June 27, 2025	June 28, 2024	Amount	%
	(dollars in thousands)
Other expense, net	$193	$50	$143	286.0%	$274	$289	$(15)	(5.2)%
The change in other expense, net from the three and six months ended June 28, 2024 to the three and six months ended June 27, 2025 was primarily due to currency exchange rate fluctuations related to our local currency payables and cash holdings of our foreign operations.
Income tax expense

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2025	June 28, 2024	Amount	%	June 27, 2025	June 28, 2024	Amount	%
	(dollars in thousands)
Income tax expense	$2,740	$942	$1,798	190.9%	$4,400	$1,855	$2,545	137.2%
Loss before income taxes	$(6,668)	$(4,170)	$(2,498)	59.9%	$(9,567)	$(12,246)	$2,679	(21.9)%
Effective income tax rate	-41.1%	-22.6%		-1,850 bps	-46.0%	-15.1%		-3,090 bps
The increase in income tax expense from the three and six months ended June 28, 2024 to the three and six months ended June 27, 2025 was primarily due to additional tax expense provisioned in Singapore in connection with Pillar Two minimum tax rules and increased withholding taxes.

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
Non-GAAP results have limitations as analytical tools, and you should not consider them in isolation or as substitutes for our results reported under GAAP. Other companies may calculate non-GAAP results differently or may use other measures to evaluate their performance, both of which could reduce the usefulness of our non-GAAP results as tools for comparison.
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
The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from GAAP gross profit, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
	(dollars in thousands)
U.S. GAAP gross profit	$27,202	$25,557	$55,724	$48,551
Non-GAAP adjustments:
Share-based compensation	774	717	1,481	1,493
Facility shutdown costs (1)	1,619	—	1,923	—
Other (2)	378	160	1,161	908
Non-GAAP gross profit	$29,973	$26,434	$60,289	$50,952
U.S. GAAP gross margin	11.3%	12.6%	11.5%	12.0%
Non-GAAP gross margin	12.5%	13.0%	12.4%	12.6%
(1)Represents costs associated with the exit from our Scotland operations. Included in this amount for the three and six months ended June 27, 2025 are write-off costs of inventories determined to be obsolete of $1.6 million and severance costs associated with affected employees. Severance costs totaling $0.3 million incurred during the first quarter of 2025 and previously presented under the heading "Other" have been re-allocated to facility shutdown costs for the three and six months ended June 27, 2025.
(2)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland operations, as described above).

The following table presents our unaudited non‑GAAP operating loss and non-GAAP operating margin and a reconciliation from GAAP operating loss, the most comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
	(dollars in thousands, except per share amounts)
U.S. GAAP operating loss	$(4,840)	$(2,262)	$(6,012)	$(6,003)
Non-GAAP adjustments:
Amortization of intangible assets	2,078	2,086	4,156	4,232
Share-based compensation	4,227	3,938	8,350	6,313
Transaction-related costs (1)	—	—	—	785
Facility shutdown costs (2)	4,296	—	4,888	—
Other (3)	386	733	1,340	1,600
Non-GAAP operating income	$6,147	$4,495	$12,722	$6,927
U.S. GAAP operating margin	(2.0)%	(1.1)%	(1.2)%	(1.5)%
Non-GAAP operating margin	2.6%	2.2%	2.6%	1.7%
(1)Represents transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Represents costs associated with the exit from our Scotland operations. Included in this amount for the three and six months ended June 27, 2025 are write-off costs of inventories determined to be obsolete of $1.6 million, an impairment of the facility lease right-of-use asset of $1.3 million, accelerated depreciation charges of $0.6 million, other direct and incremental facility exit-related costs of $0.6 million, and severance costs associated with affected employees. Severance costs totaling $0.6 million incurred during the first quarter of 2025 and previously presented under the heading "Other" have been re-allocated to facility shutdown costs for the three and six months ended June 27, 2025.
(3)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland operations, as described above).

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

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
	(dollars in thousands, except per share amounts)
U.S. GAAP net loss	$(9,408)	$(5,112)	$(13,967)	$(14,101)
Non-GAAP adjustments:
Amortization of intangible assets	2,078	2,086	4,156	4,232
Share-based compensation	4,227	3,938	8,350	6,313
Transaction-related costs (1)	—	—	—	785
Facility shutdown costs (2)	4,296	—	4,888	—
Other (3)	386	733	1,340	1,600
Tax adjustments related to non-GAAP adjustments (4)	(482)	174	229	278
Tax expense from valuation allowance (5)	—	—	337	—
Non-GAAP net income (loss)	$1,097	$1,819	$5,333	$(893)
U.S. GAAP diluted EPS	$(0.28)	$(0.15)	$(0.41)	$(0.44)
Non-GAAP diluted EPS	$0.03	$0.05	$0.16	$(0.03)
Shares used to compute non-GAAP diluted EPS	34,278,380	34,043,870	34,215,118	31,779,521
(1)Represents transaction-related costs incurred in connection with our acquisitions pipeline.
(2)Represents costs associated with the exit from our Scotland operations. Included in this amount for the three and six months ended June 27, 2025 are write-off costs of inventories determined to be obsolete of $1.6 million, an impairment of the facility lease right-of-use asset of $1.3 million, accelerated depreciation charges of $0.6 million, other direct and incremental facility exit-related costs of $0.6 million, and severance costs associated with affected employees. Severance costs totaling $0.6 million incurred during the first quarter of 2025 and previously presented under the heading "Other" have been re-allocated to facility shutdown costs for the three and six months ended June 27, 2025.
(3)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland operations, as described above).
(4)Adjusts GAAP income tax expense for the impact of our non-GAAP adjustments, which are presented on a gross basis.
(5)During the first quarter of 2025, we recorded a valuation allowance against the deferred tax assets from Scotland and Korea operations.

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
Summary of Cash Flows
We ended the second quarter of 2025 with cash and cash equivalents of $92.2 million, a decrease of $16.4 million from the prior year ended December 27, 2024. The decrease was primarily due to capital expenditures of $25.8 million and net payments on credit facilities of $3.8 million, partially offset by net cash provided by operating activities of $11.5 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Six Months Ended
	June 27, 2025	June 28, 2024
	(in thousands)
Cash provided by operating activities	$11,469	$22,296
Cash used in investing activities	(25,772)	(7,337)
Cash provided by (used in) financing activities	(2,142)	19,435
Net increase (decrease) in cash	$(16,445)	$34,394
Our cash provided by operating activities of $11.5 million for the six months ended June 27, 2025 consisted of net non-cash charges of $27.2 million, consisting primarily of depreciation and amortization of $16.1 million and share-based compensation expense of $8.4 million, partially offset by a net loss of $14.0 million and an increase in net operating assets and liabilities of $1.8 million.
The increase in our net operating assets and liabilities of $1.8 million for the six months ended June 27, 2025, was primarily due to an increase in inventory of $9.3 million and a decrease in other liabilities of $2.9 million, partially offset by a decrease in accounts receivable of $5.8 million and a decrease in prepaid expense and other assets of $4.8 million.
The decrease in cash provided by operating activities from the six months ended June 28, 2024 to the six months ended June 27, 2025 was primarily due to unfavorable changes in working capital of $15.9 million, partially offset by an increase in net non-cash charges of $4.9 million and a decrease in net loss of $0.1 million.
Cash used in investing activities during the six months ended June 27, 2025 and June 28, 2024 consisted of capital expenditures.

Cash used in financing activities during the six months ended June 27, 2025 consisted of net payments on our credit facilities of $3.8 million, partially offset by net proceeds from share-based compensation activity of $1.6 million. The decrease in cash provided by financing activities from the six months ended June 28, 2024 to the six months ended June 27, 2025 was primarily due to 2024 net proceeds of $136.7 million from our issuance of 3.8 million ordinary shares in the first quarter of 2024 in connection with an underwritten public offering, partially offset by the payoff of our revolving credit facility of $115 million in the first quarter of 2024.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act, our certifying officers concluded that our disclosure controls and procedures were effective as of June 27, 2025.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Form of Performance Restricted Stock Unit Agreement Pursuant to the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan
10.2*	Form of Restricted Stock Unit Agreement Pursuant to the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*Filed herewith.
**Furnished herewith and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICHOR HOLDINGS, LTD.

Date: August 5, 2025	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Greg Swyt
Greg Swyt
Chief Financial Officer (Principal Accounting and Financial Officer)