Form 10-Q
period 2025-09-26
ICHOR HOLDINGS, LTD.
filed 2025-11-03
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of October 28, 2025, the registrant had 34,384,231 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 26, 2025	December 27, 2024
Assets
Current assets:
Cash and cash equivalents	$92,500	$108,669
Accounts receivable, net	84,400	86,619
Inventories	241,680	250,102
Prepaid expenses and other current assets	6,362	7,230
Total current assets	424,942	452,620
Property and equipment, net	110,373	94,867
Operating lease right-of-use assets	37,059	44,461
Other noncurrent assets	14,208	15,182
Deferred tax assets, net	2,116	4,316
Intangible assets, net	42,483	48,716
Goodwill	335,402	335,402
Total assets	$966,583	$995,564
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$92,600	$91,719
Accrued liabilities	18,315	15,992
Other current liabilities	9,488	8,965
Current portion of long-term debt	6,250	7,500
Current portion of lease liabilities	11,337	11,494
Total current liabilities	137,990	135,670
Long-term debt, less current portion, net	117,201	121,023
Lease liabilities, less current portion	28,334	34,189
Deferred tax liabilities, net	1,555	1,555
Other non-current liabilities	5,326	4,791
Total liabilities	290,406	297,228
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 34,377,891 and 33,859,542 shares outstanding, respectively; 38,815,330 and 38,296,981 shares issued, respectively)	3	3
Additional paid in capital	620,721	606,060
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	147,031	183,851
Total shareholders’ equity	676,177	698,336
Total liabilities and shareholders’ equity	$966,583	$995,564
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	$239,296	$211,139	$724,046	$615,749
Cost of sales	228,227	183,348	657,253	539,407
Gross profit	11,069	27,791	66,793	76,342
Operating expenses:
Research and development	5,898	5,872	17,482	17,168
Selling, general, and administrative	22,519	20,227	68,515	59,253
Amortization of intangible assets	2,077	2,077	6,233	6,309
Total operating expenses	30,494	28,176	92,230	82,730
Operating loss	(19,425)	(385)	(25,437)	(6,388)
Interest expense, net	1,653	1,638	4,934	7,592
Other expense, net	1,092	587	1,366	876
Loss before income taxes	(22,170)	(2,610)	(31,737)	(14,856)
Income tax expense	683	166	5,083	2,021
Net loss	$(22,853)	$(2,776)	$(36,820)	$(16,877)
Net loss per share
Basic	$(0.67)	$(0.08)	$(1.08)	$(0.52)
Diluted	$(0.67)	$(0.08)	$(1.08)	$(0.52)
Shares used to compute Net loss per share:
Basic	34,346,172	33,700,246	34,174,639	32,419,762
Diluted	34,346,172	33,700,246	34,174,639	32,419,762
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the nine months ending September 26, 2025	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 27, 2024	33,859,542	$3	$606,060	4,437,439	$(91,578)	$183,851	$698,336
Ordinary shares issued, net of transaction costs	—	—	—	—	—	—	—
Ordinary shares issued from exercise of stock options	137,080	—	3,404	—	—	—	3,404
Ordinary shares issued from vesting of restricted share units	77,518	—	(2,013)	—	—	—	(2,013)
Ordinary shares issued from employee share purchase plan	39,064	—	1,070	—	—	—	1,070
Share-based compensation expense	—	—	4,123	—	—	—	4,123
Net loss	—	—	—	—	—	(4,559)	(4,559)
Balance at March 28, 2025	34,113,204	3	612,644	4,437,439	(91,578)	179,292	700,361
Ordinary shares issued, net of transaction costs	—	—	—	—	—	—	—
Ordinary shares issued from exercise of stock options	—	—	—	—	—	—	—
Ordinary shares issued from vesting of restricted share units	130,079	—	(1,033)	—	—	—	(1,033)
Ordinary shares issued from employee share purchase plan	—	—	—	—	—	—	—
Share-based compensation expense	—	—	4,227	—	—	—	4,227
Net loss	—	—	—	—	—	(9,408)	(9,408)
Balance at June 27, 2025	34,243,283	3	615,838	4,437,439	(91,578)	169,884	694,147
Ordinary shares issued, net of transaction costs	—	—	—	—	—	—	—
Ordinary shares issued from exercise of stock options	—	—	—	—	—	—	—
Ordinary shares issued from vesting of restricted share units	58,974	—	(601)	—	—	—	(601)
Ordinary shares issued from employee share purchase plan	75,634	—	1,263	—	—	—	1,263
Share-based compensation expense	—	—	4,221	—	—	—	4,221
Net loss	—	—	—	—	—	(22,853)	(22,853)
Balance at September 26, 2025	34,377,891	$3	$620,721	4,437,439	$(91,578)	$147,031	$676,177

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the nine months ending September 27, 2024	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 29, 2023	29,435,398	$3	$451,581	4,437,439	$(91,578)	$204,671	$564,677
Ordinary shares issued, net of transaction costs	3,833,334	—	136,738	—	—	—	136,738
Ordinary shares issued from exercise of stock options	110,950	—	2,753	—	—	—	2,753
Ordinary shares issued from vesting of restricted share units	52,111	—	(1,343)	—	—	—	(1,343)
Ordinary shares issued from employee share purchase plan	36,053	—	1,021	—	—	—	1,021
Share-based compensation expense	—	—	2,375	—	—	—	2,375
Net loss	—	—	—	—	—	(8,989)	(8,989)
Balance at March 29, 2024	33,467,846	3	593,125	4,437,439	(91,578)	195,682	697,232
Ordinary shares issued, net of transaction costs	—	—	—	—	—	—	—
Ordinary shares issued from exercise of stock options	31,381	—	747	—	—	—	747
Ordinary shares issued from vesting of restricted share units	130,104	—	(1,929)	—	—	—	(1,929)
Ordinary shares issued from employee share purchase plan	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,938	—	—	—	3,938
Net loss	—	—	—	—	—	(5,112)	(5,112)
Balance at June 28, 2024	33,629,331	3	595,881	4,437,439	(91,578)	190,570	694,876
Ordinary shares issued, net of transaction costs	—	—	—	—	—	—	—
Ordinary shares issued from exercise of stock options	7,309	—	170	—	—	—	170
Ordinary shares issued from vesting of restricted share units	43,290	—	(953)	—	—	—	(953)
Ordinary shares issued from employee share purchase plan	44,987	—	1,286	—	—	—	1,286
Share-based compensation expense	—	—	4,672	—	—	—	4,672
Net loss	—	—	—	—	—	(2,776)	(2,776)
Balance at September 27, 2024	33,724,917	$3	$601,056	4,437,439	$(91,578)	$187,794	$697,275

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net loss	$(36,820)	$(16,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,461	22,768
Impairment of inventory	16,713	—
Share-based compensation	12,571	10,985
Impairment of lease right-of-use assets	1,651	—
Deferred income taxes	2,200	(218)
Loss on disposal of equipment	475	—
Amortization of debt issuance costs	349	349
Loss on extinguishment of debt	169	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2,219	(17,429)
Inventories	(8,291)	6,526
Prepaid expenses and other assets	7,566	3,060
Accounts payable	1,875	22,746
Accrued liabilities	2,788	2,845
Other liabilities	(6,210)	(4,387)
Net cash provided by operating activities	20,716	30,368
Cash flows from investing activities:
Capital expenditures	(32,920)	(13,238)
Net cash used in investing activities	(32,920)	(13,238)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	—	136,738
Issuance of ordinary shares under share-based compensation plans	5,272	5,599
Employees' taxes paid upon vesting of restricted share units	(3,647)	(4,225)
Debt issuance and modification costs	(1,215)	—
Repayments on revolving credit facility	—	(115,000)
Proceeds from term loan	57,003	—
Repayments on term loan	(61,378)	(3,750)
Net cash provided by (used in) financing activities	(3,965)	19,362
Net increase (decrease) in cash	(16,169)	36,492
Cash at beginning of period	108,669	79,955
Cash at end of period	$92,500	$116,447
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,117	$9,201
Cash paid during the period for taxes, net of refunds	$1,884	$1,804
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$3,967	$569
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,256	$4,671
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
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 26, 2025 and December 27, 2024 are each 52 weeks. References to 2025 and 2024 relate to the fiscal years then ended, respectively. The three-month periods ended September 26, 2025 and September 27, 2024 are each 13 weeks. References to the third quarter of 2025 and 2024 relate to the three-month periods then ended, respectively.
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
Change in Accounting Estimate
On March 29, 2025, we changed our accounting estimate for the expected useful lives of Computer Numerical Control ("CNC") machinery. We evaluated our current asset base and reassessed the estimated useful lives of the CNC machinery in connection with our recent usage of older machinery, including considering the technological and physical obsolescence of such machinery. Based on this evaluation, we determined the expected useful life of the CNC machinery should be increased from seven to ten years to more closely reflect the estimated economic life of those assets. This change in estimate was applied prospectively effective for the second quarter of 2025 and resulted in a decrease to depreciation expense in cost of sales of $1.0 million for the second quarter of 2025. For the three and nine months ended September 26, 2025, this change in estimate reduced Operating loss and Net loss by approximately $1.0 million and $2.0 million and Net loss per share by $0.03 and $0.06, respectively.
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

Note 2 – Inventories
Inventories consist of the following:

	September 26, 2025	December 27, 2024
Raw materials	$204,317	$197,975
Work in process	44,105	45,075
Finished goods	46,078	43,445
Excess and obsolete adjustment	(36,107)	(36,393)
Impairment of inventory	(16,713)	—
Total inventories	$241,680	$250,102

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	September 26, 2025	December 27, 2024
Machinery	$139,710	$123,509
Leasehold improvements	48,508	48,487
Computer software, hardware, and equipment	9,153	8,707
Office furniture, fixtures, and equipment	1,599	1,593
Vehicles	393	395
Construction-in-process	24,470	12,612
	223,833	195,303
Less accumulated depreciation	(113,460)	(100,436)
Total property and equipment, net	$110,373	$94,867
Depreciation expense was $4.9 million and $5.2 million for the third quarter of 2025 and 2024, respectively.
Depreciation expense was $15.9 million and $15.6 million for the nine months ended September 26, 2025 and September 27, 2024, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To date, these costs have been those incurred to implement a new company-wide enterprise resource planning system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $12.9 million and $11.2 million as of September 26, 2025 and December 27, 2024, respectively, and is included in other noncurrent assets on our consolidated balance sheets. The related amortization expense, which is included in selling, general, and administrative expenses on our consolidated statements of operations, was $0.4 million and $0.3 million for the third quarter of 2025 and 2024, respectively, and $1.3 million and $0.8 million for the nine months ended September 26, 2025 and September 27, 2024, respectively.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	September 26, 2025
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$73,142	$(34,207)	$—	$38,935	9.9 years
Developed technology	11,047	(7,499)	—	3,548	10.0 years
Total intangible assets	$84,189	$(41,706)	$—	$42,483

	December 27, 2024
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$73,142	$(28,779)	$—	$44,363	9.9 years
Developed technology	11,047	(6,694)	—	4,353	10.0 years
Total intangible assets	$84,189	$(35,473)	$—	$48,716

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
During the three and nine months ended September 26, 2025, we recorded $0.4 million and $1.7 million, respectively, in non-cash impairment charges from the abandonment of ROU lease assets in connection with our exit from our Scotland operations and our Consolidation Restructuring Plan (see Note 12). The impairment charges are included in Selling, general, and administrative expenses within the accompanying consolidated statement of operations.
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Operating lease cost	$2,796	$2,603	$8,426	$7,587
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,665	$7,404

Supplemental balance sheet information related to leases is as follows:

	September 26, 2025	December 27, 2024
Weighted-average remaining lease term of operating leases	5.7 years	6.1 years
Weighted-average discount rate of operating leases	4.9%	4.7%
Future minimum lease payments under non-cancelable leases are as follows as of September 26, 2025:

2025, remaining	$2,706
2026	11,641
2027	10,731
2028	5,907
2029	3,228
Thereafter	12,294
Total future minimum lease payments	46,507
Less imputed interest	(6,836)
Total lease liabilities	39,671
Less current portion	(11,337)
Total lease liabilities, less current portion	$28,334

Note 6 – Income Taxes
On July 4, 2025, a budget and reconciliation package referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA enacts significant changes to U.S. tax and related laws, including, among other things, expensing of domestic research expenses, increasing the limit of the interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. There was no material change to our effective income tax rate as a result of these changes for the period ending September 26, 2025.
Income tax information for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Income tax expense	$683	$166	$5,083	$2,021
Loss before income taxes	$(22,170)	$(2,610)	$(31,737)	$(14,856)
Effective income tax rate	(3.1)%	(6.4)%	(16.0)%	(13.6)%
Our effective tax rate for the three and nine months ended September 26, 2025 differs from the statutory rate primarily due to taxes on foreign income that differs from the U.S. tax rate, including an accrual for the Organization for Economic Co-operation and Development's Global Anti-Base Erosion Model Rules ("Pillar Two") taxes, the impact of stock option exercises, and the impact of a valuation allowance against U.S. deferred tax assets. Pillar Two taxes primarily impact our Singapore operations, wherein we were granted and currently participate in a tax holiday expiring in 2026.
The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.4 million as of September 26, 2025. The related interest was insignificant, and the related penalties were $0.7 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.
As of September 26, 2025, we were under examination by California tax authorities for fiscal years 2020-2022.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.7 million and $0.6 million for the third quarter of 2025 and 2024, respectively, and $2.1 million and $2.0 million for the nine months ended September 26, 2025 and September 27, 2024, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	September 26, 2025	December 27, 2024
Term loan	$125,000	$129,375
Revolving credit facility	—	—
Total principal amount of long-term debt	125,000	129,375
Less unamortized debt issuance costs	(1,549)	(852)
Total long-term debt, net	123,451	128,523
Less current portion	(6,250)	(7,500)
Total long-term debt, less current portion, net	$117,201	$121,023
On September 26, 2025, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders under the agreement (the "credit agreement"). The credit agreement includes a $125.0 million term loan facility and a $100.0 million revolving credit facility (together, “credit facilities”). The revolving credit facility also contains a $20.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility. We incurred debt issuance costs of approximately $1.7 million in connection with the amendment and restatement. Of this amount, $1.2 million of the debt issuance costs are accounted for as a reduction to the carrying value of our long-term debt, and we amortize the costs to interest expense over the term of the credit agreement. The remaining $0.5 million was expensed as incurred, which is included in Other expense (income), net on our statements of operations. Under the debt modification literature codified in ASC 470, a portion of the amendment and restatement was treated as an extinguishment. Accordingly, $0.2 million of existing capitalized debt issuance costs were written off as a loss on extinguishment of debt, which is included in Other expense (income), net on our consolidated statements of operations. Quarterly term loan principal payments of $1.6 million commence on December 31, 2025, and the amount of such quarterly term loan payments will increase to $2.3 million on September 30, 2028, and $3.1 million on September 30, 2029, respectively. The credit agreement matures on September 26, 2030.
The credit agreement includes debt covenants, which contain certain financial thresholds, and place certain restrictions on the incurrence of debt, investments, and issuance of dividends. We were in compliance as of September 26, 2025.
As of September 26, 2025, interest is charged at either the Base Rate or SOFR (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.50%, or iii) SOFR plus 1.00%. The applicable margin on Base Rate and SOFR loans is 0.750% to 1.750% and 1.750% to 2.750% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. SOFR interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. As of September 26, 2025, our credit facilities bore interest under the SOFR option at 6.41%.

Note 9 – Share‑Based Compensation
On March 26, 2025, the Human Capital Committee of our Board of Directors approved the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by our stockholders on May 14, 2025 and allows for the issuance of 2,963,471 shares to be used for awards under the Plan, subject to the applicable adjustment and share recycling provisions set forth in the 2025 plan. The 2025 Plan replaces the Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (the "2016 Plan") in its entirety, except with respect to awards granted under the 2016 Plan prior to the effective date of the 2025 Plan.
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
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $4.2 million and $4.7 million for the third quarter of 2025 and 2024, respectively, and $12.6 million and $11.0 million for the nine months ended September 26, 2025 and September 27, 2024, respectively.
Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 27, 2024	365,085	$24.28
Granted	—	$—
Exercised	(137,080)	$24.83
Forfeited or expired	(11,648)	$22.38
Outstanding, September 26, 2025	216,357	$24.03	0.9 years	$—
Exercisable, September 26, 2025	216,357	$24.03	0.9 years	$—
Restricted Share Units
The following table summarizes RSU activity:

	Number of RSUs
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 27, 2024	1,031,455	178,610	201,841	$33.92
Granted	554,033	57,044	57,048	$19.20
Vested	(353,246)	(23,150)	(44,191)	$32.37
Forfeited	(71,950)	(11,974)	(8,497)	$29.48
Unvested, September 26, 2025	1,160,292	200,530	206,201	$28.32

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
As of September 26, 2025, approximately 2.0 million ordinary shares remain available for purchase under the 2017 ESPP.

Note 10 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator:
Net loss	$(22,853)	$(2,776)	$(36,820)	$(16,877)
Denominator:
Basic weighted average ordinary shares outstanding	34,346,172	33,700,246	34,174,639	32,419,762
Dilutive effect of options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of ESPP	—	—	—	—
Diluted weighted average ordinary shares outstanding	34,346,172	33,700,246	34,174,639	32,419,762
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	1,908,000	1,992,000	2,445,000	2,512,000
Net loss per share:
Basic	$(0.67)	$(0.08)	$(1.08)	$(0.52)
Diluted	$(0.67)	$(0.08)	$(1.08)	$(0.52)
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
The following table sets forth sales by geographic area, which represents sales to unaffiliated customers based upon the location to which the products were shipped:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Singapore	$113,957	$87,823	$329,915	$248,490
United States of America	75,143	64,245	227,637	197,898
Europe	22,762	24,818	73,174	77,474
Other	27,434	34,253	93,320	91,887
Total net sales	$239,296	$211,139	$724,046	$615,749
Foreign long-lived assets, exclusive of deferred tax assets, were $72.3 million and $62.5 million as of September 26, 2025 and December 27, 2024, respectively.

Note 12 - Restructuring
In the third quarter of 2025, our Board of Directors approved the Consolidation Restructuring Plan (the "Plan"). The Plan includes activities and plans to align our footprint in North America with our long-term strategic plan. Key components of the Plan as of September 26, 2025 are as follows:
Impairment of inventory
As of September 26, 2025, total expected inventory impairment costs under the Plan are $16.7 million, of which $16.7 million was recognized during the three months ended September 26, 2025 in Cost of sales in the consolidated statement of operations and as a contra-asset valuation account within Inventories on the consolidated balance sheet as of September 26, 2025.
Fixed asset charges
As of September 26, 2025, total expected fixed asset charges under the Plan are approximately $4.7 million, of which $0.5 million was recognized during the three months ended September 26, 2025 in Selling, general, and administrative expenses in the consolidated statement of operations. We expect to incur approximately an additional $4.2 million of fixed asset charges under the Plan.
Impairment of operating right-of-use assets
As of September 26, 2025, total expected operating ROU asset impairment costs under the Plan are approximately $3.9 million, of which $0.4 million was recognized during the three months ended September 26, 2025 in Selling, general, and administrative expenses in the consolidated statement of operations. We expect to incur approximately an additional $3.5 million of lease ROU asset impairment costs under the Plan.
We expect the Plan to be substantially complete by the end of 2026, which will likely result in additional expenses during the periods after September 26, 2025. We may incur additional expenses due to unanticipated events or changes in Plan scope.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate," “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include geopolitical, economic and market conditions, including high inflation, changes to tax, trade, fiscal and monetary policy, high interest rates, currency fluctuations, challenges in the supply chain and any disruptions in the global economy as a result of the conflicts in Ukraine and the Middle East; dependence on expenditures by manufacturers and cyclical downturns in the semiconductor capital equipment industry; reliance on a very small number of original equipment manufacturers (“OEMs”) for a significant portion of sales; being unable to attract, hire, integrate and retain key personnel and other necessary employees; negotiating leverage held by our customers; competitiveness and rapid evolution of the industries in which we participate; keeping pace with developments in the industries we serve and with technological innovation generally; designing, developing and introducing new products that are accepted by OEMs in order to retain our existing customers and obtain new customers; becoming involved in litigation and regulatory proceedings, which could require significant attention from our management and result in significant expense to us and disruptions in our business; managing our manufacturing and procurement process effectively; defects in our products that could damage our reputation, decrease market acceptance and result in potentially costly litigation; our dependence on a limited number of suppliers; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our Annual Report on Form 10‑K for the fiscal year ended December 27, 2024 (“2024 Annual Report on Form 10-K”) and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report and in our 2024 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(dollars in thousands, except per share amounts)
Net sales	$239,296	$211,139	$724,046	$615,749
Gross margin	4.6%	13.2%	9.2%	12.4%
Non-GAAP gross margin	12.1%	13.6%	12.3%	12.9%
Operating margin	(8.1)%	(0.2)%	(3.5)%	(1.0)%
Non-GAAP operating margin	2.2%	3.0%	2.5%	2.2%
Net loss	$(22,853)	$(2,776)	$(36,820)	$(16,877)
Non-GAAP net income	$2,302	$4,020	$7,635	$3,127
Diluted EPS	$(0.67)	$(0.08)	$(1.08)	$(0.52)
Non-GAAP diluted EPS	$0.07	$0.12	$0.22	$0.10

Macroeconomic Conditions and Business Update
The semiconductor capital equipment industry is inherently cyclical. Overall semiconductor equipment spending in 2025 is anticipated to grow over 2024 levels, particularly in our primary markets of etch and deposition, where current demand remains healthy among our customers. However, the global trade environment and the outcome of ongoing negotiations between the United States and other countries with respect to tariffs remains uncertain and could materially affect our costs for materials, prices for our products, and demand. To date, although we have experienced modest increases in costs for certain of our materials, tariffs have not materially impacted demand for our products or costs for materials. Currently, semiconductors are excluded from the "reciprocal tariffs" and our tariff exemption under the U.S.-Mexico-Canada Agreement remains applicable to imports from our operations in Mexico. However, we cannot provide any assurance that these exclusions and exemptions will remain in place indefinitely, or that any new or expanded tariffs will not have a material adverse impact on our business in the future. Additionally, recent and potential future expansions of U.S. export controls and similar regulations aimed at restricting China's access to advanced semiconductor technology create market uncertainty and could adversely impact our sales. These controls, which require specific export licenses, could reduce demand for our equipment, disrupt our supply chain, and negatively affect our financial results.
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

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(in thousands)
Net sales	$239,296	$211,139	$724,046	$615,749
Cost of sales	228,227	183,348	657,253	539,407
Gross profit	11,069	27,791	66,793	76,342
Operating expenses:
Research and development	5,898	5,872	17,482	17,168
Selling, general, and administrative	22,519	20,227	68,515	59,253
Amortization of intangible assets	2,077	2,077	6,233	6,309
Total operating expenses	30,494	28,176	92,230	82,730
Operating loss	(19,425)	(385)	(25,437)	(6,388)
Interest expense, net	1,653	1,638	4,934	7,592
Other expense, net	1,092	587	1,366	876
Loss before income taxes	(22,170)	(2,610)	(31,737)	(14,856)
Income tax expense	683	166	5,083	2,021
Net loss	$(22,853)	$(2,776)	$(36,820)	$(16,877)

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024

Net sales	100.0	100.0	100.0	100.0
Cost of sales	95.4	86.8	90.8	87.6
Gross profit	4.6	13.2	9.2	12.4
Operating expenses:
Research and development	2.5	2.8	2.4	2.8
Selling, general, and administrative	9.4	9.6	9.5	9.6
Amortization of intangible assets	0.9	1.0	0.9	1.0
Total operating expenses	12.7	13.3	12.7	13.4
Operating loss	(8.1)	(0.2)	(3.5)	(1.0)
Interest expense, net	0.7	0.8	0.7	1.2
Other expense, net	0.5	0.3	0.2	0.1
Loss before income taxes	(9.3)	(1.2)	(4.4)	(2.4)
Income tax expense	0.3	0.1	0.7	0.3
Net loss	(9.6)	(1.3)	(5.1)	(2.7)

Comparison of the Three and Nine Months Ended September 26, 2025 and September 27, 2024
Net sales

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2025	September 27, 2024	Amount	%	September 26, 2025	September 27, 2024	Amount	%
	(dollars in thousands)
Net sales	$239,296	$211,139	$28,157	13.3%	$724,046	$615,749	$108,297	17.6%
The increase in net sales from the three and nine months ended September 27, 2024 to the three and nine months ended September 26, 2025 was primarily due to increased customer demand as a result of a stronger semiconductor capital equipment spending environment.

Gross margin

	Three Months Ended		Change			Nine Months Ended		Change
	September 26, 2025	September 27, 2024	Amount	%		September 26, 2025	September 27, 2024	Amount	%
	(dollars in thousands)
Cost of sales	$228,227	$183,348	$44,879	24.5%		$657,253	$539,407	$117,846	21.8%
Gross profit	$11,069	$27,791	$(16,722)	(60.2)%		$66,793	$76,342	$(9,549)	(12.5)%
Gross margin	4.6%	13.2%		-860	bps	9.2%	12.4%		-320	bps
The decrease in gross margin from the third quarter of 2024 to the third quarter of 2025 was primarily due to increased inventory write-off costs of $16.7 million associated with our ongoing Consolidation Restructuring Plan, partially offset by higher volume.
The decrease in gross margin from the nine months ended September 27, 2024 to the nine months ended September 26, 2025 was primarily due to inventory write-off costs of $18.3 million associated with our Consolidation Restructuring Plan and the planned exit from our Scotland operations, and additional employee expenses, partially offset by higher volume.
Research and development

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2025	September 27, 2024	Amount	%	September 26, 2025	September 27, 2024	Amount	%
	(dollars in thousands)
Research and development	$5,898	$5,872	$26	0.4%	$17,482	$17,168	$314	1.8%
The increase in research and development expenses from the three and nine months ended September 27, 2024 to the three and nine months ended September 26, 2025, respectively, was primarily due to fluctuations in material and service costs from our new product development programs and in employee-related expenses, inclusive of share-based compensation expense, and professional legal expenses.
Selling, general, and administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2025	September 27, 2024	Amount	%	September 26, 2025	September 27, 2024	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$22,519	$20,227	$2,292	11.3%	$68,515	$59,253	$9,262	15.6%
The increase in selling, general, and administrative expenses from the third quarter of 2024 to the third quarter of 2025 was primarily due to restructuring costs associated with the Consolidation Restructuring Plan of $0.9 million, increased employee salary cost of $0.7 million, increased legal and professional consulting costs of $0.4 million, increased employee health insurance claims of $0.2 million, and increased severance costs of $0.2 million, partially offset by reduced stock based compensation of $0.2 million.
The increase in selling, general, and administrative expenses from the nine months ended September 27, 2024 to the nine months ended September 26, 2025 was primarily due to increased exit disposal costs of $2.1 million associated with the planned exit from our Scotland operations, increased employee salary cost of $1.9 million, increased share based compensation expense of $1.8 million, increased employee health insurance claims of $1.6 million, restructuring costs associated with the Consolidation Restructuring Plan of $0.9 million, increased costs associated with software and IT services of $0.9 million, increased outside service provider costs of $0.7 million, and increased severance costs of $0.6 million, partially offset by reduced transaction-related costs associated with our acquisitions pipeline of $0.8 million.

Amortization of intangible assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2025	September 27, 2024	Amount	%	September 26, 2025	September 27, 2024	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$2,077	$2,077	$—	—%	$6,233	$6,309	$(76)	(1.2)%
Amortization expense remained substantially unchanged from the three and nine months ended September 27, 2024 to the three and nine months ended September 26, 2025.
Interest expense, net

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2025	September 27, 2024	Amount	%	September 26, 2025	September 27, 2024	Amount	%
	(dollars in thousands)
Interest expense, net	$1,653	$1,638	$15	0.9%	$4,934	$7,592	$(2,658)	(35.0)%
Weighted average borrowings outstanding	$123,805	$131,250	$(7,445)	(5.7)%	$125,678	$169,430	$(43,752)	(25.8)%
Weighted average borrowing rate	6.08%	7.23%		-115 bps	6.13%	7.43%		-130 bps
Interest expense, net, remained substantially unchanged from the three months ended September 27, 2024 to the three months ended September 26, 2025 due to a decrease in our weighted average borrowings outstanding and a decrease in our weighted average borrowing rate, offset by lower interest income.
The decrease in interest expense, net from the nine months ended September 27, 2024 to the nine months ended September 26, 2025 was primarily due to a decrease in our weighted average borrowings outstanding and a decrease in our weighted average borrowing rate, partially offset by lower interest income.
The reduction in our weighted average borrowings outstanding was primarily due to paying off our revolving credit facility near the end of the first quarter of 2024. The decrease in our weighted average borrowing rate was due to lower applicable margin as a result of a lower leverage ratio (-25 and -40 bps for the third quarter of 2025 and 2024, respectively) and lower Secured Overnight Financing Rate ("SOFR") rates, the variable portion of our borrowing rate (-90 bps for both the nine months ended September 26, 2025 and September 27, 2024).
Other expense, net

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2025	September 27, 2024	Amount	%	September 26, 2025	September 27, 2024	Amount	%
	(dollars in thousands)
Other expense, net	$1,092	$587	$505	86.0%	$1,366	$876	$490	55.9%
The change in other expense, net from the three and nine months ended September 27, 2024 to the three and nine months ended September 26, 2025 was primarily due to $0.7 million in costs associated with executing an amended and restated credit agreement during the third quarter, offset by currency exchange rate fluctuations related to our local currency payables and cash holdings of our foreign operations.

Income tax expense

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2025	September 27, 2024	Amount	%	September 26, 2025	September 27, 2024	Amount	%
	(dollars in thousands)
Income tax expense	$683	$166	$517	311.4%	$5,083	$2,021	$3,062	151.5%
Loss before income taxes	$(22,170)	$(2,610)	$(19,560)	749.4%	$(31,737)	$(14,856)	$(16,881)	113.6%
Effective income tax rate	-3.1%	-6.4%		+330 bps	-16.0%	-13.6%		-240 bps
The increase in income tax expense from the three and nine months ended September 27, 2024 to the three and nine months ended September 26, 2025 was primarily due to additional tax expense provisioned in Singapore in connection with Pillar Two minimum tax rules and increased withholding taxes.

Non‑GAAP Financial Results
Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. All non-GAAP adjustments are presented on a gross basis. Non-GAAP gross profit, operating income, and net income (loss) are defined as: gross profit, operating income (loss), or net income (loss), respectively, excluding (1) amortization of intangible assets, share-based compensation expense, and discrete or infrequent charges and gains that are outside of normal business operations, including transaction-related costs, contract and legal settlement gains and losses, facility shutdown costs, inventory impairment charges, and severance costs associated with reduction-in-force programs, to the extent they are present in gross profit, operating income (loss), and net income (loss), respectively; and (2) with respect to non-GAAP net income (loss), the tax impacts associated with these non-GAAP adjustments, as well as non-recurring discrete tax items, including deferred tax asset valuation allowance charges. The related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments". Non-GAAP diluted earnings per share ("EPS") is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period. Non-GAAP gross margin and non-GAAP operating margin are defined as non-GAAP gross profit and non-GAAP operating income, respectively, divided by net sales.
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

The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from GAAP gross profit and GAAP gross margin, the most comparable GAAP measures, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(dollars in thousands)
U.S. GAAP gross profit	$11,069	$27,791	$66,793	$76,342
Non-GAAP adjustments:
Restructuring plan costs (1)	16,713	—	16,713	—
Share-based compensation	773	955	2,254	2,448
Facility shutdown costs (2)	341	—	2,264	—
Other (3)	10	—	1,171	908
Non-GAAP gross profit	$28,906	$28,746	$89,195	$79,698
U.S. GAAP gross margin	4.6%	13.2%	9.2%	12.4%
Non-GAAP gross margin	12.1%	13.6%	12.3%	12.9%
(1)Represents the costs associated with our Consolidation Restructuring Plan which was initiated and approved by the Board of Directors during the third quarter of 2025. Included in this amount for the three and nine months ended September 26, 2025 is the impairment of inventories of $16.7 million.
(2)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the three and nine months ended September 26, 2025 are inventory write-off charges of $1.6 million and severance costs associated with affected employees of $0.6 million.
(3)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland and Korea operations, as described above).

The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from GAAP operating loss and GAAP operating margin, the most comparable GAAP measures, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(dollars in thousands, except per share amounts)
U.S. GAAP operating loss	$(19,425)	$(385)	$(25,437)	$(6,388)
Non-GAAP adjustments:
Restructuring plan costs (1)	17,586	—	17,586	—
Share-based compensation	4,221	4,672	12,571	10,985
Amortization of intangible assets	2,077	2,077	6,233	6,309
Facility shutdown costs (2)	618	—	5,506	—
Other (3)	68	—	1,408	1,600
Transaction-related costs (4)	—	—	—	785
Non-GAAP operating income	$5,145	$6,364	$17,867	$13,291
U.S. GAAP operating margin	(8.1)%	(0.2)%	(3.5)%	(1.0)%
Non-GAAP operating margin	2.2%	3.0%	2.5%	2.2%
(1)Represents the costs associated with our Consolidation Restructuring Plan which was initiated and approved by the Board of Directors during the third quarter of 2025. Included in this amount for the three and nine months ended September 26, 2025 are costs associated with impairment of inventories of $16.7 million, the write-off costs of construction in progress associated with North American facilities of $0.5 million, and the impairment of certain leases in North America of $0.4 million.
(2)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the three and nine months ended September 26, 2025 are inventory write-off charges of $1.6 million, an impairment of the facility lease right-of-use asset of $1.3 million, severance costs associated with affected employees of $0.7 million, other direct and incremental facility exit-related costs of $0.7 million, and accelerated depreciation charges of $0.6 million.
(3)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland and Korea operations, as described above).
(4)Represents transaction-related costs incurred in connection with our acquisitions pipeline.

The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from GAAP net loss and GAAP diluted EPS, the most comparable GAAP measures, for the periods indicated. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments".

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(dollars in thousands, except per share amounts)
U.S. GAAP net loss	$(22,853)	$(2,776)	$(36,820)	$(16,877)
Non-GAAP adjustments:
Restructuring plan costs (1)	17,586	—	17,586	—
Share-based compensation	4,221	4,672	12,571	10,985
Amortization of intangible assets	2,077	2,077	6,233	6,309
Facility shutdown costs (2)	618	—	5,506	—
Other (3)	68	—	1,408	1,600
Transaction-related costs (4)	—	—	—	785
Loss on extinguishment of debt (5)	667	—	667	—
Tax adjustments related to non-GAAP adjustments (6)	172	47	401	325
Tax expense (benefit) from valuation allowance (7)	(254)	—	83	—
Non-GAAP net income	$2,302	$4,020	$7,635	$3,127
U.S. GAAP diluted EPS	$(0.67)	$(0.08)	$(1.08)	$(0.52)
Non-GAAP diluted EPS	$0.07	$0.12	$0.22	$0.10
Shares used to compute non-GAAP diluted EPS	34,463,930	33,986,269	34,272,310	32,851,091
(1)Represents the costs associated with our Consolidation Restructuring Plan which was initiated and approved by the Board of Directors during the third quarter of 2025. Included in this amount for the three and nine months ended September 26, 2025 are costs associated with the write-off costs of inventories determined to be impaired of $16.7 million, the write-off costs of construction in progress associated with North American facilities of $0.5 million, and the impairment of certain leases in North America of $0.4 million.
(2)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the three and nine months ended September 26, 2025 are write-off costs of inventories determined to be obsolete of $1.6 million, an impairment of the facility lease right-of-use asset of $1.3 million, severance costs associated with affected employees of $0.7 million, other direct and incremental facility exit-related costs of $0.7 million, and accelerated depreciation charges of $0.6 million.
(3)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland and Korea operations, as described above).
(4)Represents transaction-related costs incurred in connection with our acquisitions pipeline.
(5)In September 2025, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders underlying the agreement. Under the debt modification literature codified in ASC 470, a portion of the refinance was treated as an extinguishment. Accordingly, $0.2 million of existing capitalized deferred issuance costs were written off as a loss on extinguishment of debt and $0.5 million of third-party and lender fees were expensed as incurred.
(6)Adjusts GAAP income tax expense for the impact of our non-GAAP adjustments, which are presented on a gross basis.
(7)During the first quarter of 2025, we recorded a valuation allowance against the deferred tax assets of our Scotland and Korea operations. During the third quarter, we reversed the valuation allowance on our Scotland deferred tax assets due to a change in the facts and circumstances around our ability to utilize our deferred tax assets.

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
Summary of Cash Flows
We ended the third quarter of 2025 with cash and cash equivalents of $92.5 million, a decrease of $16.2 million from the prior year ended December 27, 2024. The decrease was primarily due to capital expenditures of $32.9 million, net payments on our credit facilities of $4.4 million, and payments for debt issuance and modification costs of $1.2 million, partially offset by cash provided by operating activities of $20.7 million and net cash receipts related to share-based compensation of $1.6 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Nine Months Ended
	September 26, 2025	September 27, 2024
	(in thousands)
Cash provided by operating activities	$20,716	$30,368
Cash used in investing activities	(32,920)	(13,238)
Cash provided by (used in) financing activities	(3,965)	19,362
Net increase (decrease) in cash	$(16,169)	$36,492
Our cash provided by operating activities of $20.7 million for the nine months ended September 26, 2025 consisted of net non-cash charges of $57.6 million, consisting primarily of depreciation and amortization of $23.5 million, inventory impairment of $16.7 million, and share-based compensation expense of $12.6 million, partially offset by a net loss of $36.8 million.
The increase in our net operating assets and liabilities of $0.1 million for the nine months ended September 26, 2025, was primarily due to an increase in inventory of $8.3 million and a decrease in other liabilities of $6.2 million, partially offset by a decrease in prepaid expense and other assets of $7.6 million, an increase in accrued liabilities of $2.8 million, a decrease in accounts receivable of $2.2 million, and an increase in accounts payable of $1.9 million.

The decrease in cash provided by operating activities from the nine months ended September 27, 2024 to the nine months ended September 26, 2025 was primarily due to an increase in net loss of $19.9 million and unfavorable changes in working capital of $13.4 million, partially offset by an increase in net non-cash charges of $23.7 million.
Cash used in investing activities during the nine months ended September 26, 2025 and September 27, 2024 consisted of capital expenditures.
Cash used in financing activities during the nine months ended September 26, 2025 consisted of net payments on our credit facilities of $4.4 million and payments for debt issuance and modification costs of $1.2 million, partially offset by net proceeds from share-based compensation activity of $1.6 million. The decrease in cash provided by financing activities from the nine months ended September 27, 2024 to the nine months ended September 26, 2025 was primarily due to net proceeds of $136.7 million from our issuance of 3.8 million ordinary shares in the first quarter of 2024 in connection with an underwritten public offering, partially offset by the payoff of our revolving credit facility of $115.0 million in the first quarter of 2024.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act, our certifying officers concluded that our disclosure controls and procedures were effective as of September 26, 2025.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 26, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Transition Agreement, dated as of August 3, 2025, by and between Ichor Holdings, Ltd. and Jeffrey Andreson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2025).

10.2
Amended and Restated Credit Agreement, dated as of September 26, 2025, by and among Icicle Acquisition Holding B.V, Ichor Systems, Inc., Ichor Holdings, LLC, IMG Companies, LLC, IMG Inta, LLC, IMG Larkin, LLC, IMG, LLC, Applied Fusion, LLC, and IMG Altair, LLC as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2025).

10.3
Form of Performance Restricted Stock Unit Agreement Pursuant to the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on August 5, 2025)

10.4
Form of Restricted Stock Unit Agreement Pursuant to the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on August 5, 2025).

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

ICHOR HOLDINGS, LTD.

Date: November 3, 2025	By:	/s/ Jeffrey S. Andreson
Jeffrey S. Andreson
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2025	By:	/s/ Greg Swyt
Greg Swyt
Chief Financial Officer (Principal Accounting and Financial Officer)