Form 10-K
period 2025-12-26
ICHOR HOLDINGS, LTD.
filed 2026-02-20
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
There were 34,644,332 ordinary shares, $0.0001 par value, outstanding as of February 13, 2026.
The aggregate market value of voting ordinary shares held by non-affiliates of the registrant was $658,256,416 based on the closing price of the ordinary shares as reported on The Nasdaq Global Select Market as of June 27, 2025, the last business day of the registrant's most recently completed second fiscal quarter. There are no non-voting ordinary shares held by non-affiliates of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10‑K is incorporated herein by reference to portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 26, 2025.

CAUTIONARY STATEMENT CONCERNING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words “anticipate,” “believe,” “contemplate,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “see,” “seek,” “target,” “would” and similar expressions or variations or negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include statements relating to our future financial condition, industry outlooks and trends, and operating results, plans, objectives and goals, as well as any other statement that does not directly relate to any historical or current fact. These statements are contained in many sections of this Annual Report on Form 10-K, including those entitled Item 1. – Business and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.
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
We use a 52- or 53-week fiscal year ending on the last Friday in December. The following table details our fiscal periods included elsewhere in this Annual Report on Form 10-K. All references to 2025, 2024, and 2023, including the quarters thereto, relate to our fiscal periods as so detailed.

Fiscal Period	Period Ending	Weeks in Period
Fiscal Year 2025:	December 26, 2025	52
First Quarter	March 28, 2025	13
Second Quarter	June 27, 2025	13
Third Quarter	September 26, 2025	13
Fourth Quarter	December 26, 2025	13

Fiscal Year 2024:	December 27, 2024	52
First Quarter	March 29, 2024	13
Second Quarter	June 28, 2024	13
Third Quarter	September 27, 2024	13
Fourth Quarter	December 27, 2024	13

Fiscal Year 2023:	December 29, 2023	52
First Quarter	March 31, 2023	13
Second Quarter	June 30, 2023	13
Third Quarter	September 29, 2023	13
Fourth Quarter	December 29, 2023	13

Company Overview
We are a leader in the design, engineering and manufacturing of critical fluid delivery subsystems and components primarily for semiconductor capital equipment, as well as other industries such as defense/aerospace and medical. Our primary product offerings include gas and chemical delivery subsystems, collectively known as fluid delivery subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, e-beam and laser welded components, precision vacuum and hydrogen brazing, surface treatment technologies, and other proprietary products.

Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most OEMs outsource all or a portion of the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems allows OEMs to leverage their suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. Outsourcing enables OEMs to reduce their costs and development time, as well as provide growth opportunities for specialized subsystems suppliers like us.
Our goal is to be a leading supplier of fluid delivery subsystems and components to OEMs engaged in manufacturing capital equipment to produce semiconductors and to leverage our technology and products to expand the share of our addressable markets. To achieve this goal, we engage with our customers early in their design and development processes and utilize our deep engineering resources and operating expertise, as well as our expanded product portfolio, to jointly create, innovate, and advance solutions that are designed to meet the current and future needs of our customers. We believe this approach enables us to design products that meet the precise specifications our customers demand, allows us to be the sole supplier of these subsystems during the initial production ramp, and positions us to be the preferred supplier for the full lifespan of the process tool.
The broad technical expertise of our engineering team, coupled with our early customer engagement approach, enables us to offer innovative and reliable solutions to complex fluid delivery challenges. With over two decades of experience developing complex fluid delivery subsystems and meeting the constantly changing production requirements of leading semiconductor OEMs, we have developed expertise in fluid delivery that we offer to our OEM customers. With an aim to provide superior customer service, we have a global footprint with many facilities strategically located in close proximity to our customers. We have long standing relationships with top tier OEM customers, including Lam Research, Applied Materials, and ASML which were our largest customers by sales in 2025.
We generated revenue of $947.7 million, $849.0 million, and $811.1 million in 2025, 2024, and 2023, respectively. We generated net income (loss) of $(52.8) million, $(20.8) million, and $(43.0) million, calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) in 2025, 2024, and 2023, respectively, and $7.9 million, $5.9 million, and $12.3 million on a non-GAAP basis in 2025, 2024, and 2023, respectively. See Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Results for a discussion of non-GAAP net income, an accompanying presentation of the most directly comparable financial measure, GAAP net income, and a reconciliation of the differences between non-GAAP net income and GAAP net income.

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
Operational Excellence with Scale to Support the Largest Customers
With over 20 years of experience in designing and building fluid delivery systems, we have developed deep capabilities in operations. We have strategically located our manufacturing facilities near our customers’ locations in order to provide fast and efficient responses to new product introductions and accommodate configuration or design changes late in the manufacturing process. We will continue adding capacity as needed to support future growth. In addition to providing high quality and reliable fluid delivery subsystems and components, one of our principal strategies is delivering lead-times that provide our customers with the required flexibility needed in their production processes. We have accomplished this by investing in scalable manufacturing systems and processes and an efficient supply chain. Our focus on operational efficiency and flexibility allows us to reduce manufacturing cycle times in order to respond quickly to customer requests.
Capital Efficient and Scalable Business Model
Our business requires modest levels of capital investments to support production capacity and new product development. The amount of necessary investment fluctuates over time depending on business outlook, new product strategy, and timing of introductions. In 2025, 2024, and 2023, our total capital expenditures were $36.2 million, $17.6 million, and $15.5 million, respectively, representing 3.8%, 2.1%, and 1.9%, of sales, respectively. The semiconductor capital equipment market has historically been cyclical. We have structured our business to reduce fixed manufacturing overhead and operating expenses to enable us to grow net income at a higher rate than sales during periods of growth.

Our Growth Strategy
Our objective is to leverage our position as a leader in high-precision engineering and manufacturing in the semiconductor, aerospace, and defense industries to grow revenue at rates faster than the industries we serve. We provide fluid delivery solutions, subsystems, and complex machined components to our customers, supporting their most advanced products. The key elements of our growth strategy are:

Grow Our Market Share within Existing Semiconductor Customer Base
We intend to grow our position within our existing semiconductor customers by continuing to leverage our specialized engineering talent, early collaboration approach with OEMs to foster long-term relationships, and expanded product offerings. Each of our customers produces many different process tools for various semiconductor processing steps. At each semiconductor customer, we are an outsourced supplier of fluid delivery subsystems and components for a subset of their entire process tool offerings. We are constantly looking to expand our market share at our existing customers. We believe that our early collaborative approach with customers positions us to deliver innovative and dynamic solutions, offer timely deployment, and meet competitive cost targets, further increasing our market share. Additionally, as semiconductor devices become more complex, atomic layer deposition (“ALD”), etch, and chemical vapor deposition (“CVD”), and extreme ultraviolet (“EUV”) lithography require more precise gas control, with faster response times, tighter repeatability, and cleaner, more corrosion-resistant systems. By leveraging our existing customer relationships and strong history of solving these challenges, we believe this will enable us to achieve more design wins on our customers’ products and grow our market share.
Grow Our Total Available Market and Share of the Semiconductor Market with Expanded Product Offerings
We continue to work with our existing semiconductor customer base on additional opportunities, including machined products, proprietary components, chemical delivery systems, and fluid control products. Our internally developed proprietary components can be integrated into our existing fluid delivery systems as well as our next generation gas panels. We believe that the semiconductor industry has a growing need for the unique expertise we offer in precision machining, fluid mechanics, controls, and the components needed for next generation processes. Utilizing our internally developed components allows us to grow our total available market while offering our customers improved performance at competitive price points. We have expanded our product offerings through both internal development and opportunistic acquisitions.
Expand Our Total Customer Base Beyond the Semiconductor Industry
We support a number of aerospace and defense related customers with advanced, high-precision manufacturing services. We are strengthening our support for these customers to increase our new design win rate. The aerospace and defense sector represents a high-growth opportunity where our current market share is low. We believe that additional focus on this industry segment will be a strong contributor to our future growth and profitability.
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

Our Products and Services
We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components. Our product and service offerings are classified in the following categories:
Gas Delivery Subsystems
Gas delivery is among the most technologically complex functions in semiconductor capital equipment and is used to deliver, monitor, and control precise quantities of the vapors and gases critical to the manufacturing process. Our gas delivery systems consist of a number of gas lines, each controlled by a series of mass flow controllers, regulators, pressure transducers, valves, and an integrated electronic control system. Our gas delivery subsystems are primarily used in “dry” manufacturing process tools, such as etch, chemical vapor deposition, physical vapor deposition, epitaxy, strip, and lithography.
Chemical Delivery Products and Subsystems
Our chemical delivery products and subsystems are used to precisely blend and dispense reactive chemistries and colloidal slurries critical to “wet” front-end process, such as wet clean, electro chemical deposition, and chemical-mechanical planarization (“CMP”). In addition to the chemical delivery subsystems, we also manufacture the process modules that apply chemicals directly to the wafer in a process- and application-unique manner to create the desired chemical reaction.

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
Valves
Ichor manufactures a full line of diaphragm valves, including conventional and modular diaphragm valves, modular metering valves, and check valves that are engineered to meet or exceed all industry standards in performance and purity. We offer high reliability conventional diaphragm valves ("CDV") for conventional mounting systems, as well as modular diaphragm valves ("MDV") for surface mount systems. All of our valves are engineered to meet SEMI specifications, provide outstanding reliability and performance, and are compatible with all current competitive systems in the marketplace.

Advanced Flow Control
Our advanced flow controller ("AFC") is our patented state-of-the-art mass flow technology manufactured to replace the mass flow controllers ("MFC") in traditional fluid delivery subsystems. The AFC product line is the first to incorporate the flow restrictor in the downstream positive shut-off valve, allowing for gas box size and component reduction while also improving performance specifications. Our AFC has the fastest on/off response, at less than 100ms, with no bursting and is insensitive to inlet/outlet pressure. It also provides the lowest flow, down to 0.01 sccm, for high-precision applications.
Precision Machining
For our semiconductor customers, precision machining enables us to serve as our own supplier for the components used in our gas delivery systems and weldments, while also providing custom machined solutions throughout our customers’ equipment. Many of these items are used downstream of the gas system in process-critical applications. Our precision machined products can be used in both wet and dry applications and include both small- and large‑format machining applications.
For our aerospace and defense customers, we offer a variety of machined components to meet critical design requirements that typically incorporate complex features and tight dimensional tolerances.

Customers, Sales, and Marketing
For the semiconductor industry, we primarily market and sell our products directly to equipment OEMs in the semiconductor equipment market. We are dependent upon a small number of customers, as the semiconductor equipment manufacturer market is highly concentrated with five companies accounting for over 70% of all semiconductor wafer fabrication equipment revenues. For 2025, two customers with individual sales over 10%, Lam Research and Applied Materials, accounted for a combined 76% of total sales. We do not have long-term contracts that require customers to place orders with us in fixed or minimum volumes, and we generally operate on a purchase order basis with customers.
We have established relationships with a number of aerospace and defense customers that have led to recurring work and collaboration on new design activities. Currently, revenue from the aerospace and defense industry represent less than 10% of our total sales. Additional focus is being placed on expanding our engagement in this industry as a source for future revenue growth.
Our sales and marketing efforts focus on fostering close business relationships with our customers. As a result, we locate many of our account managers near the customers they support. Our sales process involves close collaboration between our account managers, engineering, and operations teams. Account managers and engineers work together with customers, and in certain cases provide on-site support, including attending customers’ internal meetings related to production and engineering design. Each customer project is supported by our account managers and customer support team who ensure alignment with all of the customer’s quality, cost, and delivery expectations.

Operations, Manufacturing, and Supply Chain Management
We have developed a highly flexible manufacturing model with cost-effective locations situated nearby the manufacturing facilities of our largest customers. We have facilities in the United States, Singapore, Malaysia, and Mexico.
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

Manufacturing
We are ISO 9001 certified at our manufacturing locations, and our manufactured subsystems and modules adhere to strict design tolerances and specifications. We operate clean rooms at our facilities in Singapore, Oregon, and Texas that meet Class 100 and Class 10,000 standards for customer-specified testing, assembly, and integration of high-purity gas and chemical delivery systems. We operate additional facilities in Malaysia, Oregon, Texas, and California for weldments and related components used in our gas delivery subsystems, and we operate facilities in Oregon and Malaysia for critical components used in our chemical delivery subsystems. We operate facilities in California, Minnesota, and Mexico for precision machining of components for sale to our customers and internal use, as well as specialty joining and plating technologies. Our quality management system is AS9100 certified and we operate International Traffic in Arms Regulations ("ITAR") compliant facilities in Minnesota and California. Many of our facilities are located in close proximity to our largest customers to allow us to collaborate with them on a regular basis and to aid us in delivering our products on a just-in-time basis, regardless of order size or the degree of changes in the applicable configuration or specifications.
We qualify and test key components that are integrated into our subsystems and test our fluid delivery subsystems during the design process and again prior to shipping. Our quality management system allows us to access real-time corrective action reports, non-conformance reports, customer complaints, and controlled documentation. In addition, our senior management conducts quarterly reviews of our quality control system to evaluate effectiveness. We actively solicit customer satisfaction through periodic business reviews with our strategic customer base.
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

Technology Development and Engineering
We have a long history of engineering innovation and development. We continue to transition from being an integration engineering and components company into a gas and chemical delivery subsystem leader with product development and systems engineering. Our industry continues to experience rapid technological change, requiring us to continuously invest in technology and product development and regularly introduce new products and features that meet our customers’ evolving requirements.
We have built a team of fluid delivery experts. Our engineering team consists of engineers and designers with chemical, mechanical, electrical, software, systems, and manufacturing-engineering expertise. Our engineers are closely connected with our customers and often work at our customers’ sites and operate as an extension of our customers’ design team. We engineer within our customers’ processes, design vaults, drawing standards, and part numbering systems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection, and functionality. The majority of our sales are generated from projects during which our engineers cooperated with our customer early in the design cycle. Through this early collaborative process, we become an integral part of our customers’ design and development processes, and we are able to quickly anticipate and respond to our customers’ changing requirements.
Our engineering team also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas and chemical delivery systems and other critical subsystems. These capabilities also help us anticipate technological changes and the requirements in component features for future gas delivery systems and other critical subsystems.

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
The fluid delivery subsystem market is concentrated, and we face competition from Ultra Clean Technology, with additional competition from other suppliers. The chemical delivery subsystem, weldment, and precision machining industries are fragmented, and we face competition from numerous smaller suppliers. The primary competitive factors we emphasize include:
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

Intellectual Property
Our success depends, in part, upon our ability to develop, maintain, and protect our technology and products and to conduct our business without infringing the proprietary rights of others. We continue to invest in securing intellectual property protection for our technology and products and protect our technology by, among other things, filing patent applications. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, copyrights and trademarks, to protect our proprietary rights. As of December 26, 2025, we had 103 granted patents and 105 pending patent applications, of which 44 and 32, respectively, were filed in the U.S. The expiration dates of our granted patents range from 2027 to 2043. While we consider our patents to be valuable assets, we do not believe the success of our business or our overall operations are dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our business.
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

Human Capital Resources
Our ability to execute our strategy and deliver value to our customers and shareholders depends on attracting, developing, and retaining a highly skilled global workforce. We are committed to responsible human management practices that support operational excellence, innovation, and long-term business performance.
We operate with a global workforce strategically balanced between Singapore, Malaysia, and North America. This footprint aligns our talent base with our customer demand, precision manufacturing capabilities, and cost-efficient operations. Our culture is grounded in our core values of innovation, collaboration, honesty, operational excellence, and reliability, which guide how we operate, make decisions, and engage with one another.

Workforce
As of December 26, 2025, we employed approximately 1,891 full‑time employees and 557 contingent/temporary employees worldwide. A significant portion of our workforce supports manufacturing, engineering, and technical operations. Our workforce model is designed to support a dynamic, demand-driven business, enabling us to scale capabilities while maintaining operational continuity, quality, and customer responsiveness across geographies.
Total Rewards
We offer competitive total rewards programs designed to attract, motivate, and retain talent in the markets in which we operate. Our compensation philosophy emphasizes market-aligned and pay-for-performance practices, with rewards differentiated based on individual performance and business impact.
Our compensation programs include fixed and variable pay components tailored to functional and business needs. For select leaders and high-potential employees, we provide equity-based long-term incentives aligned with our strategic objectives and long-term value creation. Our benefits offerings are locally competitive and include health and wellness programs, retirement savings plans with company contributions, and an employee stock purchase plan. We also provide recognition programs, including cash spot bonus and continuous improvement awards to reinforce performance and operational excellence.
Learning and Development
We invest in developing the skills and capabilities needed to support our business today and into the future. Our learning and development approach includes on-the-job training, digital learning platforms, tuition reimbursement, and targeted leadership development programs.
Our performance management framework emphasizes clear goal-setting, regular feedback through quarterly check-ins, and annual evaluations, enabling alignment with business priorities and supporting employee development and accountability. These processes help managers identify growth opportunities, build leadership capability, and strengthen succession readiness.
Health and Safety
The safety and well-being of our employees is a core priority. We maintain health and safety programs across our global manufacturing operations and promote a strong safety culture, including site-based initiatives.
We maintain formal mechanisms for employee feedback and ethical reporting, including an annual core value survey, skip-level discussions, and a confidential whistleblower hotline. Our human resources and compliance functions support adherence to applicable labor, employment, and workplace safety regulations across the regions in which we operate.
Commitment
Through these practices, we seek to maintain a skilled, engaged, and resilient workforce capable of supporting our strategic objectives and long-term success.

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
We believe that our business is operated in substantial compliance with applicable laws and regulations. In 2025, compliance with the governmental regulations applicable to us, including environmental regulations, did not have a material effect on our capital expenditures, earnings, or competitive position.

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
•We may be subject to interruptions, failures, or cybersecurity breaches in our information technology systems.
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
•We may be classified as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences for U.S. holders.
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
•If we fail to maintain an effective system of internal controls and procedures, it may cause investors to lose confidence in our financial reporting.
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
Our business, financial condition and results of operations depend significantly on expenditures by manufacturers in the semiconductor capital equipment industry. In turn, the semiconductor capital equipment industry depends upon the current and anticipated market demand for semiconductor devices. The semiconductor device industry is subject to cyclical and volatile fluctuations in supply and demand and in the past has experienced significant downturns, including in the fourth quarter of 2022, which often occur in connection with declines in general economic conditions, and which have resulted in significant volatility in the semiconductor capital equipment industry and resulted in weakened customer demand. The semiconductor device industry has also experienced recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. Even as the industry recovers from periods of downturns, inventory digestion at our customers and the relative spending levels within our primary served markets, in particular lower spending levels for deposition and etch equipment, may result in decreased demand from our customers, such as in 2023 and early 2024. Our revenue exposure to specific end markets and technology nodes may amplify cyclicality, and downturns with respect to the demand for certain of our products may disproportionately impact our results even when other products are experiencing growth. We anticipate that we will continue to experience significant fluctuations in customer orders for our products and services as a result of such fluctuations and cycles, which may have a material adverse effect on our business, financial condition and results of operations.
In addition, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees, particularly during periods of decreasing demand for our products. We may be forced to reduce our prices during periods of decreasing demand. During the third quarter of 2025, we initiated the Consolidation Restructuring Plan to better align our footprint with the demand environment. While we operate under a low fixed cost model, we may not be able to proportionally reduce all of our costs if we are required to reduce our prices. The cyclical and volatile nature of the semiconductor device industry and the absence of long-term fixed or minimum volume contracts make any effort to project a material reduction in future sales volume difficult. If we overbuild inventory in a period of decreased demand, or we expand our operations and workforce too rapidly, or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, our operating results may be adversely affected as a result of underutilization of capacity, charges related to excess or obsolete inventory, asset impairment or inventory write-downs, increased operating expenses or reduced margins. Further, any future capacity expansion by us or our competitors could also lead to overcapacity and oversaturation in our target markets, which could lead to price erosion that could adversely impact our operating results.

We rely on a very small number of OEM customers for a significant portion of our sales. Any adverse change in our relationships with these customers could materially adversely affect our business, financial condition and results of operations.
The semiconductor capital equipment industry is highly concentrated and has experienced significant consolidation in recent years. As a result, a relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue for the foreseeable future. For 2025, two customers with individual sales over 10%, Lam Research and Applied Materials, accounted for a combined 76% of total sales, and we expect that our sales will continue to be concentrated among a very small number of customers. We do not have any long-term contracts that require customers to place orders with us in fixed or minimum volumes. Accordingly, the success of our business depends on the success of our customers and those customers and other OEMs continuing to outsource the manufacturing of critical subsystems and process solutions to us. Because of the small number of OEMs in the markets we serve, a number of which are already our customers, it is difficult to replace lost sales resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to a reduction in the amount of outsourcing they do, their giving orders to our competitors, an adverse change to their business or financial condition, their acquisition by an OEM who is not a customer or with whom we do less business, or otherwise. We have in the past lost business from customers for a number of these reasons. If we are unable to replace sales from customers who reduce the volume of products and services they purchase from us or terminate their relationship with us entirely, such events could have a material adverse impact on our business, financial condition and results of operations.
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
Continuing uncertainty regarding the global economy and geopolitical instability continues to pose challenges to our business. Geopolitical instability, including the conflict between Russia and Ukraine, the conflict in the Middle East, actual and potential shifts in U.S. (including as a result of the 2024 U.S. presidential and congressional elections) and foreign trade, economic and other policies, and rising trade tensions between the U.S. and China, as well as other global events, have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by high inflation, supply chain challenges, shortages of skilled labor and higher labor costs, high interest rates, foreign currency exchange volatility, volatility in the global capital markets, and uncertainty in debt markets, which exacerbates negative trends in business and consumer spending and causes certain of our customers to push out, cancel or refrain from placing orders for products or services, which may reduce sales, reduce our backlog, increase our inventory and materially adversely affect our business, financial condition and results of operations. While inflation has slowed from its peak in 2022 and the U.S. Federal Reserve decreased the federal funds rate in 2024 and 2025, the rate continues to be elevated and there can be no assurances that the rate will continue to decrease or that it will not be increased in 2026 or beyond. Further, difficulties in obtaining capital, uncertain market conditions or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding or capital expenditures and, in turn, lower orders from our customers or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect our key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to procure products from higher-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. Any of these conditions or events could have a material adverse effect on our business, financial condition and results of operations.

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
We may be subject to interruptions, failures, or cybersecurity breaches in our information technology systems.
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
We may be the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. In addition, artificial intelligence technologies are increasingly being used by malicious actors to identify vulnerabilities, automate reconnaissance, generate sophisticated phishing and social engineering attacks, develop polymorphic malware that evades traditional detection methods, and implement coordinated cyber-attacks at scale and speed that exceed human-directed attacks. As AI capabilities continue to advance, the sophistication, scale, and frequency of AI-enhanced cyber-attacks are expected to increase significantly, potentially outpacing our ability to defend against such threats using conventional cybersecurity measures. Our cybersecurity defenses may require substantial ongoing investment in AI-powered security tools, threat intelligence, and skilled security personnel to address the evolving AI threat landscape.

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
Our customers' adoption of artificial intelligence and machine learning technologies for semiconductor manufacturing process optimization and equipment control may create new technical requirements, interoperability challenges, and competitive risks.
Semiconductor equipment manufacturers and semiconductor device manufacturers are increasingly adopting artificial intelligence and machine learning technologies for process optimization, predictive maintenance, equipment control, yield enhancement, and fab automation. These AI/ML capabilities may become standard customer requirements for capital equipment and subsystems, requiring real-time data integration, edge computing capabilities, sophisticated sensors and instrumentation, and software interfaces that enable AI-driven process control and optimization.
If we are unable to develop and integrate AI/ML capabilities into our gas and chemical delivery subsystems at the pace required by our OEM customers and their end customers, we may be at a competitive disadvantage relative to suppliers who offer AI-enabled products. Developing AI/ML capabilities may require significant investments in software engineering, data science, sensor technologies, and computing infrastructure, and we may lack the internal expertise or resources to develop such capabilities as rapidly as the market demands. We may also face technical challenges in integrating AI/ML capabilities with our existing product architectures, or in ensuring interoperability with our OEM customers' AI platforms and industry-standard protocols.
Additionally, AI-enabled equipment and subsystems may create new data privacy, data security, and intellectual property issues, as process data, recipes, and performance information may be collected, transmitted, and analyzed by AI systems, potentially creating risks of data breaches, unauthorized access to confidential information, or disputes over ownership of AI-generated insights. Customer requirements for AI capabilities may also increase product complexity, development costs, and time-to-market for new products, and may require ongoing software updates, maintenance, and support that create new service obligations and cost structures.
Our failure to keep pace with customer AI adoption could result in loss of market share, reduced pricing power, or exclusion from next-generation equipment platforms, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our business will suffer if we are unable to attract, employ and retain highly skilled personnel as our future success depends in part on the continued service of our key executive officers, as well as our research, engineering, sales and manufacturing personnel, most of whom are not subject to employment or non-competition agreements. Competition for qualified personnel in the technology industry is particularly intense, and we operate in geographic locations in which labor markets are competitive. Our management team has significant industry experience, substantial institutional knowledge of our business and operations and deep customer relationships, and therefore would be difficult to replace. In addition, our business is dependent to a significant degree on the expertise and relationships which only a limited number of engineers possess. Many of these engineers often work at our customers’ sites and serve as an extension of our customers’ product design teams. The loss of any of our key executive officers or key engineers and other personnel, including our engineers working at our customers’ sites, or the failure to attract additional personnel as needed, could have a material adverse effect on our business, financial condition and results of operations and could lead to higher labor costs, the use of less-qualified personnel and the loss of customers. We initiated labor cost reduction initiatives in the second quarter of 2025, continuing through the fourth quarter of 2025, which may adversely affect us as a result of decreased employee morale, the loss of institutional knowledge held by departing employees and the allocation of resources to reorganize and reassign job roles and responsibilities. Furthermore, we do not maintain key person life insurance with respect to any of our employees. In addition, if any of our key executive officers or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel.

As of December 26, 2025, we had approximately 1,891 full time employees and 557 contract/temporary employees worldwide. None of our employees are unionized, but in various countries, local law requires our participation in works councils. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in manufacturing, and we cannot ensure that alternate qualified personnel would be available on a timely basis, or at all. As a result, labor disruptions at any of our facilities could materially adversely affect our business, financial condition and results of operations.
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
Government subsidy programs for semiconductor manufacturing may create artificial and unsustainable demand patterns for capital equipment, and subsidy conditions may create competitive distortions or impose indirect obligations on us.
Governments in the United States, European Union, Japan, South Korea, China, and other countries have enacted substantial subsidy and incentive programs to encourage domestic semiconductor manufacturing capacity. These programs, including the U.S. CHIPS and Science Act, the EU Chips Act, and similar initiatives, provide grants, tax incentives, loan guarantees, and other financial support to semiconductor manufacturers who build or expand fabrication facilities in specific jurisdictions.
Government subsidy programs may create demand volatility and distortions in the semiconductor capital equipment market:
•Subsidized fabrication facility construction may create a near-term surge in capital equipment demand as multiple subsidized projects proceed simultaneously, followed by a sharp decline in demand once subsidy-driven projects are completed, creating boom-bust cycles that are more severe than normal industry cyclicality;
•Subsidized facilities may not be economically sustainable without ongoing government support, and may operate at low utilization rates or may be curtailed if subsidies are reduced or eliminated, resulting in lower ongoing demand for spare parts, upgrades, or capacity expansions;
•Government subsidy priorities may favor certain types of semiconductor manufacturing (e.g., mature node manufacturing for automotive or industrial applications versus leading-edge logic manufacturing), creating uneven demand across equipment categories and potentially reducing demand for equipment types where we have strong positions;
•Subsidized competitors in foreign markets may gain market share due to government support, while we may not have access to equivalent subsidies, creating competitive disadvantages; and
•Political changes or budget constraints may result in subsidy programs being reduced, delayed, or eliminated, causing sudden changes in expected demand.
Additionally, semiconductor manufacturers who receive government subsidies may be subject to various conditions and restrictions that could indirectly affect us:

•"Buy national" or domestic content requirements that encourage or require subsidized manufacturers to source equipment and subsystems from domestic suppliers, potentially disadvantaging us if we do not have manufacturing presence in the subsidy jurisdiction or if our products do not meet domestic content thresholds;
•Restrictions on subsidized manufacturers' ability to expand manufacturing capacity in certain countries, which may limit end-market demand for equipment in regions where we have sales or manufacturing presence;
•Labor, environmental, or social requirements imposed on subsidy recipients that may flow down through the supply chain to us as indirect requirements or customer expectations; and
•Transparency and reporting requirements that may require subsidized customers to disclose information about their supply chains, potentially affecting our confidential commercial information or competitive position.
We have limited visibility into how government subsidy programs will ultimately affect equipment demand patterns, customer behavior, or competitive dynamics. Our inability to accurately forecast subsidy-driven demand could result in capacity mismatches, inventory imbalances, or missed market opportunities. Subsidy-driven market distortions could have a material adverse effect on our business, financial condition and results of operations.
We may be classified as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences for U.S. holders.
Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2025 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held ordinary shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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
As a result of recent trade policy changes in the U.S., there may be greater restrictions and economic disincentives on international trade and a resulting impact on our operations, sales and financial condition. For example, the Bureau of Industry and Security (“BIS") has issued multiple rules in the last several years (the "BIS Rules") that restrict the export of advanced computing and semiconductor manufacturing items when provided for use in certain semiconductor manufacturing activities in China, which have impacted and may continue to impact our sales and operations. We have had some delays in export activity as we analyze available emergency authorizations and assess the new licensing requirements for our business. While we have applied and received licenses from the BIS for our products, we recognize that the BIS could revise or expand the BIS Rules in response to public comments and the BIS may issue guidance clarifying the scope of the BIS Rules. Such revisions, expansions or guidance could change the impact of the BIS Rules on our business and require us to apply for additional licenses. If the BIS denies our license applications or there are delays in issuing licenses, we may have to cease or delay exports, which would cause a reduction in revenue. Furthermore, to the extent any of our customers or counterparties are designated on the Entity List or Unverified List maintained by the BIS, to which BIS may continue to add customers, we could suffer additional disruptions to sales and operations.
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
This represents a structural, long-term threat to our revenue rather than merely a cyclical or regulatory compliance issue. Chinese government-backed initiatives to achieve semiconductor self-sufficiency, including substantial state subsidies for domestic equipment manufacturers and semiconductor device manufacturers, may erode our market position in China over a multi-year period even if current export control regulations are not further tightened. We may experience permanent loss of market share in China as Chinese customers increasingly source equipment and subsystems from domestic suppliers, and we may be unable to offset such losses with growth in other geographic markets due to limited semiconductor manufacturing capacity outside of Asia.
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
U.S. export control regulations apply to "deemed exports" of controlled technology to foreign nationals, and the complexity of re-export controls across our international operations may limit our ability to hire qualified personnel and may create compliance challenges.
U.S. export control regulations apply not only to the physical export of products and technology from the United States, but also to "deemed exports," which occur when controlled technology or source code is released to a foreign national within the United States. A foreign national is any person who is not a U.S. citizen or lawful permanent resident. Deemed export rules mean that providing access to controlled technical data, software, or technology to foreign national employees, contractors, or visitors in the United States may require an export license, depending on the person's nationality and the classification of the technology.
Our business depends on our ability to hire and retain highly skilled engineers, many of whom may be foreign nationals, including individuals from China, Taiwan, and other countries that are subject to heightened export control scrutiny. Deemed export restrictions may limit our ability to:
•Recruit and hire qualified engineering talent, particularly in competitive labor markets where foreign nationals represent a significant portion of available candidates;
•Assign foreign national employees to work on projects involving controlled technologies, potentially creating inefficiencies in resource allocation and project staffing;
•Provide foreign national employees with access to technical information, training, or collaborative work environments necessary for effective performance of their duties;
•Utilize foreign national employees in customer-facing roles where exposure to customer proprietary information or controlled technologies may occur; and
•Compete for talent against companies that are not subject to deemed export restrictions or that have more permissive licensing arrangements.
Compliance with deemed export regulations requires careful tracking of employee nationalities, technology classifications, and license authorizations, and violations can result in significant civil and criminal penalties. We may be required to implement costly administrative controls, facility access restrictions, and information barriers to ensure deemed export compliance, and such measures may negatively impact operational efficiency, employee morale, and our culture of collaboration and innovation.
In addition, our international operations create re-export control complexity. Products, software, and technology that are manufactured, developed, or stored outside the United States but that incorporate U.S.-origin controlled content or that are produced using U.S.-origin technology may be subject to U.S. re-export controls. This means that transfers of items or technology among our foreign subsidiaries, from our foreign subsidiaries to customers or suppliers, or within the operations of our foreign subsidiaries may require U.S. export licenses or may be subject to U.S. export restrictions, even though such transfers do not physically touch the United States.
Tracking U.S.-origin controlled content across complex, multi-jurisdictional supply chains and manufacturing operations is administratively burdensome and creates risk of inadvertent violations. Re-export control requirements may limit our flexibility to optimize our global supply chain, to transfer manufacturing or engineering resources among facilities, or to respond quickly to customer requirements. Foreign governments may also object to the application of U.S. export controls to activities occurring outside U.S. territory, potentially creating conflicting legal obligations.
Our failure to comply with deemed export or re-export control regulations could result in loss of export privileges, significant fines and penalties, reputational damage, and criminal liability for responsible individuals, and could have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous environmental laws and regulations, including laws and regulations addressing climate change, which could require us to incur environmental liabilities, increase our manufacturing and related compliance costs or otherwise adversely affect our business.
We are subject to a variety of federal, state, local and foreign laws and regulations governing the protection of the environment or addressing climate change. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials (such as regulations imposed on the use or sale of polyfluoroalkyl substances ("PFAS") or PFAS-containing products) used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously owned or operated by us, at other locations during the transport of materials or at properties to which we send substances for treatment or disposal. In addition, we may not be aware of all environmental laws or regulations that could subject us to liability in the U.S. or internationally. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. We could also be required to alter or discontinue our product design, manufacturing and operations in certain jurisdictions and incur substantial expense in order to comply. In addition, our operations may be interrupted or restricted by the phase-out or ban of certain substances, materials or processes, which may impact the sourcing, supply and pricing of materials used in manufacturing our products.
Concern over climate change may continue to result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change. Increased costs of energy or compliance with emissions standards due to legal or regulatory requirements related to climate change may cause disruptions in or increased costs associated with manufacturing our products.
Evolving environmental, social and governance disclosure requirements and stakeholder expectations may increase our compliance costs, expose us to reputational and litigation risks, and affect our ability to attract customers, investors, and employees.
We are subject to increasing requirements and expectations regarding environmental, social, and governance ("ESG") matters from regulators, investors, customers, employees, and other stakeholders. The U.S. Securities and Exchange Commission ("SEC") has proposed rules that would require public companies to provide detailed disclosures regarding climate-related risks, greenhouse gas emissions (including Scope 1, Scope 2, and in some cases Scope 3 emissions), climate-related financial impacts, and oversight and governance of climate-related risks. Although the SEC's proposed climate disclosure rules have faced legal and regulatory challenges and their final form and timing remain uncertain, we may ultimately be required to comply with such rules or with similar disclosure requirements adopted by the SEC or other regulators.
In addition, international ESG disclosure frameworks are creating compliance obligations for companies operating globally. The European Union's Corporate Sustainability Reporting Directive ("CSRD") requires detailed sustainability reporting covering environmental, social, employee, human rights, anti-corruption, and diversity matters, with requirements that extend to non-EU companies with significant EU operations or revenue. Other jurisdictions, including the United Kingdom, Singapore, and various other countries where we operate or sell products, have adopted or are considering mandatory ESG disclosure regimes. These various frameworks are not fully harmonized, creating complexity and potential inconsistency in reporting obligations across jurisdictions.
Compliance with evolving ESG disclosure requirements may require us to:
•Implement new systems, processes, and internal controls to measure, track, and report ESG metrics, including greenhouse gas emissions across our operations and supply chain;
•Engage third-party consultants, auditors, or verification services to validate ESG data and disclosures;
•Dedicate significant management time and attention to ESG strategy, governance, and reporting;
•Make costly changes to operations, supply chain, or business practices to improve ESG performance or to meet stakeholder expectations;
•Disclose information that we have historically treated as confidential or that may be competitively sensitive; and
•Subject our ESG disclosures to the same liability standards as financial disclosures, creating potential for securities litigation or regulatory enforcement if disclosures are deemed inaccurate or misleading.

Beyond regulatory compliance, our customers, particularly large OEMs and semiconductor manufacturers, are increasingly requiring their suppliers to meet specific ESG criteria as a condition of doing business. Customer requirements may include carbon neutrality commitments, renewable energy usage targets, supply chain transparency and due diligence regarding conflict minerals and human rights, diversity and inclusion metrics, and adherence to specific ESG standards or certifications. Our failure to meet customer ESG requirements could result in disqualification from bids, loss of business, or reduced competitiveness, particularly as ESG performance becomes a more prominent factor in OEM supplier selection processes.
Similarly, investors are increasingly incorporating ESG factors into investment decisions and may penalize companies with unfavorable ESG profiles through lower valuations, reduced access to capital, or higher cost of capital. Employees and prospective employees, particularly in competitive technology labor markets, may consider our ESG commitments and performance in making employment decisions, and our failure to meet employee expectations on ESG matters could affect our ability to attract and retain talent.
We may also face litigation or reputational risks related to our ESG disclosures or performance. "Greenwashing" litigation, in which companies are accused of making misleading or unsubstantiated environmental claims, has increased in recent years. Activist shareholders, non-governmental organizations, or other parties may publicly criticize our ESG performance or disclosures, potentially causing reputational harm. ESG-related litigation or controversies could be costly to defend, could divert management attention, and could damage our reputation with customers, investors, and other stakeholders.
The evolving and sometimes conflicting nature of ESG disclosure requirements and stakeholder expectations makes it difficult to predict the ultimate costs and operational impacts of ESG compliance. Our ESG-related investments and commitments may not be sufficient to meet future regulatory requirements or stakeholder expectations, and may not generate commensurate benefits in terms of customer retention, investor support, or competitive advantage. ESG compliance costs and related business impacts could have a material adverse effect on our business, financial condition and results of operations.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our share price.
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
Evolving artificial intelligence regulations may restrict our use of AI technologies, impose compliance costs, create liability risks, and affect our competitiveness.
Governments and regulatory authorities worldwide are developing legal and regulatory frameworks specifically addressing artificial intelligence technologies. The European Union has adopted the AI Act, which classifies AI systems into risk categories and imposes requirements for high-risk AI systems including conformity assessments, risk management systems, data governance, transparency, human oversight, accuracy, and robustness. The U.S. federal government has issued Executive Orders on AI that direct agencies to develop AI regulations and policies, and various U.S. states have proposed or enacted AI-specific legislation. Other countries where we operate or sell products, have adopted or are developing AI regulatory frameworks.
AI regulations may impose various requirements and restrictions on our development, deployment, and use of AI technologies, including:
•Prohibitions or restrictions on certain AI applications deemed to be high-risk or unacceptable risk;
•Mandatory impact assessments, testing, validation, and certification of AI systems before deployment;
•Requirements for transparency and explainability of AI decision-making, which may be technically difficult to achieve for certain types of AI models;
•Human oversight and intervention requirements that may limit the efficiency benefits of AI automation;
•Data governance requirements that restrict the types of data that can be used to train or operate AI systems;
•Liability frameworks that impose strict liability or expanded liability for harms caused by AI systems; and
•Varying and potentially inconsistent requirements across different jurisdictions, creating compliance complexity for our global operations.
Compliance with AI regulations may require us to implement costly governance structures, conduct extensive documentation and testing, modify or limit our use of AI technologies, or forego certain AI applications altogether. We may face situations where AI use cases that are permissible in some jurisdictions are prohibited or heavily restricted in others, forcing us to maintain multiple versions of products or processes or to limit AI deployment to the most restrictive common denominator.
AI regulations may also create competitive dynamics that favor certain companies or technologies. Large technology companies with greater resources may be better positioned to absorb AI compliance costs, while smaller companies or new entrants may face barriers to AI adoption. Alternatively, if our competitors are subject to less stringent AI regulations in their home jurisdictions, they may be able to develop and deploy AI capabilities more rapidly or at lower cost than we can.
The rapid pace of AI technology evolution and the nascent state of AI regulation create significant uncertainty regarding future compliance obligations. Regulatory frameworks adopted today may become outdated as AI technology advances, potentially leading to frequent regulatory changes that require ongoing adaptation. Our AI-related investments and product development decisions may be adversely affected by regulatory uncertainty, and we may make investments in AI capabilities that are later restricted or prohibited by regulation.
Violations of AI regulations could result in significant fines and penalties, prohibition on AI system deployment, requirements to withdraw products from the market, reputational damage, and potential criminal liability for responsible individuals. AI-related regulatory enforcement or compliance failures could have a material adverse effect on our business, financial condition and results of operations.

Liquidity and Capital Resources Risks
We have a substantial amount of indebtedness, which could adversely affect us, including by decreasing our business flexibility. The agreement that governs our indebtedness contains covenants that could impact our ability to perform certain transactions without obtaining pre-approval from our lenders.
As of December 26, 2025, we had total principal outstanding of $125.0 million under our term loan facility and no outstanding balance under our revolving credit facility (collectively “credit facilities”). We may incur additional indebtedness in the future. Our credit facilities contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:
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

ITEM 2. PROPERTIES
Our principal executive offices are located at 3185 Laurelview Ct., Fremont, California 94538. As of December 26, 2025, our principal manufacturing and administrative facilities, including our executive offices, are comprised of approximately 1,038,600 square feet. All of our facilities are leased, which allows for flexibility as business conditions and geographic demand change. The table below sets forth the approximate square footage of each of our facilities.

Location	Approximate Square Footage
Malaysia	271,500
California	262,200
Oregon	150,700
Minnesota	133,300
Singapore	97,700
Mexico	62,900
Texas	47,800
Nevada	12,500
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
As of February 13, 2026, there were 2 holders of record of our ordinary shares. This number does not include shareholders for whom shares are held in “nominee” or “street” name or in our treasury account.

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
The Stock Price Performance Graph set forth below plots the cumulative total shareholder return on a quarterly basis of our ordinary shares from December 25, 2020 through December 26, 2025, with the cumulative total return of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index over the same period. The comparison assumes $100 was invested on December 25, 2020 in the ordinary shares of Ichor Holdings, Ltd., in the Nasdaq Composite Index, and in the PHLX Semiconductor Sector Index and assumes reinvestment of dividends, if any.

300
275
250
225
200
175
150
125
100
75
50
Q4'20
Q1'21
Q2'21
Q3'21
Q4'20
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
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

Issuer Purchase of Equity Securities
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled Item 1A. – Risk Factors. For a comparison of our financial condition, results of operations, and cash flows for 2024 to 2023, refer to Part II, Item 7. in our 2024 Annual Report on Form 10‑K, which was filed with the SEC on February 21, 2025.

Overview
We are a leader in the design, engineering, and manufacturing of critical fluid delivery subsystems and components primarily for semiconductor capital equipment, as well as other industries such as defense/aerospace and medical. Our product offerings include gas and chemical delivery subsystems, collectively known as fluid delivery subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, e‑beam and laser welded components, precision vacuum and hydrogen brazing and surface treatment technologies, and other proprietary products.
Fluid delivery subsystems ensure accurate measurement and uniform delivery of specialty gases and chemicals at critical steps in the semiconductor manufacturing processes. Any malfunction or material degradation in fluid delivery reduces yields and increases the likelihood of manufacturing defects in these processes. Most OEMs outsource all or a portion of the design, engineering, and manufacturing of their gas delivery subsystems to a few specialized suppliers, including us. Additionally, many OEMs are outsourcing the design, engineering, and manufacturing of their chemical delivery subsystems due to the increased fluid expertise required to manufacture these subsystems. Outsourcing these subsystems allows OEMs to leverage their suppliers’ highly specialized engineering, design, and production skills while focusing their internal resources on their own value-added processes. Outsourcing enables OEMs to reduce their costs and development time, as well as provide growth opportunities for specialized subsystems suppliers like us.
We have a global footprint with production facilities in California, Minnesota, Oregon, Texas, Singapore, Malaysia, and Mexico.

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

	Year Ended
	December 26, 2025	December 27, 2024
	(dollars in thousands, except per share amounts)
Net sales	$947,652	$849,040
Gross margin	9.3%	12.2%
Gross margin, non-GAAP	12.2%	12.7%
Operating margin	(4.1)%	(0.9)%
Operating margin, non-GAAP	2.2%	2.2%
Net loss	$(52,781)	$(20,820)
Net income, non-GAAP	$7,915	$5,888
Diluted EPS	$(1.54)	$(0.64)
Diluted EPS, non-GAAP	$0.23	$0.18

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
Cyclicality of Semiconductor Capital Equipment Industry
Our business is subject to the cyclicality of the capital expenditures of the semiconductor industry, which drives cyclicality in the semiconductor capital equipment industry in which we operate. In 2025, we derived over 90% of our sales from the semiconductor capital equipment industry. Demand for semiconductor capital equipment can fluctuate significantly based on changes in regulatory intervention and general economic conditions, including consumer spending, increased tariffs and trade restrictions, demand for semiconductor products, pricing, and other factors. In the past, these fluctuations have resulted in significant variations in the levels of spending within the semiconductor capital equipment industry, and as a result, our results of operations. The cyclicality of the semiconductor industry will continue to impact our results of operations in the future.

Customer Concentration
The number of capital equipment manufacturers for the semiconductor device industry is significantly consolidated, resulting in a small number of large manufacturers. Our customers are a significant component of this consolidation, resulting in our sales being concentrated in a few customers. For 2025, two customers with individual sales over 10%, Lam Research and Applied Materials, accounted for a combined 76% of total sales. Our customers often require reduced prices or other pricing, quality, or delivery commitments as a condition to their purchasing from us or increasing their purchase volume, which can, among other things, result in reduced gross margins in order to maintain or expand our market share. Although we do not have any long-term contracts that require customers to place certain order quantities with us, Lam Research and Applied Materials have been our customers for over 20 years.
Macroeconomic Conditions
The semiconductor capital equipment industry is inherently cyclical. Overall semiconductor equipment spending in 2025 increased compared to 2024 levels, characterized by healthy demand in our primary markets of etch and deposition. During fiscal year 2025, our revenue grew 11.6% to $947.7 million, driven by sustained demand from our primary customers, including Lam Research and Applied Materials. To better align our global operations with evolving customer demand and drive operational efficiencies, we initiated a geographic footprint rationalization and restructuring plan in 2025. As part of this realignment, we began transitioning certain manufacturing activities and relocating machining assets to our expanded high-volume facilities, while concurrently consolidating our footprint through the closure of our facilities in Scotland and Korea. During fiscal year 2025, we incurred restructuring, exit, severance, and related asset impairment charges of approximately $35 million in connection with these activities.
While we continue to benefit from the broader growth and cyclical recovery in the semiconductor equipment industry, our operations and financial results remain subject to significant risks and uncertainties within the global trade and regulatory landscape. Specifically, the global trade environment remains complex. The outcome of ongoing negotiations between the United States and other countries regarding "reciprocal tariffs" and national security-based trade measures remains uncertain and could materially affect our material costs, product pricing, and overall demand. To date, although we have experienced modest increases in the costs of certain materials, tariffs have not had a material adverse impact on our overall demand or cost structure. Additionally, our operations in Mexico currently benefit from exemptions under the U.S.-Mexico-Canada Agreement; however, we cannot provide any assurance that these exclusions and exemptions will remain in place indefinitely, particularly as the USMCA undergoes its scheduled joint review in July 2026. Any new, expanded, or reciprocal tariffs could have a material adverse impact on our business, financial condition, and results of operations in the future. The U.S. government also continues to expand and refine export controls and similar regulations aimed at restricting access to advanced semiconductor technology, particularly in China. These controls, which require specific export licenses for many of our customers' products, create ongoing market uncertainty, could reduce demand for our equipment, and may disrupt our global supply chain.
While challenging macroeconomic and geopolitical conditions may persist in the near and intermediate term, we remain confident in our belief that the long-term demand for semiconductors, semiconductor capital equipment, and our products will continue to grow, driven by an increasing need for expanded semiconductor productive capacity and advanced manufacturing process technologies.

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

Income tax expense
Income tax expense consists primarily of taxes on our taxable income related to our domestic and foreign operations, offset by the benefit of our tax holiday in Singapore, which expires in 2026. In 2025, the tax benefit resulting from our Singapore tax holiday, compared to the Singapore statutory tax rate, was approximately $3.4 million. During 2025, we maintained a valuation allowance against our U.S. state and federal deferred tax assets; therefore, we are not recording income tax benefits related to our U.S. GAAP losses. Income tax is also impacted by certain withholding taxes, Pillar 2 top-up taxes, stock option and restricted share unit (“RSU”) activity, and credit generation.

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
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. The majority of our inventories are valued on a standard cost basis, which approximates actual costs on a first-in, first-out basis. The remainder of our inventories are valued on an average cost basis, which approximates actual costs on a first-in, first-out basis. Quarterly, we assess the value of our inventory and periodically write it down for excess quantities or obsolescence to its estimated net realizable value. This assessment is based on estimated future consumption compared to inventory quantities on-hand. The estimate for future consumption is based on how assumptions of historical consumption, recency of purchases, backlog, and other factors indicate future consumption. Once the value of inventory is adjusted, the original cost of our inventory, less the write-down, represents its new cost basis. During 2025, 2024, and 2023, we wrote down inventory determined to be excessive or obsolete by $3.6 million, $8.6 million, and $9.8 million, respectively. We believe the accounting estimate related to excess and obsolete inventory is a critical accounting estimate because it requires us to make assumptions about future inventory consumption and recoverability of cost, which can be uncertain. Changes in these estimates can have a material impact on our financial statements.

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended
	December 26, 2025	December 27, 2024
	(in thousands)
Net sales	$947,652	$849,040
Cost of sales	859,877	745,706
Gross profit	87,775	103,334
Operating expenses:
Research and development	23,086	23,018
Selling, general, and administrative	95,650	79,384
Amortization of intangible assets	8,311	8,572
Total operating expenses	127,047	110,974
Operating loss	(39,272)	(7,640)
Interest expense, net	6,620	9,266
Other expense, net	1,674	1,148
Loss before income taxes	(47,566)	(18,054)
Income tax expense	5,215	2,766
Net loss	$(52,781)	$(20,820)
The following table sets forth our results of operations as a percentage of our total net sales for the periods presented.

	Year Ended
	December 26, 2025	December 27, 2024

Net sales	100.0	100.0
Cost of sales	90.7	87.8
Gross profit	9.3	12.2
Operating expenses:
Research and development	2.4	2.7
Selling, general, and administrative	10.1	9.3
Amortization of intangible assets	0.9	1.0
Total operating expenses	13.4	13.1
Operating loss	(4.1)	(0.9)
Interest expense, net	0.7	1.1
Other expense, net	0.2	0.1
Loss before income taxes	(5.0)	(2.1)
Income tax expense	0.6	0.3
Net loss	(5.6)	(2.5)

Comparison of 2025 and 2024
Net sales

	Year Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(dollars in thousands)
Net sales	$947,652	$849,040	$98,612	11.6%
The increase in net sales from 2024 to 2025 was primarily due to increased customer demand stemming from increased spending within the semiconductor capital equipment industry. Further detail is provided above under the section entitled "Key Factors Affecting Our Business".
Gross margin

	Year Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(dollars in thousands)
Cost of sales	$859,877	$745,706	$114,171	15.3%
Gross profit	$87,775	$103,334	$(15,559)	(15.1%)
Gross margin	9.3%	12.2%		-290	bps
The decrease in gross margin from 2024 to 2025 was primarily due to increased restructuring, country exit, and reduction-in-force related costs; increased supplies and tooling, employee, and occupancy costs; and unfavorable sales mix, partially offset by lower excess and obsolete inventory expense.
Research and development

	Year Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(dollars in thousands)
Research and development	$23,086	$23,018	$68	0.3%
Research and development expenses remained approximately unchanged from 2024 to 2025.
Selling, general, and administrative

	Year Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$95,650	$79,384	$16,266	20.5%
The increase in selling, general, and administrative expenses from 2024 to 2025 was primarily due to increased non-recurring restructuring, country exit, and reduction-in-force related costs of $9.4 million, increased employee-related costs of $2.8 million, increased legal and professional consulting costs of $1.3 million, increased outside service provider costs of $1.0 million, increased costs associated with software and IT services of $0.8 million, and increased share-based compensation of $1.7 million, partially offset by reduced transaction-related costs associated with our acquisitions pipeline of $0.8 million.

Amortization of intangible assets

	Year Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(dollars in thousands)
Amortization of intangibles assets	$8,311	$8,572	$(261)	(3.0)%
The decrease in amortization expense from 2024 to 2025 was primarily due to certain intangible assets becoming fully amortized in the fourth quarter of 2024.
Interest expense, net

	Year Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(dollars in thousands)
Interest expense, net	$6,620	$9,266	$(2,646)	(28.6%)
Weighted average borrowings outstanding	$125,508	$159,427	$(33,919)	(21.3%)
Weighted average borrowing rate	6.16%	7.31%		-115	bps
The decrease in interest expense, net from 2024 to 2025 was primarily due to decreases in the weighted average amounts borrowed and decreases in our weighted average borrowing rate. The reduction in our weighted average borrowings outstanding was primarily due to paying off our revolving credit facility in the first quarter of 2024. The decrease in our weighted average borrowing rate was due to lower average Secured Overnight Financing Rate ("SOFR") rates (-93bps), the variable component of our borrowing rate, and lower applicable margin (-22bps), the fixed component of our borrowing rate, as a result of lower average leverage ratios in 2025.
Other expense, net

	Year Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(dollars in thousands)
Other expense, net	$1,674	$1,148	$526	45.8%
The change in other expense, net from 2024 to 2025 was primarily due to debt issuance and modification costs connected to amending our credit agreement.
Income tax expense

	Year Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(dollars in thousands)
Income tax expense	$5,215	$2,766	$2,449	88.5%
Loss before income taxes	$(47,566)	$(18,054)	$(29,512)	163.5%
Effective tax rate	(11.0)%	(15.3)%		+430	bps
The increase in income tax expense from 2024 to 2025 was primarily due to the impact of Organization for Economic Co-operation and Development ("OECD") Global Anti-Base Erosion Model Rules ("Pillar Two") on our Singapore operations, resulting in an increased tax accrual of $2.0 million. Because we have a valuation allowance recorded against our U.S. state and federal deferred income taxes, we did not record tax benefits from our U.S. taxable losses during 2025.

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
The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from gross profit, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 26, 2025	December 27, 2024
	(dollars in thousands)
U.S. GAAP gross profit	$87,775	$103,334
Non-GAAP adjustments:
Restructuring plan costs (1)	20,711	—
Share-based compensation	2,856	3,360
Facility shutdown costs (2)	2,760	—
Other (3)	1,171	908
Non-GAAP gross profit	$115,273	$107,602
U.S. GAAP gross margin	9.3%	12.2%
Non-GAAP gross margin	12.2%	12.7%
(1)Represents the costs associated with our Consolidation Restructuring Plan. Included in this amount for the twelve months ended December 26, 2025 are: (i) inventory impairment costs of $19.8 million; and (ii) severance costs associated with affected employees of $0.9 million.
(2)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the twelve months ended December 26, 2025 are: (i) inventory write-off charges of $1.7 million; and (ii) severance costs associated with affected employees of $1.1 million.
(3)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland and Korea operations, as described above).

The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from operating loss, the most comparable GAAP measure, for the periods indicated:

	Year Ended
	December 26, 2025	December 27, 2024
	(dollars in thousands)
U.S. GAAP operating loss	$(39,272)	$(7,640)
Non-GAAP adjustments:
Restructuring plan costs (1)	26,644	—
Share-based compensation	16,728	15,576
Amortization of intangible assets	8,311	8,572
Facility shutdown costs (2)	6,726	—
Other (3)	1,408	1,600
Transaction-related costs (4)	—	785
Non-GAAP operating income	$20,545	$18,893
U.S. GAAP operating margin	(4.1)%	(0.9)%
Non-GAAP operating margin	2.2%	2.2%
(1)Represents the costs associated with our Consolidation Restructuring Plan. Included in this amount for the twelve months ended December 26, 2025 are: (i) inventory impairment costs of $19.8 million; (ii) fixed asset charges of $3.1 million; (iii) severance costs associated with affected employees of $1.7 million; (iv) other direct and incremental restructuring related costs of $1.2 million; and (v) operating lease ROU asset impairment charges of $0.9 million.
(2)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the twelve months ended December 26, 2025 are: (i) severance costs associated with affected employees of $1.8 million; (ii) inventory write-off charges of $1.7 million; (iii) operating lease ROU asset impairment charges of $1.3 million; (iv) other direct and incremental facility exit-related costs of $1.3 million; and (v) accelerated depreciation charges of $0.6 million.
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

	Year Ended
	December 26, 2025	December 27, 2024
	(dollars in thousands, except per share amounts)
U.S. GAAP net loss	$(52,781)	$(20,820)
Non-GAAP adjustments:
Restructuring plan costs (1)	26,644	—
Share-based compensation	16,728	15,576
Amortization of intangible assets	8,311	8,572
Facility shutdown costs (2)	6,726	—
Other (3)	1,408	1,600
Transaction-related costs (4)	—	785
Loss on extinguishment of debt (5)	667	—
Tax adjustments related to non-GAAP adjustments (6)	129	175
Tax expense (benefit) from valuation allowance (7)	83	—
Non-GAAP net income	$7,915	$5,888
U.S. GAAP diluted EPS	$(1.54)	$(0.64)
Non-GAAP diluted EPS	$0.23	$0.18
Shares used to compute non-GAAP diluted EPS	34,358,211	33,135,552
(1)Represents the costs associated with our Consolidation Restructuring Plan. Included in this amount for 2025 are: (i) inventory impairment costs of $19.8 million; (ii) fixed asset charges of $3.1 million; (iii) severance costs associated with affected employees of $1.7 million; (iv) other direct and incremental restructuring related costs of $1.2 million; and (v) operating lease ROU asset impairment charges of $0.9 million.
(2)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the twelve months ended December 26, 2025 are: (i) severance costs associated with affected employees of $1.8 million; (ii) inventory write-off charges of $1.7 million; (iii) operating lease ROU asset impairment charges of $1.3 million; (iv) other direct and incremental facility exit-related costs of $1.3 million; and (v) accelerated depreciation charges of $0.6 million.
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
(7)During the first quarter of 2025, we recorded a valuation allowance against the deferred tax assets of our Korea operations.

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
Summary of Cash Flows
We ended 2025 with cash and cash equivalents of $98.3 million, a decrease of $10.4 million from 2024, which was primarily due to capital expenditures of $36.2 million and net payments on our credit facilities of $4.4 million, partially offset by cash provided by operating activities of $29.9 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
	(in thousands)
Cash provided by operating activities	$29,886	$27,880	$57,632
Cash used in investing activities	(36,169)	(17,636)	(15,496)
Cash provided by (used in) financing activities	(4,096)	18,470	(48,651)
Net increase (decrease) in cash	$(10,379)	$28,714	$(6,515)
Our cash provided by operating activities of $29.9 million during 2025 consisted of net non-cash charges of $73.7 million, which consisted primarily of depreciation and amortization of $33.5 million, inventory impairment of $19.8 million, and share-based compensation expense of $16.7 million, and a decrease in our net operating assets and liabilities of $9.0 million, partially offset by a net loss of $52.8 million.
The decrease in our net operating assets and liabilities of $9.0 million during 2025 was primarily due to a decrease in accounts receivable of $16.1 million and a decrease in prepaid assets of $7.9 million, partially offset by a decrease in accrued and other liabilities of $7.1 million and a decrease in accounts payable of $6.4 million.
Cash used in investing activities during 2025 and 2024 consisted of capital expenditures.
Cash used in financing activities during 2025 consisted of net payments on our credit facilities of $4.4 million. The decrease in cash provided by financing activities from 2024 to 2025 was primarily due to net proceeds from our issuance of shares in the prior year.

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

Interest Rate Risk
We had total indebtedness of $125.0 million as of December 26, 2025, exclusive of $1.5 million in debt issuance costs, of which $6.3 million was payable within the next 12 months. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been, nor do we anticipate being exposed to, material risks due to changes in interest rates. As of December 26, 2025, the interest rate on our outstanding debt was based on SOFR, plus an applicable rate depending on our leverage ratio. A hypothetical 100 basis point change in the interest rate on our outstanding debt would have resulted in a $1.3 million change to interest expense on an annualized basis.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented beginning on page F‑1 in Part IV, Item 15 of this Annual Report on Form 10‑K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the certifying officers), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 26, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of December 26, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). With the participation of our certifying officers, our management, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of December 26, 2025, using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP and that our receipts and expenditures are being made in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 26, 2025.
The effectiveness of our internal control over financial reporting as of December 26, 2025 has been audited by KPMG LLP, an independent registered accounting firm, as stated in their attestation report which appears in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) or 15d‑15(f) of the Exchange Act) that occurred during the fourth quarter ended December 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as such term is defined in Item 408 of Regulation S-K).

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
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual General Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the close of the year ended December 26, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the close of the year ended December 26, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the close of the year ended December 26, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the close of the year ended December 26, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the close of the year ended December 26, 2025.
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
Opinion on Internal Control over Financial Reporting
We have audited Ichor Holdings, Ltd. and subsidiaries' (the Company) internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2025 and December 27, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 20, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Ichor Holdings, Ltd.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ichor Holdings, Ltd. and subsidiaries (the Company) as of December 26, 2025 and December 27, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2025 and December 27, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of excess and obsolete inventory
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company reported inventories of $231.8 million as of December 26, 2025, including an adjustment for excess and obsolete inventory of $37.5 million. The Company states its inventories at the lower of cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate excess and/or obsolete inventory is based on an analysis of existing inventory quantities on-hand compared to estimated future consumption. Future consumption is estimated based upon assumptions about how historical consumption, recent purchases, backlog, and other factors indicate future consumption.
We identified the evaluation of excess and obsolete inventory as a critical audit matter. There was subjective auditor judgment in evaluating whether historical consumption reasonably indicates future consumption used by the Company in their determination that inventory is recorded at the lower of its cost or net realizable value.
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
Portland, Oregon
February 20, 2026

ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 26, 2025	December 27, 2024
Assets
Current assets:
Cash and cash equivalents	$98,290	$108,669
Accounts receivable, net	70,514	86,619
Inventories	231,794	250,102
Prepaid expenses and other current assets	9,531	7,230
Total current assets	410,129	452,620
Property and equipment, net	103,922	94,867
Operating lease right-of-use assets	35,046	44,461
Other non-current assets	13,638	15,182
Deferred tax assets, net	4,337	4,316
Intangible assets, net	40,405	48,716
Goodwill	335,402	335,402
Total assets	$942,879	$995,564
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84,007	$91,719
Accrued liabilities	17,479	15,992
Other current liabilities	10,602	8,965
Current portion of long-term debt	6,250	7,500
Current portion of lease liabilities	11,250	11,494
Total current liabilities	129,588	135,670
Long-term debt, less current portion, net	117,278	121,023
Lease liabilities, less current portion	25,413	34,189
Deferred tax liabilities, net	1,961	1,555
Other non-current liabilities	4,753	4,791
Total liabilities	278,993	297,228
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 34,433,776 and 33,859,542 shares outstanding, respectively; 38,871,215 and 38,296,981 shares issued, respectively)	3	3
Additional paid in capital	624,391	606,060
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	131,070	183,851
Total shareholders’ equity	663,886	698,336
Total liabilities and shareholders’ equity	$942,879	$995,564
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net sales	$947,652	$849,040	$811,120
Cost of sales	859,877	745,706	707,724
Gross profit	87,775	103,334	103,396
Operating expenses:
Research and development	23,086	23,018	20,223
Selling, general, and administrative	95,650	79,384	79,334
Amortization of intangible assets	8,311	8,572	14,734
Total operating expenses	127,047	110,974	114,291
Operating loss	(39,272)	(7,640)	(10,895)
Interest expense, net	6,620	9,266	19,379
Other expense, net	1,674	1,148	804
Loss before income taxes	(47,566)	(18,054)	(31,078)
Income tax expense	5,215	2,766	11,907
Net loss	$(52,781)	$(20,820)	$(42,985)
Net loss per share
Basic	$(1.54)	$(0.64)	$(1.47)
Diluted	$(1.54)	$(0.64)	$(1.47)
Shares used to compute Net loss per share:
Basic	34,232,198	32,759,896	29,200,796
Diluted	34,232,198	32,759,896	29,200,796
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 30, 2022	28,861,949	$3	$431,415	4,437,439	$(91,578)	$247,656	$587,496
Ordinary shares issued from exercise of stock options	215,884	—	4,467	—	—	—	4,467
Ordinary shares issued from vesting of restricted share units	259,944	—	(3,672)	—	—	—	(3,672)
Ordinary shares issued from employee share purchase plan	97,621	—	2,033	—	—	—	2,033
Share-based compensation expense	—	—	17,338	—	—	—	17,338
Net income	—	—	—	—	—	(42,985)	(42,985)
Balance at December 29, 2023	29,435,398	3	451,581	4,437,439	(91,578)	204,671	564,677
Ordinary shares issued, net of transaction costs	3,833,334	—	136,738	—	—	—	136,738
Ordinary shares issued from exercise of stock options	216,439	—	5,301	—	—	—	5,301
Ordinary shares issued from vesting of restricted share units	293,331	—	(5,443)	—	—	—	(5,443)
Ordinary shares issued from employee share purchase plan	81,040	—	2,307	—	—	—	2,307
Share-based compensation expense	—	—	15,576	—	—	—	15,576
Net loss	—	—	—	—	—	(20,820)	(20,820)
Balance at December 27, 2024	33,859,542	3	606,060	4,437,439	(91,578)	183,851	698,336
Ordinary shares issued from exercise of stock options	137,080	—	3,404	—	—	—	3,404
Ordinary shares issued from vesting of restricted share units	322,456	—	(4,134)	—	—	—	(4,134)
Ordinary shares issued from employee share purchase plan	114,698	—	2,333	—	—	—	2,333
Share-based compensation expense	—	—	16,728	—	—	—	16,728
Net loss	—	—		—	—	(52,781)	(52,781)
Balance at December 26, 2025	34,433,776	$3	$624,391	4,437,439	$(91,578)	$131,070	$663,886
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Cash flows from operating activities:
Net loss	$(52,781)	$(20,820)	$(42,985)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,505	30,744	34,577
Inventory Impairment	19,811	—	—
Share-based compensation	16,728	15,576	17,338
Impairment of lease right-of-use assets	2,158	—	—
Deferred income taxes	385	(782)	9,314
Loss on disposal of equipment	475	—	—
Amortization of debt issuance costs	426	465	465
Loss on extinguishment of debt	169	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	16,105	(19,898)	69,600
Inventories	(1,503)	(4,217)	37,775
Prepaid expenses and other assets	7,866	2,343	10,204
Accounts payable	(6,377)	29,110	(50,974)
Accrued liabilities	1,596	929	(9,766)
Other liabilities	(8,677)	(5,570)	(17,916)
Net cash provided by operating activities	29,886	27,880	57,632
Cash flows from investing activities:
Capital expenditures	(36,169)	(17,636)	(15,496)
Net cash used in investing activities	(36,169)	(17,636)	(15,496)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	—	136,738	—
Issuance of ordinary shares under share-based compensation plans	5,628	7,800	7,521
Employees' taxes paid upon vesting of restricted share units	(4,134)	(5,443)	(3,672)
Debt issuance and modification costs	(1,215)	—	—
Repayments on revolving credit facility	—	(115,000)	(45,000)
Proceeds from term loan	57,003	—	—
Repayments on term loan	(61,378)	(5,625)	(7,500)
Net cash provided by (used in) financing activities	(4,096)	18,470	(48,651)
Net increase (decrease) in cash	(10,379)	28,714	(6,515)
Cash at beginning of period	108,669	79,955	86,470
Cash at end of period	$98,290	$108,669	$79,955
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,503	$11,650	$20,368
Cash paid during the period for taxes, net of refunds	$3,009	$3,333	$3,877
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$3,626	$4,961	$625
Right-of-use assets obtained in exchange for new operating lease liabilities, including those acquired through acquisitions	$1,256	$16,418	$4,789
See accompanying notes to consolidated financial statements.

ICHOR HOLDINGS, LTD.
Notes to Consolidated Financial Statements
(dollar figures in tables in thousands, except per share data)

Note 1 – Organization and Summary of Significant Accounting Policies
Organization and Operations of the Company
Ichor Holdings, Ltd. and Subsidiaries (“we”, “us”, “our”, the “Company”) are a leader in the design, engineering and manufacturing of critical fluid delivery subsystems and components primarily for semiconductor capital equipment, as well as other industries such as defense/aerospace and medical. Our primary product offerings include gas and chemical delivery subsystems, collectively known as fluid delivery subsystems, which are key elements of the process tools used in the manufacturing of semiconductor devices. Our gas delivery subsystems deliver, monitor and control precise quantities of the specialized gases used in semiconductor manufacturing processes such as etch and deposition. Our chemical delivery subsystems precisely blend and dispense the reactive liquid chemistries used in semiconductor manufacturing processes such as chemical-mechanical planarization, electroplating, and cleaning. We also provide precision-machined components, weldments, e-beam and laser welded components, precision vacuum and hydrogen brazing, surface treatment technologies, and other proprietary products. We are headquartered in Fremont, California and have operations in the United States, Singapore, Malaysia, and Mexico.
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
Year End
We use a 52‑ or 53‑week fiscal year ending on the last Friday in December. The years ended December 26, 2025, December 27, 2024, and December 29, 2023 were each 52 weeks. All references to 2025, 2024, and 2023 are references to the fiscal years then ended.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from the estimates made by management. Significant estimates include inventory valuation, valuation allowance on deferred tax assets, and impairment analyses for both definite‑lived intangible assets and goodwill.

Change in Accounting Estimate
In the second quarter of 2025, we changed our accounting estimate for the expected useful lives of Computer Numerical Control ("CNC") machinery, which was applied prospectively. We evaluated our current asset base and reassessed the estimated useful lives of the CNC machinery in connection with our recent usage of older machinery, including considering the technological and physical obsolescence of such machinery. Based on this evaluation, we determined the expected useful life of the CNC machinery should be increased from seven to ten years to more closely reflect the estimated economic life of those assets. For 2025, the change resulted in a decrease to depreciation expense in cost of sales of $3.0 million, which reduced operating loss and net loss by the same amount, and net loss per share by $0.09.
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
Transaction price – In most of our contracts, prices are generally determined by a customer-issued purchase order and generally remain fixed over the duration of the contract. Certain contracts contain variable consideration, including early-payment discounts and rebates. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include variable consideration in the transaction price only to the extent that it is probable that a significant reversal will not occur. Variable consideration estimates are updated at each reporting date. Historically, we have not incurred significant costs to obtain a contract. All amounts billed to a customer relating to shipping and handling are classified as net sales, while all costs incurred by us for shipping and handling are classified as cost of sales.
Performance obligations – Substantially all of our performance obligations pertain to promised goods (“products”), which are primarily comprised of fluid delivery subsystems, weldments, and other components. Most of our contracts contain a single performance obligation and are generally completed within 12 months. Product sales are recognized at a point-in-time, upon "delivery," as such term is defined within the contract, which is generally at the time of shipment, which is when control of products has transferred. Products are covered by a standard assurance warranty, generally extended for a period of one to two years depending on the customer, which promises that delivered products conform to contract specifications. As such, we account for such warranties under ASC 460, Guarantees, and not as a separate performance obligation.
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
Concentrations
Financial instruments that subject us to concentration risk consist of accounts receivable, accounts payable, and long-term debt. At December 26, 2025 and December 27, 2024, three and four customers (with each single customer representing 10% or more of the balance of accounts receivable) represented, in the aggregate, approximately 66% and 77%, respectively, of the balance of accounts receivable.
We establish an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends, and other information. We require collateral, typically cash, in the normal course of business if customers do not meet our criteria established for offering credit. If the financial condition of our customers were to deteriorate and result in an impaired ability to make payments, additions to the allowance may be required. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded to income when received. Activity and balances related to our allowance for doubtful accounts was not significant during any period presented.
We use qualified manufacturers to supply many components and subassemblies of our products. We obtain the majority of our components from a limited group of suppliers. A majority of the purchased components used in our products are customer specified. An interruption in the supply of a particular component would have a temporary adverse impact on our operating results.
We maintain cash balances at global systemically important banks in both United States and internationally. Cash balances in the United States exceed amounts that are insured by the Federal Deposit Insurance Corporation. The majority of the cash maintained in foreign-based commercial banks is insured by the government where the foreign banking institutions are based. Cash held in foreign-based commercial banks totaled $52.9 million and $47.1 million at December 26, 2025 and December 27, 2024, respectively, and at times exceeds insured amounts. No losses have been incurred as of December 26, 2025 or December 27, 2024 for amounts exceeding the insured limits.
Fair Value Measurements
We estimate the fair value of financial assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
▪Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date
▪Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
▪Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date
There were no changes to our valuation techniques during 2025. We estimate the recorded value of our financial assets and liabilities approximates fair value as of December 26, 2025 and December 27, 2024.

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
Impairment of Long-Lived Assets
Long-lived assets, which include property and equipment, ROU assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset group. During 2025, we identified and recognized fixed asset accelerated depreciation $3.2 million and operating lease ROU asset impairment charges of $2.2 million, both of which are included in selling, general, and administrative expenses within the accompanying consolidated statement of operations. During 2024, and 2023, we did not identify any triggering events that would indicate impairment.
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
We performed a qualitative goodwill assessment at December 26, 2025 and December 27, 2024. This assessment indicated that it was more likely than not our reporting unit’s fair value exceeded its carrying value.

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
Foreign Operations
The functional currency of our international operations is the U.S. dollar. Transactions denominated in currencies other than the functional currency generate foreign exchange gains and losses that are included in other expense, net on our consolidated statements of operations. Substantially all of our sales contracts, and most of our agreements with third-party suppliers, provide for pricing and payment in U.S. dollars. Accordingly, these transactions are not subject to material exchange rate fluctuations.
Accounting Pronouncements Recently Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU is intended to enhance the transparency, decision usefulness, and effectiveness of income tax disclosures. The ASU requires a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. The ASU also requires a public entity to provide a qualitative description of the states and local income tax category and the net amount of income taxes paid, disaggregated by federal, state, and foreign taxes as well as by individual jurisdictions. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. We adopted this standard in the fourth quarter of 2025 for the annual period ended December 26, 2025, and applied it retrospectively to all periods presented. It did not have a material impact on our consolidated financial statements. The standard is effective for our interim periods beginning in 2026.
Accounting Pronouncements Recently Issued
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

Note 2 – Inventories
Inventories consist of the following:

	December 26, 2025	December 27, 2024
Raw materials	$204,166	$197,975
Work in process	39,595	45,075
Finished goods	45,393	43,445
Excess and obsolete adjustment	(37,549)	(36,393)
Impairment of inventory	(19,811)	—
Total inventories	$231,794	$250,102
The following table presents changes to our excess and obsolete adjustment and inventory impairment balance:

	Excess and obsolete adjustment	Impairment of inventory
Balance at December 30, 2022	$(17,543)	$—
Charge to cost of sales	(9,784)	—
Disposition of inventory	(1,113)	—
Balance at December 29, 2023	(28,440)	—
Charge to cost of sales	(8,584)	—
Disposition of inventory	631	—
Balance at December 27, 2024	(36,393)	—
Charge to cost of sales	(3,566)	(19,811)
Disposition of inventory	2,410	—
Balance at December 26, 2025	$(37,549)	$(19,811)

Note 3 – Property and Equipment
Property and equipment consist of the following:

	December 26, 2025	December 27, 2024
Machinery	$141,095	$123,509
Leasehold improvements	48,955	48,487
Computer software, hardware, and equipment	9,548	8,707
Office furniture, fixtures, and equipment	1,529	1,593
Vehicles	365	395
Construction-in-process	21,955	12,612
	223,447	195,303
Less accumulated depreciation	(119,525)	(100,436)
Total property and equipment, net	$103,922	$94,867
Depreciation expense for 2025, 2024, and 2023 was $23.5 million, $21.0 million, and $18.8 million, respectively.

Cloud Computing Implementation Costs
We incur costs to implement cloud computing arrangements that are service contracts. In accordance with ASC 350-40, Goodwill and other, Internal-Use Software, for cloud computing arrangements that meet the definition of a service contract, we capitalize qualifying implementation costs incurred during the application development stage which are recorded in other non-current assets. To-date, these costs represent those incurred to implement a new company-wide ERP system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $12.4 million and $11.2 million as of December 26, 2025 and December 27, 2024, respectively, and is included in other non-current assets on our consolidated balance sheets. The related amortization expense was $1.7 million, $1.2 million, and $1.1 million during 2025, 2024, and 2023, respectively, and is included in selling, general, and administrative expense on our consolidated statements of operations.

Note 4 – Intangible Assets
Definite-lived intangible assets consist of the following:

	December 26, 2025
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$71,583	$(34,457)	$—	$37,125	9.9 years
Developed technology	11,047	(7,767)	—	3,280	10.0 years
Total intangible assets	$82,630	$(42,224)	$—	$40,405

	December 27, 2024
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$73,142	$(28,779)	$—	$44,363	9.9 years
Developed technology	11,047	(6,694)	—	4,353	10.0 years
Total intangible assets	$84,189	$(35,473)	$—	$48,716
Fully amortized finite-lived intangible assets are removed from the presentation of gross intangible assets along with the related accumulated amortization.
Future projected annual amortization expense consists of the following:

Future amortization expense
2026	$7,729
2027	7,290
2028	7,055
2029	6,579
2030	6,240
Thereafter	5,512
$40,405

Note 5 – Leases
We lease facilities under various non-cancellable operating leases expiring through 2037. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities. As of December 26, 2025, we had no operating leases executed for which the rental period had not yet commenced.
The components of lease expense are as follows:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Operating lease cost	$11,206	$10,009	$9,656
Supplemental cash flow information related to leases is as follows:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,571	$9,834	$9,494
Supplemental balance sheet information related to leases is as follows:

	December 26, 2025	December 27, 2024
Weighted-average remaining lease term of operating leases	5.7 years	6.1 years
Weighted-average discount rate of operating leases	4.9%	4.7%
Future minimum lease payments under non-cancellable leases as of December 26, 2025 are as follows:

2026	$11,248
2027	10,405
2028	5,571
2029	3,122
2030	2,808
Thereafter	9,900
Total future minimum lease payments	43,054
Less imputed interest	(6,391)
Total lease liabilities	36,663
Less current portion	(11,250)
Total lease Liabilities, less current portion	$25,413

Note 6 – Income Taxes
Loss before provision of income taxes consisted of the following:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
United States	$(65,843)	$(58,245)	$(69,040)
Foreign	18,277	40,191	37,962
Loss before tax	$(47,566)	$(18,054)	$(31,078)
Significant components of income tax expense consist of the following:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Current:
Federal	$(220)	$(115)	$(56)
State	572	585	16
Foreign	4,733	3,078	2,633
Total current tax expense	5,085	3,548	2,593
Deferred:
Federal	326	326	8,471
State	80	62	1,529
Foreign	(276)	(1,170)	(686)
Total deferred tax expense (benefit)	130	(782)	9,314
Income tax expense	$5,215	$2,766	$11,907

Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for the financial reporting purposes and the amounts used for income tax purposes, and (ii) operating losses and tax credit carryforwards.

	December 26, 2025	December 27, 2024
Deferred tax assets:
Inventory	$6,717	$8,701
Share-based compensation	2,600	3,103
Accrued payroll	1,555	1,580
Net operating loss carryforwards	34,833	16,817
Tax credits	8,478	6,678
Interest carryforwards	7,056	6,298
Capitalized research expenses	7,810	9,838
Intercompany interest	3,144	2,906
Operating lease liabilities	4,858	11,140
Other assets	1,070	534
Deferred tax assets	78,121	67,595
Valuation allowance	(58,321)	(42,281)
Total deferred tax assets	19,800	25,314
Deferred tax liabilities:
Intangible assets	(6,997)	(5,438)
Property, plant and equipment	(5,778)	(5,851)
Operating lease right-of-use assets	(4,649)	(10,890)
Other liabilities	—	(374)
Total deferred tax liabilities	(17,424)	(22,553)
Net deferred tax asset	$2,376	$2,761
At December 26, 2025, we had federal, state, and foreign net operating loss carryforwards ("NOLs") of $139.7 million, $63.1 million and $6.8 million, respectively. The federal NOLs carry forward indefinitely. The state and foreign NOLs, if not utilized, will begin to expire in 2028 and 2039, respectively. At December 26, 2025, we had federal and state research and development credits of $3.1 million and $0.4 million, respectively, which, if not utilized, will begin to expire in 2042 and 2029, respectively. At December 26, 2025, we had foreign tax credits of $3.2 million, which, if not utilized, will begin to expire in 2033.
We have determined the amount of our valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. As of December 26, 2025, we believe it is not more-likely-than-not that our U.S. entities will generate sufficient taxable income to offset reversing deductible timing differences and to fully utilize carryforward tax attributes. Accordingly, we have recorded a valuation allowance against U.S. federal and state deferred tax assets, net of deferred tax liabilities related to indefinite-lived intangible assets for which no future realization can be expected. The valuation allowance increased by $16.0 million and $14.2 million during the years ended December 26, 2025 and December 27, 2024, respectively.
We were granted a tax holiday for our Singapore operations, which expires in 2026. The net impact of the tax holiday in Singapore as compared to the Singapore statutory rate was a benefit of $3.4 million, $7.1 million, and $5.0 million during 2025, 2024, and 2023, respectively. Our income tax fluctuates based on the geographic mix of earnings and is calculated quarterly based on actual results pursuant to ASC Topic 740‑270.
We recognize tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. As of December 26, 2025, we had reserves of $3.2 million related to these uncertain tax positions, which are included in the balance of other non-current liabilities on the accompanying consolidated balance sheet. If recognized, $1.4 million of this amount would impact our effective tax rate.

We recognize estimated accrued interest and penalties related to these unrecognized tax benefits in income tax expense. In 2025, we recognized no increase in estimated interest and penalties. At December 26, 2025, we had approximately zero and $0.6 million of accrued estimated interest and penalties, which are excluded from the unrecognized tax benefits table below.
The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense consist of the following:

	Year Ended
	December 26, 2025		December 27, 2024		December 29, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
Effective rate reconciliation:
US federal statutory tax rate	$(9,989)	21.0%	$(3,791)	21.0%	$(6,526)	21.0%
State and local income taxes, net of federal income tax effect (1)	515	(1.1)%	(648)	3.6%	(1,994)	6.4%
Tax credits
Research and development tax credits	(603)	1.3%	(869)	4.8%	(1,530)	4.9%
Foreign tax credit on withholding	(1,085)	2.3%	(815)	4.5%	(717)	2.3%
Change in valuation allowance	13,833	(29.1)%	14,243	(78.9)%	27,940	(89.9)%
Nondeductible items
Limitation on officers compensation	511	(1.1)%	1,225	(6.8)%	597	(1.9)%
Stock compensation	1,513	(3.2)%	(372)	2.1%	85	(0.3)%
Other	41	(0.1)%	177	(1.0)%	336	(1.1)%
Worldwide changes in unrecognized tax benefits	(48)	0.1%	475	(2.6)%	(331)	1.1%
Other reconciling items	(31)	0.1%	158	(0.9)%	44	(0.1)%
Foreign tax effects
Other	90	(0.2)%	68	(0.4)%	(92)	0.3%
Singapore
Statutory tax rate difference	(846)	1.8%	(1,112)	6.2%	(1,415)	4.6%
Tax holiday	(3,446)	7.2%	(7,078)	39.2%	(4,962)	16.0%
Withholding tax	1,083	(2.3)%	815	(4.5)%	717	(2.3)%
Other	—	—%	126	(0.7)%	—	—%
Malaysia
Statutory tax rate difference	114	(0.2)%	290	(1.6)%	52	(0.2)%
Permanent differences	322	(0.7)%	(336)	1.9%	(365)	1.2%
Return to provision	278	(0.6)%	225	(1.2)%	(224)	0.7%
Other	52	(0.1)%	—	—%	—	—%
United Kingdom
Change in valuation allowance	1,665	(3.5)%	—	—%	—	—%
Benefit from carry back claim	(509)	1.1%	—	—%	—	—%
Other	(266)	0.6%	(15)	0.1%	292	(0.9)%
Netherlands
Domestic top-up tax	2,021	(4.2)%	—	—%	—	—%
Income tax expense	$5,215	(11.0)%	$2,766	(15.3)%	$11,907	(38.3)%
(1) State taxes in California make up the majority of the tax effect in this category.

The cash paid for taxes, net of refunds, are as follows:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Federal	$4	$—	$(483)
State and local
California	352	490	(226)
Oregon	130	71	315
Texas	153	80	199
Other	1	16	24
Foreign
Singapore	1,166	794	1,037
Malaysia	1,203	1,068	1,350
Korea	—	188	55
United Kingdom	—	626	1,606
Cash paid for taxes, net of refunds	$3,009	$3,333	$3,877
The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits
Balance at December 30, 2022	$3,595
Increase related to current year tax positions	488
Decrease in tax positions related to lapse of statute of limitations	(10)
Decrease in tax positions related to settlements	(916)
Balance at December 29, 2023	3,157
Increase related to current year tax positions	435
Decrease in tax positions related to lapse of statute of limitations	(336)
Balance at December 27, 2024	3,256
Increase related to current year tax positions	149
Decrease in tax positions related to lapse of statute of limitations	(197)
Balance at December 26, 2025	$3,208
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
Our three major filing jurisdictions are the United States, Singapore, and Malaysia. We are no longer subject to U.S. Federal examination for tax years ending before 2022, to state examinations before 2021, or to foreign examinations before 2021. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward. As of December 26, 2025, we were under examination by the California tax authorities for fiscal years 2020-2022.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual maximum of 4% of a participant’s annual compensation. For 2025, 2024, and 2023, matching contributions were $2.7 million, $2.6 million, and $2.7 million, respectively.

Note 8 – Long-Term Debt
Long-term debt consists of the following:

	December 26, 2025	December 27, 2024
Term loan	$125,000	$129,375
Revolving credit facility	—	—
Total principal amount of long-term debt	125,000	129,375
Less unamortized debt issuance costs	(1,472)	(852)
Total long-term debt, net	123,528	128,523
Less current portion	(6,250)	(7,500)
Total long-term debt, less current portion, net	$117,278	$121,023
Term loan principal payments are due quarterly on the last business day of each calendar quarter, commencing on December 31, 2025. The credit agreement matures on September 26, 2030. Maturities of long-term debt consist of the following:

2026	$6,250
2027	7,813
2028	7,813
2029	7,813
2030	95,311
Total	$125,000
The weighted average interest rate across our credit facilities was 6.16%, 7.31%, and 6.80% during 2025, 2024, and 2023, respectively.
On September 26, 2025, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders under the agreement (the "credit agreement"). The credit agreement includes a $125.0 million term loan facility and a $100.0 million revolving credit facility (together, “credit facilities”). The revolving credit facility also contains a $20.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility. We incurred debt issuance costs of approximately $1.7 million in connection with the amendment and restatement. Of this amount, $1.2 million of the debt issuance costs are accounted for as a reduction to the carrying value of our long-term debt, and we amortize these costs to interest expense over the term of the credit agreement. The remaining $0.5 million in debt issuance costs were expensed as incurred, which is included in other expense, net on our consolidated statements of operations. Under the debt modification literature codified in ASC 470, a portion of the amendment and restatement was treated as an extinguishment. Accordingly, $0.2 million of existing capitalized debt issuance costs were written off as a loss on extinguishment of debt, which is included in other expense, net on our consolidated statements of operations.
Our credit agreement is secured by our tangible and intangible assets and includes customary representations, warranties, and covenants. We are required to maintain a minimum fixed charge coverage ratio of 1.25 : 1 and a maximum leverage ratio of 3.50 : 1. We were in compliance with both as of December 26, 2025.

As of December 26, 2025, interest is charged at either the Base Rate or SOFR (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.50%, or iii) SOFR plus 1.00%. The applicable margin on Base Rate and SOFR loans is 0.750% to 1.750% and 1.750% to 2.750% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. SOFR interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. As of December 26, 2025, our credit facilities bore interest under the SOFR option at 6.17%.

Note 9 – Share-Based Compensation
2025 Plan
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
The 2025 Omnibus Incentive Plan provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of stock options (“options”), tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“RSUs”), performance awards, and other share‑based awards. We have elected to account for forfeitures of all share-based awards in share-based compensation expense prospectively as they occur. Forfeited or expired awards are returned to the incentive plan pool for future grants. Awards generally vest over four years, 25% on the first anniversary of the date of grant and quarterly thereafter over the remaining three years. Upon vesting of RSUs, shares are withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares are never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $16.7 million, $15.6 million, and $17.3 million during 2025, 2024, and 2023, respectively.
Stock Options
Options are valued based on the Black-Scholes-Merton model on the date of grant. The risk-free interest rate is based on U.S. Treasury rates in effect on the date of grant. Estimated volatility is based on the historical volatility of our ordinary shares. Options generally vest over 4 years, with 25% vesting on the first grant-date anniversary and the remaining vesting on a quarterly basis over the remaining 3 years. Options granted under the 2016 Plan have a contractual term of 7 years. No options have been granted under the 2025 Plan.
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 27, 2024	365,085	$24.28
Exercised	(137,080)	$24.83
Forfeited or expired	(14,880)	$22.28
Outstanding, December 26, 2025	213,125	$24.07	0.7 years	$—
Exercisable, December 26, 2025	213,125	$24.07	0.7 years	$—

The intrinsic value of options exercised are as follows:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Total intrinsic value of options exercised	$1,013	$3,276	$3,041
At December 26, 2025, there was no unrecognized share-based compensation expense relating to options.
Restricted Share Units
RSUs that vest pursuant to a service condition and performance condition are valued based on the closing market price of our ordinary shares on the date of grant. RSUs that vest pursuant to a service condition only generally vest over 4 years, with 25% vesting on the first grant-date anniversary and the remaining vesting on a quarterly basis over the remaining 3 years. RSUs that vest pursuant to a performance condition are generally earned over 3 years, depending on the achievement of certain financial and non-financial targets, and vest at the end of the three year measurement period. RSUs that vest pursuant to a market condition are valued based on a Monte Carlo simulation model as of the date of grant, are generally earned over 3 years based on a relative total shareholder return model, and vest at the end of the three year measurement period. Upon vesting of RSUs, employees may elect to have shares withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares were never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.
The following table summarizes RSU activity:

	Number of RSUs
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 27, 2024	1,031,455	178,610	201,841	$33.92
Granted	843,706	109,946	109,951	$18.17
Vested	(439,868)	(23,150)	(44,191)	$32.25
Forfeited	(165,182)	(14,418)	(13,459)	$28.25
Unvested, December 26, 2025	1,270,111	250,988	254,142	$25.57
Fair value information for RSUs granted and vested is as follows:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Weighted average grant-date fair value per share of RSUs granted	$18.17	$39.61	$30.70
Total grant-date fair value of shares vested	$16,356	$14,177	$11,550
At December 26, 2025, total unrecognized share-based compensation expense relating to RSUs was $30.1 million, with a weighted average remaining service period of 2.5 years.

The table below sets forth the weighted average assumptions in the Monte Carlo simulation model used to measure the fair value of RSUs that vest pursuant to a market condition. Expected volatility is based on the historical volatility of our ordinary shares and our peer group for the relative expected term. We believe this approach is reflective of current and historical market conditions and is an appropriate indicator of expected volatility. The risk-free interest rate is based on U.S. government treasury rates in effect on the date of grant with a term equal to the expected term of the award, which is equal to the period of time between the grant date and the date the award is expected to vest.

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Weighted average expected term	2.4 Years	2.6 Years	2.6 Years
Risk-free interest rate	3.8%	4.5%	4.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	67.3%	59.2%	61.4%
2017 ESPP
In May 2017, we adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP grants employees the ability to designate a portion of their base-pay to purchase ordinary shares at a price equal to 85% of the fair market value of our ordinary shares on the first or last day of each 6 month purchase period. Purchase periods begin on January 1 or July 1 and end on June 30 or December 31, or the next business day if such date is not a business day. Shares are purchased on the last day of the purchase period. As of December 26, 2025, 2.0 million ordinary shares remained eligible for issuance under the 2017 ESPP.
The table below sets forth the weighted average assumptions used to measure the fair value of 2017 ESPP rights:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Weighted average expected term	0.5 years	0.5 years	0.5 years
Risk-free interest rate	4.3%	5.3%	5.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	63.1%	60.4%	63.4%
We recognize share-based compensation expense associated with the 2017 ESPP over the duration of the purchase period. We recognized $1.3 million, $1.0 million, and $0.9 million of share-based compensation expense associated with the 2017 ESPP during 2025, 2024, and 2023, respectively. At December 26, 2025, there was no unrecognized share-based compensation expense related to the 2017 ESPP.

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
Foreign operations are conducted primarily through our wholly owned subsidiaries in Singapore and Malaysia, and Mexico. Our principal markets include North America, Asia, and to a lesser degree, Europe.

The following table sets forth sales by geographic area, which represents sales to unaffiliated customers based upon the location to which the products were shipped:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Singapore	$431,539	$353,219	$318,790
United States of America	295,010	268,946	281,298
Europe	98,046	98,855	116,316
Other	123,057	128,020	94,716
Total net sales	$947,652	$849,040	$811,120
The following table sets forth our major customers with 10% or more of sales, which comprised 76%, 73%, and 82% of net sales in 2025, 2024, and 2023, respectively:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Applied Materials	$371,697	$300,263	$295,082
Lam Research	$351,418	$319,099	$286,836
ASML (1)	—	$—	$85,589
(1)ASML did not represent 10% or more of sales in 2025 and 2024.
Foreign long-lived assets, exclusive of deferred tax assets, were $71.3 million and $62.5 million at December 26, 2025 and December 27, 2024, respectively.

Note 11 – Earnings per Share
The following table sets forth the computation of our basic and diluted net loss per share and a reconciliation of the numerator and denominator used in the calculation:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Numerator:
Net loss	$(52,781)	$(20,820)	$(42,985)
Denominator:
Basic weighted average ordinary shares outstanding	34,232,198	32,759,896	29,200,796
Dilutive effect of options	—	—	—
Dilutive effect of RSUs	—	—	—
Dilutive effect of ESPP	—	—	—
Diluted weighted average ordinary shares outstanding	34,232,198	32,759,896	29,200,796
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	2,841,000	2,557,000	2,632,000
Earnings per share:
Net loss per share:
Basic	$(1.54)	$(0.64)	$(1.47)
Diluted	$(1.54)	$(0.64)	$(1.47)
(1)Represents potentially dilutive options and RSUs that were excluded from the calculation of net income per share, because including them would have been antidilutive under the treasury stock method.

Note 12 - Restructuring
In the third quarter of 2025, and amended in the fourth quarter of 2025, our Board of Directors approved the Consolidation Restructuring Plan (the "Plan"). The Plan includes activities and plans to align our geographic footprint with our long-term strategic plan. The amended restructuring plan expanded the scope of our initial plan to consolidate our footprint at additional sites. Key components of the Plan as of December 26, 2025 are as follows:
Impairment of inventory
As of December 26, 2025, total expected inventory impairment costs under the Plan are $19.8 million, all of which were recognized during 2025. These costs were recognized within cost of sales on our consolidated statement of operations and as a contra-asset valuation account within inventories on our consolidated balance sheet as of December 26, 2025.
Fixed asset charges
As of December 26, 2025, total expected fixed asset charges under the Plan are approximately $3.1 million, all of which were recognized during 2025. These costs were recognized within selling, general, and administrative expenses on our consolidated statement of operations.
Impairment of operating right-of-use assets
As of December 26, 2025, total expected operating lease ROU asset impairment charges under the Plan are approximately $1.8 million, of which $0.9 million were recognized during 2025. These charges were recognized within selling, general, and administrative expenses on our consolidated statement of operations. We expect to incur approximately an additional $0.9 million of operating lease ROU asset impairment charges under the Plan.
Severance charges
As of December 26, 2025, total expected severance charges under the Plan are approximately $1.7 million, all of which were recognized during 2025. Of the this amount recognized, $0.9 million and $0.8 million were recognized within cost of sales and selling, general, and administrative expenses, respectively, on our consolidated statement of operations. These charges were accrued within accrued liabilities, net of payments made of $0.7 million, on our consolidated balance sheet as of December 26, 2025.
Other Costs
Other costs includes other direct and incremental costs incurred as result of the Plan, which primarily includes legal expenses, facility exit costs, and fixed asset transportation costs. As of December 26, 2025, total expected other costs under the Plan are approximately $3.7 million, of which $1.3 million were recognized during 2025. These costs were recognized within selling, general, and administrative expenses on our consolidated statement of operations. We expect to incur approximately an additional $2.4 million of other costs under the Plan.
We expect the Plan to be substantially complete by the end of 2026. We may incur additional expenses due to unanticipated events or changes in plan scope.

EXHIBIT INDEX
The following exhibits are filed with this Form 10‑K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated November 11, 2021, by and among Ichor Systems, Inc., Incline Merger Sub, LLC, IMG Companies, LLC, and Brian J. Miller (solely in his capacity as the Equity holders’ Representative thereunder) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the SEC on November 16, 2021).

3.1
Amended and Restated Memorandum and Articles of the Company, effective as of May 24, 2022 (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 24, 2023).

4.1	Description of Securities of the Company. (Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on February 24, 2023).
10.1
Second Amended and Restated Credit Agreement, dated as of October 29, 2021, by and among Icicle Acquisition Holding B.V., Ichor Holdings, LLC, and Ichor Systems, Inc. as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10‑K filed with the SEC on February 28, 2022).

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2024, by and among Ichor Systems, Inc., as borrower representative, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 2, 2021).

10.3
Third Amended and Restated Credit Agreement, dated as of September 26, 2025, by and among Icicle Acquisition Holding B.V, Ichor Systems, Inc., Ichor Holdings, LLC, IMG Companies, LLC, IMG Inta, LLC, IMG Larkin, LLC, IMG, LLC, Applied Fusion, LLC, and IMG Altair, LLC as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 30, 2025).

10.4+	Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Registration Statement on Form S‑1 filed with the SEC on November 29, 2016).
10.5+	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Registration Statement on Form S‑1 filed with the SEC on November 29, 2016).
10.6+	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S‑1 filed with the SEC on November 29, 2016).
10.7+	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.14 to Amendment No. 2 Registration Statement on Form S‑1 filed with the SEC on November 29, 2016).
10.8+*	Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan
10.9+
Form of Performance Restricted Stock Unit Agreement Pursuant to the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2025)

10.10+
Form of Restricted Stock Unit Agreement Pursuant to the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2025).

10.11+
Offer Letter, dated as of January 8, 2013, by and between Ichor Systems, Inc. and Philip Barros (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S‑1 filed with the SEC on November 14, 2016).

10.12+
Offer Letter, dated as of September 30, 2015, by and between Ichor Systems, Inc. and Philip Barros (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S‑1 filed with the SEC on November 14, 2016).

10.13+
Offer Letter, dated as of October 29, 2025, by and between Ichor Systems, Inc. and Philip Barros (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2025).

10.14+
Amended and Restated Select Severance Plan, dated as of November 22, 2024, by and among the Company and certain officers and directors party thereto. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on February 21, 2025).

10.15+
Offer Letter, dated November 20, 2019, between Ichor Systems, Inc. and Jeffrey Andreson (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 6, 2020).

10.16+
Transition Agreement, dated as of August 3, 2025, by and between the Company and Jeffrey Andreson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2025).

10.17+	Offer Letter, dated November 15, 2022, between the Company and Bruce Ragsdale (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the SEC on November 28, 2022).
10.18+	Offer Letter, dated July 6, 2023, between Ichor Systems, Inc. and Gregory F. Swyt (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 10, 2023).
10.19*+	Transition Agreement, dated as of August 13, 2025, by and between the Company and Christopher Smith.
19.1*	Ichor Holdings, Ltd. Insider Trading Policy, dated November 10, 2025.
21.1*	List of subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
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

Dated: February 20, 2026	ICHOR HOLDINGS, LTD.

	By:	/s/ Philip Barros
Philip Barros
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Philip Barros	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2026
Philip Barros

/s/ Greg Swyt	Chief Financial Officer (Principal Accounting and Financial Officer)	February 20, 2026
Greg Swyt

/s/ Iain MacKenzie	Executive Chairman and Director	February 20, 2026
Iain MacKenzie

/s/ Jorge Titinger	Lead Independent Director	February 20, 2026
Jorge Titinger

/s/ Marc Haugen	Director	February 20, 2026
Marc Haugen

/s/ John Kispert	Director	February 20, 2026
John Kispert

/s/ Laura Black	Director	February 20, 2026
Laura Black

/s/ Wendy Arienzo	Director	February 20, 2026
Wendy Arienzo

/s/ Thomas M. Rohrs	Director	February 20, 2026
Thomas M. Rohrs

/s/ Yuval Wasserman	Director	February 20, 2026
Yuval Wasserman