Form 10-Q
period 2026-03-27
ICHOR HOLDINGS, LTD.
filed 2026-05-05
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2026
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

Large accelerated filer	☒	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of April 28, 2026, the registrant had 34,750,310 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 27, 2026	December 26, 2025
Assets
Current assets:
Cash and cash equivalents	$89,089	$98,290
Accounts receivable, net	93,067	70,514
Inventories	252,299	231,794
Prepaid expenses and other current assets	7,639	9,531
Total current assets	442,094	410,129
Property and equipment, net	103,551	103,922
Operating lease right-of-use assets	35,126	35,046
Other noncurrent assets	13,664	13,638
Deferred tax assets, net	4,338	4,337
Intangible assets, net	38,327	40,405
Goodwill	335,402	335,402
Total assets	$972,502	$942,879
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$108,175	$84,007
Accrued liabilities	16,528	17,479
Other current liabilities	13,516	10,602
Current portion of long-term debt	6,250	6,250
Current portion of lease liabilities	12,203	11,250
Total current liabilities	156,672	129,588
Long-term debt, less current portion, net	115,793	117,278
Lease liabilities, less current portion	24,419	25,413
Deferred tax liabilities, net	2,627	1,961
Other non-current liabilities	4,977	4,753
Total liabilities	304,488	278,993
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 34,744,772 and 34,433,776 shares outstanding, respectively; 39,182,211 and 38,871,215 shares issued, respectively)	3	3
Additional paid in capital	630,988	624,391
Treasury shares at cost (4,437,439 shares)	(91,578)	(91,578)
Retained earnings	128,601	131,070
Total shareholders’ equity	668,014	663,886
Total liabilities and shareholders’ equity	$972,502	$942,879
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 27, 2026	March 28, 2025
Net sales	$256,068	$244,465
Cost of sales	223,810	215,943
Gross profit	32,258	28,522
Operating expenses:
Research and development	5,530	5,874
Selling, general, and administrative	22,565	21,742
Amortization of intangible assets	2,078	2,078
Total operating expenses	30,173	29,694
Operating income (loss)	2,085	(1,172)
Interest expense, net	1,678	1,646
Other expense, net	323	81
Income (loss) before income taxes	84	(2,899)
Income tax expense	2,553	1,660
Net loss	$(2,469)	$(4,559)
Net loss per share
Basic	$(0.07)	$(0.13)
Diluted	$(0.07)	$(0.13)
Shares used to compute Net loss per share:
Basic	34,607,033	33,998,364
Diluted	34,607,033	33,998,364
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three months ended March 27, 2026	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 26, 2025	34,433,776	$3	$624,391	4,437,439	$(91,578)	$131,070	$663,886
Ordinary shares issued from exercise of stock options	181,496	—	4,287	—	—	—	4,287
Ordinary shares issued from vesting of restricted share units	72,130	—	(2,422)	—	—	—	(2,422)
Ordinary shares issued from employee share purchase plan	57,370	—	899	—	—	—	899
Share-based compensation expense	—	—	3,833	—	—	—	3,833
Net loss	—	—	—	—	—	(2,469)	(2,469)
Balance at March 27, 2026	34,744,772	$3	$630,988	4,437,439	$(91,578)	$128,601	$668,014

For the three months ended March 28, 2025	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 27, 2024	33,859,542	$3	$606,060	4,437,439	$(91,578)	$183,851	$698,336
Ordinary shares issued from exercise of stock options	137,080	—	3,404	—	—	—	3,404
Ordinary shares issued from vesting of restricted share units	77,518	—	(2,013)	—	—	—	(2,013)
Ordinary shares issued from employee share purchase plan	39,064	—	1,070	—	—	—	1,070
Share-based compensation expense	—	—	4,123	—	—	—	4,123
Net loss	—	—	—	—	—	(4,559)	(4,559)
Balance at March 28, 2025	34,113,204	$3	$612,644	4,437,439	$(91,578)	$179,292	$700,361

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 27, 2026	March 28, 2025
Cash flows from operating activities:
Net loss	$(2,469)	$(4,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,654	8,058
Share-based compensation	3,833	4,123
Deferred income taxes	665	247
Amortization of debt issuance costs	78	116
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(22,553)	6,760
Inventories	(20,505)	(13,352)
Prepaid expenses and other assets	2,856	2,837
Accounts payable	27,382	14,307
Accrued liabilities	(531)	1,804
Other liabilities	673	(1,364)
Net cash provided by (used in) operating activities	(2,917)	18,977
Cash flows from investing activities:
Capital expenditures	(7,065)	(18,481)
Net cash used in investing activities	(7,065)	(18,481)
Cash flows from financing activities:
Issuance of ordinary shares under share-based compensation plans	4,766	4,004
Employees' taxes paid upon vesting of restricted share units	(2,422)	(2,013)
Repayments on term loan	(1,563)	(1,875)
Net cash provided by financing activities	781	116
Net increase (decrease) in cash	(9,201)	612
Cash at beginning of period	98,290	108,669
Cash at end of period	$89,089	$109,281
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,959	$2,251
Cash paid during the period for taxes, net of refunds	$(686)	$560
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$412	$1,467
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,424	$—
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Notes to Consolidated Financial Statements
(dollar figures in tables in thousands, except per share amounts)
(unaudited)

Note 1 – Basis of Presentation and Selected Significant Accounting Policies
Basis of Presentation
These consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. All dollar figures presented in tables in the notes to the consolidated financial statements are in thousands, except per share amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the U.S. Securities and Exchange Commission's rules and regulations for interim reporting. These consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 26, 2025.
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 25, 2026 and December 26, 2025 are each 52 weeks. References to 2026 and 2025 relate to the fiscal years then ended, respectively. The three-month periods ended March 27, 2026 and March 28, 2025 are each 13 weeks. References to the first quarter of 2026 and 2025 relate to the three-month periods then ended, respectively.
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
Accounting Pronouncements Recently Issued
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, it requires disclosure of selling expenses and its definition. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. We are currently evaluating the effect that the adoption of this ASU may have on our consolidated financial statements.

Note 2 – Inventories
Inventories consist of the following:

	March 27, 2026	December 26, 2025
Raw materials	$195,204	$204,166
Work in process	55,208	39,595
Finished goods	39,398	45,393
Excess and obsolete adjustment	(29,227)	(37,549)
Impairment of inventory	(8,284)	(19,811)
Total inventories	$252,299	$231,794

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	March 27, 2026	December 26, 2025
Machinery	$140,599	$141,095
Leasehold improvements	64,920	48,955
Computer software, hardware, and equipment	9,594	9,548
Office furniture, fixtures, and equipment	1,607	1,529
Vehicles	365	365
Construction-in-process	10,307	21,955
	227,392	223,447
Less accumulated depreciation	(123,841)	(119,525)
Total property and equipment, net	$103,551	$103,922
Depreciation expense was $5.1 million and $5.6 million for the first quarter of 2026 and 2025, respectively.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To date, these costs have been those incurred to implement a new company-wide enterprise resource planning system. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $12.0 million and $12.4 million as of March 27, 2026 and December 26, 2025, respectively, and is included in other noncurrent assets on our consolidated balance sheets. The related amortization expense, which is included in selling, general, and administrative expenses on our consolidated statements of operations, was $0.4 million and $0.4 million for the first quarter of 2026 and 2025, respectively.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	March 27, 2026
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$71,583	$(36,267)	$—	$35,316	9.9 years
Developed technology	11,047	(8,036)	—	3,011	10.0 years
Total intangible assets	$82,630	$(44,303)	$—	$38,327

	December 26, 2025
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$71,583	$(34,457)	$—	$37,125	9.9 years
Developed technology	11,047	(7,767)	—	3,280	10.0 years
Total intangible assets	$82,630	$(42,224)	$—	$40,405

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
We lease facilities under non-cancelable operating leases that expire at various dates from 2026 through 2037. In addition to base rental payments, we are generally responsible for our proportionate share of operating expenses, including facility maintenance, insurance, and property taxes. As these amounts are variable, they are not included in lease liabilities.
For the first quarter of 2026 and 2025, no impairment charges were recognized in connection with our ROU lease assets.
The components of lease expense are as follows:

	Three Months Ended
	March 27, 2026	March 28, 2025
Operating lease cost	$2,837	$2,745
Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 27, 2026	March 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,936	$2,795
Supplemental balance sheet information related to leases is as follows:

	March 27, 2026	December 26, 2025
Weighted-average remaining lease term of operating leases	5.5 years	5.7 years
Weighted-average discount rate of operating leases	5.0%	4.9%
Future minimum lease payments under non-cancelable leases are as follows as of March 27, 2026:

2026, remaining	$9,150
2027	11,551
2028	6,104
2029	3,143
2030	2,828
Thereafter	10,023
Total future minimum lease payments	42,799
Less imputed interest	(6,177)
Total lease liabilities	36,622
Less current portion	(12,203)
Total lease liabilities, less current portion	$24,419

Note 6 – Income Taxes
Income tax information for the periods reported is as follows:

	Three Months Ended
	March 27, 2026	March 28, 2025
Income tax expense	$2,553	$1,660
Income (loss) before income taxes	$84	$(2,899)
Effective income tax rate	3039.3%	(57.3)%
The increase in income tax expense from the first quarter of 2025 to the first quarter of 2026 was primarily due to taxes on foreign income that differs from the U.S. tax rate, the ending of our tax holiday in Singapore on March 31, 2026, and the impact of a valuation allowance against U.S. deferred tax assets.
The ending balance of unrecognized tax benefits for uncertain tax positions was approximately $4.1 million as of March 27, 2026. The related interest was insignificant, and the related penalties were $0.7 million.
As of March 27, 2026, we were under examination by California tax authorities for fiscal years 2020-2022.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.8 million and $0.8 million for the first quarter of 2026 and 2025, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	March 27, 2026	December 26, 2025
Term loan	$123,437	$125,000
Revolving credit facility	—	—
Total principal amount of long-term debt	123,437	125,000
Less unamortized debt issuance costs	(1,394)	(1,472)
Total long-term debt, net	122,043	123,528
Less current portion	(6,250)	(6,250)
Total long-term debt, less current portion, net	$115,793	$117,278
On September 26, 2025, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders under the agreement (the "credit agreement"). The credit agreement includes a $125.0 million term loan facility and a $100.0 million revolving credit facility (together, “credit facilities”). The revolving credit facility also contains a $20.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility. Quarterly term loan principal payments of $1.6 million commenced on December 31, 2025, and the amount of such quarterly term loan payments will increase to $2.3 million on September 30, 2028, and $3.1 million on September 30, 2029. The credit agreement matures on September 26, 2030.
The credit agreement includes debt covenants, which contain certain financial thresholds, and place certain restrictions on the incurrence of debt, investments, and issuance of dividends. We were in compliance as of March 27, 2026.

As of March 27, 2026, interest is charged at either the Base Rate or SOFR (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.50%, or iii) SOFR plus 1.00%. The applicable margin on Base Rate and SOFR loans is 0.750% to 1.750% and 1.750% to 2.750% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. SOFR interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. As of March 27, 2026, our credit facilities bore interest under the SOFR option at 5.92%.

Note 9 – Share‑Based Compensation
On March 26, 2025, the Human Capital Committee of our Board of Directors approved the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by our stockholders on May 14, 2025, and allows for the issuance of 2,963,471 shares to be used for awards under the Plan, subject to the applicable adjustment and share recycling provisions set forth in the 2025 plan. The 2025 Plan replaces the Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (the "2016 Plan") in its entirety, except with respect to awards granted under the 2016 Plan prior to the effective date of the 2025 Plan.
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
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $3.8 million and $4.1 million for the first quarter of 2026 and 2025, respectively.
Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 26, 2025	213,125	$24.07
Granted	—	$—
Exercised	(181,496)	$23.62
Forfeited or expired	—	$—
Outstanding, March 27, 2026	31,629	$26.64	1.0 years	$588
Exercisable, March 27, 2026	31,629	$26.64	1.0 years	$588

Restricted Share Units
The following table summarizes RSU activity:

	Number of RSUs
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 26, 2025	1,270,111	250,988	254,142	$25.57
Granted	9,743	—	—	$28.54
Vested	(76,686)	—	(49,020)	$30.84
Forfeited	(59,680)	(55,827)	(43,210)	$30.35
Unvested, March 27, 2026	1,143,488	195,161	161,912	$24.65
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
As of March 27, 2026, approximately 1.9 million ordinary shares remain available for purchase under the 2017 ESPP.

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
Foreign operations are conducted primarily through our wholly owned subsidiaries in Singapore, Malaysia, and Mexico. Our principal markets include North America, Asia, and, to a lesser degree, Europe.
The following table sets forth sales by geographic area, which represents sales to unaffiliated customers based upon the location to which the products were shipped:

	Three Months Ended
	March 27, 2026	March 28, 2025
Singapore	$128,838	$109,088
United States of America	69,017	75,810
Europe	18,489	25,133
Other	39,724	34,434
Total net sales	$256,068	$244,465
Foreign long-lived assets, exclusive of deferred tax assets, were $75.1 million and $71.3 million as of March 27, 2026 and December 26, 2025, respectively.

Note 11 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended
	March 27, 2026	March 28, 2025
Numerator:
Net loss	$(2,469)	$(4,559)
Denominator:
Basic weighted average ordinary shares outstanding	34,607,033	33,998,364
Dilutive effect of options	—	—
Dilutive effect of RSUs	—	—
Dilutive effect of ESPP	—	—
Diluted weighted average ordinary shares outstanding	34,607,033	33,998,364
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	1,998,000	1,783,000
Net loss per share:
Basic	$(0.07)	$(0.13)
Diluted	$(0.07)	$(0.13)
(1)Represents potentially dilutive options and RSUs excluded from the calculation of diluted weighted average ordinary shares outstanding, because including them would have been antidilutive under the treasury stock method.

Note 12 - Restructuring
In the third quarter of 2025, our Board of Directors approved the Consolidation Restructuring Plan (the "Plan"), which was subsequently amended in the fourth quarter of 2025. The Plan includes activities and plans to align our geographic footprint with our long-term strategic plan. The amended restructuring plan expanded the scope of our initial plan to consolidate our footprint at additional sites. Key components of the Plan as of March 27, 2026 are as follows:
Impairment of inventory
As of March 27, 2026, total expected inventory impairment costs under the Plan are $19.8 million, all of which were recognized during 2025. These costs were recognized within cost of sales on our consolidated statement of operations. During the first quarter of 2026, we disposed of $11.5 million of impaired inventory. The remaining inventory impairment costs of $8.3 million are accrued as a contra-asset valuation account within inventories on our consolidated balance sheet as of March 27, 2026.
Fixed asset charges
As of March 27, 2026, total expected fixed asset charges under the Plan are approximately $5.4 million, of which $0.1 million were recognized during the first quarter of 2026 and $3.1 million were recognized during 2025. These costs were recognized within selling, general, and administrative expenses on our consolidated statement of operations. We expect to incur approximately an additional $2.2 million of fixed asset charges under the plan.

Impairment of operating right-of-use assets
As of March 27, 2026, total expected operating lease ROU asset impairment charges under the Plan are approximately $1.8 million, of which $0.9 million were recognized during 2025. These charges were recognized within selling, general, and administrative expenses on our consolidated statement of operations. We expect to incur approximately an additional $0.9 million of operating lease ROU asset impairment charges under the Plan.
Severance charges
As of March 27, 2026, total expected severance charges under the Plan are approximately $1.7 million, all of which were recognized during 2025. Of this amount recognized, $0.9 million and $0.8 million were recognized within cost of sales and selling, general, and administrative expenses, respectively, in 2025 on our consolidated statement of operations. During the first quarter of 2026, we made severance payments of $0.9 million. The remaining severance charges of $0.1 million are accrued within accrued liabilities on our consolidated balance sheet as of March 27, 2026.
Other Costs
Other costs include other direct and incremental costs incurred as result of the Plan, which primarily includes legal expenses, facility exit costs, and fixed asset transportation costs. As of March 27, 2026, total expected other costs under the Plan are approximately $3.2 million, of which $0.4 million were recognized during the first quarter of 2026 and $1.3 million were recognized during 2025. These costs were recognized within selling, general, and administrative expenses on our consolidated statement of operations. We expect to incur approximately an additional $1.5 million of other costs under the Plan.
We expect the Plan to be substantially complete by the end of 2026. We may incur additional expenses due to unanticipated events or changes in plan scope.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate," “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include geopolitical, economic and market conditions, including high inflation, changes to tax, trade, fiscal and monetary policy, high interest rates, currency fluctuations, challenges in the supply chain and any disruptions in the global economy as a result of the conflicts in Ukraine and the Middle East; dependence on expenditures by manufacturers and cyclical downturns in the semiconductor capital equipment industry; reliance on a very small number of original equipment manufacturers (“OEMs”) for a significant portion of sales; being unable to attract, hire, integrate and retain key personnel and other necessary employees; negotiating leverage held by our customers; competitiveness and rapid evolution of the industries in which we participate; keeping pace with developments in the industries we serve and with technological innovation generally; designing, developing and introducing new products that are accepted by OEMs in order to retain our existing customers and obtain new customers; becoming involved in litigation and regulatory proceedings, which could require significant attention from our management and result in significant expense to us and disruptions in our business; managing our manufacturing and procurement process effectively; defects in our products that could damage our reputation, decrease market acceptance and result in potentially costly litigation; our dependence on a limited number of suppliers; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our Annual Report on Form 10‑K for the fiscal year ended December 26, 2025 (“2025 Annual Report on Form 10-K”) and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report and in our 2025 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

	Three Months Ended
	March 27, 2026	March 28, 2025
	(dollars in thousands, except per share amounts)
Net sales	$256,068	$244,465
Gross margin	12.6%	11.7%
Non-GAAP gross margin	12.8%	12.4%
Operating margin	0.8%	(0.5)%
Non-GAAP operating margin	3.4%	2.7%
Net loss	$(2,469)	$(4,559)
Non-GAAP net income	$5,287	$4,236
Diluted EPS	$(0.07)	$(0.13)
Non-GAAP diluted EPS	$0.15	$0.12

Macroeconomic Conditions and Business Update
The semiconductor capital equipment industry is inherently cyclical. Overall semiconductor equipment spending in 2025 increased compared to 2024 levels, and this momentum has continued into the first quarter of 2026, characterized by robust demand in our primary markets of etch and deposition. During the three months ended March 27, 2026, our net sales increased to $256.1 million, compared to $244.5 million for the same period in the prior year. This increase reflects sustained demand from our primary customers and served markets.
To better align our global operations with evolving customer demand and drive operational efficiencies, we initiated a geographic footprint rationalization and restructuring plan in 2025. As part of this realignment, in 2025 we began transitioning certain manufacturing activities and relocating machining assets to our expanded high-volume facilities, which continued into the first quarter of 2026.

While we continue to benefit from the broader growth in the semiconductor equipment industry, our operations and financial results remain subject to significant risks and uncertainties within the global trade and regulatory landscape. Specifically, the global trade environment remains complex and volatile. The outcome of ongoing international trade negotiations and the imposition of new global tariffs create uncertainty that could materially affect our material costs, product pricing, and overall demand. In addition, the U.S. government continues to expand and refine export controls and licensing requirements aimed at restricting access to advanced semiconductor technology, particularly in China, which may reduce demand for certain equipment, disrupt our customers’ manufacturing plans, and adversely affect our global supply chain.
While macroeconomic, geopolitical, and regulatory challenges may persist in the near and intermediate term, we remain confident in our belief that long‑term demand for semiconductors, semiconductor capital equipment, and our products will continue to grow, driven by increasing requirements for expanded semiconductor manufacturing capacity and advanced process technologies.

Results of Operations
The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended
	March 27, 2026	March 28, 2025
	(in thousands)
Net sales	$256,068	$244,465
Cost of sales	223,810	215,943
Gross profit	32,258	28,522
Operating expenses:
Research and development	5,530	5,874
Selling, general, and administrative	22,565	21,742
Amortization of intangible assets	2,078	2,078
Total operating expenses	30,173	29,694
Operating income (loss)	2,085	(1,172)
Interest expense, net	1,678	1,646
Other expense, net	323	81
Income (loss) before income taxes	84	(2,899)
Income tax expense	2,553	1,660
Net loss	$(2,469)	$(4,559)

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended
	March 27, 2026	March 28, 2025

Net sales	100.0	100.0
Cost of sales	87.4	88.3
Gross profit	12.6	11.7
Operating expenses:
Research and development	2.2	2.4
Selling, general, and administrative	8.8	8.9
Amortization of intangible assets	0.8	0.9
Total operating expenses	11.8	12.1
Operating income (loss)	0.8	(0.5)
Interest expense, net	0.7	0.7
Other expense, net	0.1	0.0
Income (loss) before income taxes	0.0	(1.2)
Income tax expense	1.0	0.7
Net loss	(1.0)	(1.9)

Comparison of the Three Months Ended March 27, 2026 and March 28, 2025
Net sales

	Three Months Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(dollars in thousands)
Net sales	$256,068	$244,465	$11,603	4.7%
The increase in net sales from the first quarter of 2025 to the first quarter of 2026 was primarily due to increased customer demand stemming from increased levels of spending within the semiconductor capital equipment industry in support of expanded semiconductor manufacturing capacity and advanced process technologies.
Gross margin

	Three Months Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(dollars in thousands)
Cost of sales	$223,810	$215,943	$7,867	3.6%
Gross profit	$32,258	$28,522	$3,736	13.1%
Gross margin	12.6%	11.7%		+90 bps
The increase in gross margin from the first quarter of 2025 to the first quarter of 2026 was primarily due to severance charges of $1.1 million in the first quarter of 2025 that did not repeat in the first quarter of 2026 and increased factory utilization.

Research and development

	Three Months Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(dollars in thousands)
Research and development	$5,530	$5,874	$(344)	(5.9)%
The decrease in research and development expenses from the first quarter of 2025 to the first quarter of 2026 was primarily due to a decrease in employee-related expenses, partially offset by an increase in material and service costs from our new product development programs.
Selling, general, and administrative

	Three Months Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$22,565	$21,742	$823	3.8%
The increase in selling, general, and administrative expenses from the first quarter of 2025 to the first quarter of 2026 was primarily due to increased employee-related expenses of $1.3 million and incremental restructuring and facility exit costs of $0.7 million, partially offset by decreased facility costs of $0.5 million, decreased severance costs of $0.4 million, and decreased outside service provider costs of $0.3 million.
Amortization of intangible assets

	Three Months Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$2,078	$2,078	$—	—%
Amortization expense remained substantially unchanged from the first quarter of 2025 to the first quarter of 2026.
Interest expense, net

	Three Months Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(dollars in thousands)
Interest expense, net	$1,678	$1,646	$32	1.9%
Weighted average borrowings outstanding	$123,506	$127,562	$(4,056)	(3.2)%
Weighted average borrowing rate	5.95%	6.24%		-29 bps
Interest expense, net, remained substantially unchanged from the first quarter of 2025 to the first quarter of 2026 due to a decrease in our weighted average borrowings outstanding and a decrease in our weighted average borrowing rate, offset by lower interest income.

The reduction in our weighted average borrowings outstanding is due to the payment of our scheduled principal payments. The decrease in our weighted average borrowing rate was due to lower Secured Overnight Financing Rate ("SOFR") rates, the variable component of our borrowing rate (-74 bps), partially offset by higher applicable margin, the fixed component of our borrowing rate, under our third quarter 2025 credit agreement (+45 bps).
Other expense, net

	Three Months Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(dollars in thousands)
Other expense, net	$323	$81	$242	298.8%
The change in other expense, net from the first quarter of 2025 to the first quarter of 2026 was primarily due to currency exchange rate fluctuations during the quarter related to our local currency payables of our foreign operations.
Income tax expense

	Three Months Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(dollars in thousands)
Income tax expense	$2,553	$1,660	$893	53.8%
Income (loss) before income taxes	$84	$(2,899)	$2,983	(102.9)%
Effective income tax rate	3039.3%	-57.3%		+309,660 bps
The increase in income tax expense from the first quarter of 2025 to the first quarter of 2026 was primarily due to taxes on foreign income that differs from the U.S. tax rate, the ending of the Singapore tax holiday at the end of Q1 2026, and the impact of a valuation allowance against U.S. deferred tax assets, respectively.

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
The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from GAAP gross profit, the most comparable GAAP measures, for the periods indicated:

	Three Months Ended
	March 27, 2026	March 28, 2025
	(dollars in thousands)
U.S. GAAP gross profit	$32,258	$28,522
Non-GAAP adjustments:
Share-based compensation	545	707
Facility shutdown costs (1)	—	304
Other (2)	—	783
Non-GAAP gross profit	$32,803	$30,316
U.S. GAAP gross margin	12.6%	11.7%
Non-GAAP gross margin	12.8%	12.4%
(1)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the first quarter of 2025 is severance costs associated with affected employees of $0.3 million.
(2)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland and Korea operations, as described above).
The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from GAAP operating income (loss), the most comparable GAAP measures, for the periods indicated:

	Three Months Ended
	March 27, 2026	March 28, 2025
	(dollars in thousands, except per share amounts)
U.S. GAAP operating income (loss)	$2,085	$(1,172)
Non-GAAP adjustments:
Restructuring plan costs (1)	549	—
Share-based compensation	3,833	4,123
Amortization of intangible assets	2,078	2,078
Facility shutdown costs (2)	114	592
Other (3)	—	954
Non-GAAP operating income	$8,659	$6,575
U.S. GAAP operating margin	0.8%	(0.5)%
Non-GAAP operating margin	3.4%	2.7%
(1)Represents the costs associated with our Consolidation Restructuring Plan. Included in this amount for the first quarter of 2026 are: other direct and incremental restructuring related costs of $0.4 million and fixed asset charges of $0.1 million.
(2)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the first quarter of 2026 and for the first quarter of 2025 are other direct and incremental facility exit-related costs of $0.1 million and severance costs associated with affected employees of $0.6 million, respectively.

(3)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland and Korea operations, as described above).
The following table presents our unaudited non‑GAAP net income and non-GAAP diluted EPS and a reconciliation from net loss, the most comparable GAAP measure, for the periods indicated. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments."

	Three Months Ended
	March 27, 2026	March 28, 2025
	(dollars in thousands, except per share amounts)
U.S. GAAP net loss	$(2,469)	$(4,559)
Non-GAAP adjustments:
Share-based compensation	3,833	4,123
Amortization of intangible assets	2,078	2,078
Restructuring plan costs (1)	549	—
Facility shutdown costs (2)	114	592
Other (3)	—	954
Tax adjustments related to non-GAAP adjustments (4)	1,182	711
Tax expense from valuation allowance (5)	—	337
Non-GAAP net income	$5,287	$4,236
U.S. GAAP diluted EPS	$(0.07)	$(0.13)
Non-GAAP diluted EPS	$0.15	$0.12
Shares used to compute non-GAAP diluted EPS	35,297,664	34,206,989
(1)Represents the costs associated with our Consolidation Restructuring Plan. Included in this amount for the first quarter of 2026 are other direct and incremental restructuring related costs of $0.4 million and fixed asset charges of $0.1 million.
(2)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the first quarter of 2026 and for the first quarter of 2025 are other direct and incremental facility exit-related costs of $0.1 million and severance costs associated with affected employees of $0.6 million, respectively.
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
Summary of Cash Flows
We ended the first quarter of 2026 with cash and cash equivalents of $89.1 million, a decrease of $9.2 million from the prior year ended December 26, 2025. The decrease of $9.2 million for the first quarter of 2026 was primarily due to capital expenditures of $7.1 million and cash used in operating activities of $2.9 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Three Months Ended
	March 27, 2026	March 28, 2025
	(in thousands)
Cash provided by (used in) operating activities	$(2,917)	$18,977
Cash used in investing activities	(7,065)	(18,481)
Cash provided by financing activities	781	116
Net increase (decrease) in cash	$(9,201)	$612
Our cash used in operating activities of $2.9 million for the first quarter of 2026 consisted of an increase in our net operating assets and liabilities of $12.7 million and a net loss of $2.5 million, partially offset by non-cash charges of $12.2 million, consisting primarily of depreciation and amortization of $7.7 million and share-based compensation expense of $3.8 million.
The increase in our net operating assets and liabilities of $12.7 million during the first quarter of 2026 was primarily due to an increase in accounts receivable of $22.6 million and an increase in inventory of $20.5 million, partially offset by an increase in accounts payable of $27.4 million, and a decrease in prepaid expenses and other assets of $2.9 million. The decrease in cash provided by operating activities from the three months ended March 28, 2025 to the three months ended March 27, 2026 was primarily due to unfavorable changes in working capital of $23.7 million and a decrease in net non-cash charges of $0.3 million, partially offset by a decrease in net loss of $2.1 million.
Cash used in investing activities during the three months ended March 27, 2026 and March 28, 2025 consisted of capital expenditures.

Cash provided by financing activities during the three months ended March 27, 2026 consisted of net proceeds from share-based compensation activity of $2.3 million, partially offset by net payments on our credit facilities of $1.6 million. The increase in cash provided by financing activities from the three months ended March 28, 2025 to the three months ended March 27, 2026 was primarily due to an increase in the net proceeds from share-based compensation activity of $0.4 million.

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
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are identified and described in our annual consolidated financial statements and the notes included in our 2025 Annual Report on Form 10‑K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please see our 2025 Annual Report on Form 10-K (Part II, Item 7A). There have been no material changes to this information.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act, our certifying officers concluded that our disclosure controls and procedures were effective as of March 27, 2026.

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
ITEM 1A. RISK FACTORS
This quarterly report should be read in conjunction with the risk factors included in our 2025 Annual Report on Form 10‑K. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On February 26, 2026, Greg Swyt, Chief Financial Officer, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement provides for the potential sale of an aggregate of up to 63,273 of ordinary shares, consisting of sellable shares, vesting restricted stock units, and vesting performance shares. The actual amount of which may be less based on tax withholdings and the achievement of performance, market, and service conditions. These shares were granted to Mr. Swyt under our 2016 and 2025 Omnibus Incentive Plans. The trading arrangement will expire on April 30, 2027, and may be terminated earlier in the limited circumstances defined in the trading arrangement.
On March 5, 2026, Philip Barros, Chief Executive Officer and a director of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement provides for the potential sale of an aggregate of up to 74,239 of ordinary shares, consisting of sellable shares, vested stock options, vesting restricted stock units, and vesting performance shares. The actual amount of which may be less based on tax withholdings and the achievement of performance, market, and service conditions. These shares were granted to Mr. Barros under our 2016 and 2025 Omnibus Incentive Plans. The trading arrangement will expire on March 31, 2027, and may be terminated earlier in the limited circumstances defined in the trading arrangement.

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

ICHOR HOLDINGS, LTD.

Date: May 5, 2026	By:	/s/ Philip Barros
Philip Barros
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Greg Swyt
Greg Swyt
Chief Financial Officer (Principal Accounting and Financial Officer)