Form 10-Q
period 2026-06-26
ICHOR HOLDINGS, LTD.
filed 2026-08-04
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of July 28, 2026, the registrant had 37,454,229 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 26, 2026	December 26, 2025
Assets
Current assets:
Cash and cash equivalents	$256,456	$98,290
Accounts receivable, net	104,652	70,514
Inventories	290,707	231,794
Prepaid expenses and other current assets	7,511	9,531
Total current assets	659,326	410,129
Property and equipment, net	107,840	103,922
Operating lease right-of-use assets	31,364	35,046
Other noncurrent assets	13,569	13,638
Deferred tax assets, net	4,374	4,337
Intangible assets, net	36,416	40,405
Goodwill	335,402	335,402
Total assets	$1,188,291	$942,879
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$125,717	$84,007
Accrued liabilities	18,522	17,479
Other current liabilities	15,565	10,602
Current portion of long-term debt	6,250	6,250
Current portion of lease liabilities	12,093	11,250
Total current liabilities	178,147	129,588
Long-term debt, less current portion, net	114,308	117,278
Lease liabilities, less current portion	21,491	25,413
Deferred tax liabilities, net	3,781	1,961
Other non-current liabilities	5,067	4,753
Total liabilities	322,794	278,993
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 37,383,592 and 34,433,776 shares outstanding, respectively; 37,383,592 and 38,871,215 shares issued, respectively)	4	3
Additional paid in capital	735,894	624,391
Treasury shares at cost (0 and 4,437,439 shares, respectively)	—	(91,578)
Retained earnings	129,599	131,070
Total shareholders’ equity	865,497	663,886
Total liabilities and shareholders’ equity	$1,188,291	$942,879
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net sales	$294,784	$240,285	$550,852	$484,750
Cost of sales	253,801	213,083	477,611	429,026
Gross profit	40,983	27,202	73,241	55,724
Operating expenses:
Research and development	7,772	5,710	13,302	11,584
Selling, general, and administrative	24,105	24,254	46,670	45,996
Amortization of intangible assets	1,911	2,078	3,989	4,156
Total operating expenses	33,788	32,042	63,961	61,736
Operating income (loss)	7,195	(4,840)	9,280	(6,012)
Interest expense, net	1,453	1,635	3,131	3,281
Other expense, net	332	193	655	274
Income (loss) before income taxes	5,410	(6,668)	5,494	(9,567)
Income tax expense	4,412	2,740	6,965	4,400
Net income (loss)	$998	$(9,408)	$(1,471)	$(13,967)
Net income (loss) per share
Basic	$0.03	$(0.28)	$(0.04)	$(0.41)
Diluted	$0.03	$(0.28)	$(0.04)	$(0.41)
Shares used to compute Net income (loss) per share:
Basic	35,397,839	34,179,382	35,002,436	34,088,873
Diluted	36,302,279	34,179,382	35,002,436	34,088,873
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the three and six months ended June 26, 2026	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 26, 2025	34,433,776	$3	$624,391	4,437,439	$(91,578)	$131,070	$663,886
Ordinary shares issued from exercise of stock options	181,496	—	4,287	—	—	—	4,287
Ordinary shares issued from vesting of restricted share units	72,130	—	(2,422)	—	—	—	(2,422)
Ordinary shares issued from employee share purchase plan	57,370	—	899	—	—	—	899
Share-based compensation expense	—	—	3,833	—	—	—	3,833
Net loss	—	—	—	—	—	(2,469)	(2,469)
Balance at March 27, 2026	34,744,772	3	630,988	4,437,439	(91,578)	128,601	668,014
Ordinary shares issued, net of transaction costs	2,478,275	1	195,379	—	—	—	195,380
Ordinary shares issued from exercise of stock options	29,776	—	802	—	—	—	802
Ordinary shares issued from vesting of restricted share units	130,769	—	(4,226)	—	—	—	(4,226)
Treasury shares retirement	—	—	(91,578)	(4,437,439)	91,578	—	—
Share-based compensation expense	—	—	4,529	—	—	—	4,529
Net income	—	—	—	—	—	998	998
Balance at June 26, 2026	37,383,592	$4	$735,894	—	$—	$129,599	$865,497

For the three and six months ended June 27, 2025	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 27, 2024	33,859,542	$3	$606,060	4,437,439	$(91,578)	$183,851	$698,336
Ordinary shares issued from exercise of stock options	137,080	—	3,404	—	—	—	3,404
Ordinary shares issued from vesting of restricted share units	77,518	—	(2,013)	—	—	—	(2,013)
Ordinary shares issued from employee share purchase plan	39,064	—	1,070	—	—	—	1,070
Share-based compensation expense	—	—	4,123	—	—	—	4,123
Net loss	—	—	—	—	—	(4,559)	(4,559)
Balance at March 28, 2025	34,113,204	3	612,644	4,437,439	(91,578)	179,292	700,361
Ordinary shares issued from vesting of restricted share units	130,079	—	(1,033)	—	—	—	(1,033)
Share-based compensation expense	—	—	4,227	—	—	—	4,227
Net loss	—	—	—	—	—	(9,408)	(9,408)
Balance at June 27, 2025	34,243,283	$3	$615,838	4,437,439	$(91,578)	$169,884	$694,147

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 26, 2026	June 27, 2025
Cash flows from operating activities:
Net loss	$(1,471)	$(13,967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,857	16,057
Share-based compensation	8,362	8,350
Impairment of lease right-of-use assets	938	1,292
Deferred income taxes	1,783	1,273
Loss on disposal of equipment	1,282	—
Amortization of debt issuance costs	155	232
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(34,138)	5,798
Inventories	(58,913)	(9,271)
Prepaid expenses and other assets	4,664	4,777
Accounts payable	43,068	(468)
Accrued liabilities	847	305
Other liabilities	(226)	(2,909)
Net cash provided by (used in) operating activities	(18,792)	11,469
Cash flows from investing activities:
Capital expenditures	(14,833)	(25,772)
Net cash used in investing activities	(14,833)	(25,772)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	195,380	—
Issuance of ordinary shares under share-based compensation plans	6,184	4,654
Employees' taxes paid upon vesting of restricted share units	(6,648)	(3,046)
Repayments on term loan	(3,125)	(3,750)
Net cash provided by (used in) financing activities	191,791	(2,142)
Net increase (decrease) in cash	158,166	(16,445)
Cash at beginning of period	98,290	108,669
Cash at end of period	$256,456	$92,224
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,869	$4,344
Cash paid during the period for taxes, net of refunds	$462	$1,299
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$2,268	$4,291
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,424	$773
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
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 25, 2026 and December 26, 2025 are each 52 weeks. References to 2026 and 2025 relate to the fiscal years then ended, respectively. The three-month periods ended June 26, 2026 and June 27, 2025 are each 13 weeks. References to the second quarter of 2026 and 2025 relate to the three-month periods then ended, respectively.
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
Public Offering of Shares - In the second quarter of 2026, we entered into and completed an at the market public offering program (“ATM Program”) which allowed for the sale of up to $200.0 million of ordinary shares. Under the ATM Program, during the second quarter of 2026, we sold 2,478,275 ordinary shares at an average price of $80.70 per ordinary share. We received net proceeds of $195.4 million, after deducting the sales agents’ commissions of $4.0 million and incremental offering expenses of $0.6 million.
Treasury Share Cancellation - In May 2026, the Board of Directors approved the retirement of 4,437,439 treasury shares. The treasury share retirement resulted in a decrease of $91.6 million in treasury shares and additional paid in capital.
Accounting Pronouncements Recently Issued
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, it requires disclosure of selling expenses and its definition. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. We are currently evaluating the effect that the adoption of this ASU may have on our consolidated financial statements.

Note 2 – Inventories
Inventories consist of the following:

	June 26, 2026	December 26, 2025
Raw materials	$227,749	$204,166
Work in process	63,649	39,595
Finished goods	38,872	45,393
Excess and obsolete adjustment	(32,031)	(37,549)
Impairment of inventory	(7,532)	(19,811)
Total inventories	$290,707	$231,794

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	June 26, 2026	December 26, 2025
Machinery	$145,192	$141,095
Leasehold improvements	64,915	48,955
Computer software, hardware, and equipment	9,604	9,548
Office furniture, fixtures, and equipment	1,602	1,529
Vehicles	365	365
Construction-in-process	15,087	21,955
Total property and equipment, net, prior to accumulated depreciation	236,765	223,447
Less accumulated depreciation	(128,925)	(119,525)
Total property and equipment, net	$107,840	$103,922
Depreciation expense was $4.8 million and $5.5 million for the second quarter of 2026 and 2025, respectively.
Depreciation expense was $10.0 million and $11.1 million for the six months ended June 26, 2026 and June 27, 2025, respectively.
During the three and six months ended June 26, 2026 we recorded $1.3 million and $1.4 million, respectively, in non-cash fixed asset charges from the sale and disposal of fixed assets in connection with our Consolidation Restructuring Plan (see Note 12). During the three and six months ended June 27, 2025 we recorded $0.6 million and $0.6 million in non-cash fixed asset charges from the sale and disposal of fixed assets in connection with our exit from our Scotland and Korea operations. The impairment charges are included in selling, general, and administrative expenses within the accompanying consolidated statement of operations.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To date, these costs have been those incurred to implement a new company-wide enterprise resource planning system and other cloud-based software applications. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $11.5 million and $12.4 million as of June 26, 2026 and December 26, 2025, respectively, and is included in other noncurrent assets on our consolidated balance sheets. The related amortization expense, which is included in selling, general, and administrative expenses on our consolidated statements of operations, was $0.4 million and $0.4 million for the second quarter of 2026 and 2025, respectively, and $0.9 million and $0.8 million for the six months ended June 26, 2026 and June 27, 2025, respectively.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	June 26, 2026
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$71,583	$(37,910)	$—	$33,673	9.9 years
Developed technology	11,047	(8,304)	—	2,743	10.0 years
Total intangible assets	$82,630	$(46,214)	$—	$36,416

	December 26, 2025
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$71,583	$(34,457)	$—	$37,125	9.9 years
Developed technology	11,047	(7,767)	—	3,280	10.0 years
Total intangible assets	$82,630	$(42,224)	$—	$40,405

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
During both the three and six months ended June 26, 2026 we recorded a $0.9 million non-cash impairment charge in connection with the abandonment of an ROU asset in connection with our Consolidation Restructuring Plan (see Note 12). During both the three and six months ended June 27, 2025 we recorded a $1.3 million non-cash impairment charge in connection with the abandonment of an ROU lease asset associated with the exit from our Scotland operations. The impairment of the ROU lease asset is included in selling, general, and administrative expenses within the accompanying consolidated statement of operations.
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Operating lease cost	$2,815	$2,885	$5,652	$5,630
Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 26, 2026	June 27, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,991	$5,762

Supplemental balance sheet information related to leases is as follows:

	June 26, 2026	December 26, 2025
Weighted-average remaining lease term of operating leases	5.4 years	5.7 years
Weighted-average discount rate of operating leases	5.1%	4.9%
Future minimum lease payments under non-cancelable leases are as follows as of June 26, 2026:

2026, remaining	$6,023
2027	11,480
2028	6,057
2029	3,097
2030	2,783
Thereafter	9,746
Total future minimum lease payments	39,186
Less imputed interest	(5,602)
Total lease liabilities	33,584
Less current portion	(12,093)
Total lease liabilities, less current portion	$21,491

Note 6 – Income Taxes
Income tax information for the periods reported is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Income tax expense	$4,412	$2,740	$6,965	$4,400
Income (loss) before income taxes	$5,410	$(6,668)	$5,494	$(9,567)
Effective income tax rate	81.6%	(41.1)%	126.8%	(46.0)%
Our effective tax rate for the three and six months ended June 26, 2026 differs from the statutory rate primarily due to the forecasted mix of earnings in domestic and international jurisdictions, taxes on foreign income that differs from the U.S. tax rate, the ending of the Singapore tax holiday at the end of the first quarter of 2026 and the impact of a valuation allowance against U.S. deferred tax assets.
The ending balance of unrecognized tax benefits for uncertain tax positions was approximately $4.1 million as of June 26, 2026. The related interest was insignificant, and the related penalties were $0.7 million.
As of June 26, 2026, we were under examination by California tax authorities for fiscal years 2020-2022.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.7 million and $0.7 million for the second quarter of 2026 and 2025, respectively, and $1.5 million and $1.5 million for the six months ended June 26, 2026 and June 27, 2025, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	June 26, 2026	December 26, 2025
Term loan	$121,875	$125,000
Revolving credit facility	—	—
Total principal amount of long-term debt	121,875	125,000
Less unamortized debt issuance costs	(1,317)	(1,472)
Total long-term debt, net	120,558	123,528
Less current portion	(6,250)	(6,250)
Total long-term debt, less current portion, net	$114,308	$117,278
On September 26, 2025, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders under the agreement (the "credit agreement"). The credit agreement includes a $125.0 million term loan facility and a $100.0 million revolving credit facility (together, “credit facilities”). The revolving credit facility also contains a $20.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility. As of June 26, 2026, nothing was outstanding under the revolving credit facility. Quarterly term loan principal payments of $1.6 million commenced on December 31, 2025, and the amount of such quarterly term loan payments will increase to $2.3 million on September 30, 2028, and $3.1 million on September 30, 2029. The credit agreement matures on September 26, 2030.
The credit agreement includes debt covenants, which contain certain financial thresholds, and place certain restrictions on the incurrence of debt, investments, and issuance of dividends. We were in compliance as of June 26, 2026.
As of June 26, 2026, interest is charged at either the Base Rate or SOFR (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.50%, or iii) SOFR plus 1.00%. The applicable margin on Base Rate and SOFR loans is 0.750% to 1.750% and 1.750% to 2.750% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. SOFR interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. As of June 26, 2026, our credit facilities bore interest under the SOFR option at 5.87%.

Note 9 – Share‑Based Compensation
On March 26, 2025, the Human Capital Committee of our Board of Directors approved the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by our stockholders on May 14, 2025, and allows for the issuance of 2,963,471 ordinary shares to be used for awards under the 2025 Plan, subject to the applicable adjustment and share recycling provisions set forth in the 2025 Plan. The 2025 Plan replaced the Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (the "2016 Plan") in its entirety, except with respect to awards granted under the 2016 Plan prior to the effective date of the 2025 Plan.
The 2025 Plan provides for grants of share‑based awards to employees, directors, and consultants. Awards may be in the form of stock options (“options”), tandem and non‑tandem stock appreciation rights, restricted share awards or restricted share units (“RSUs”), performance awards, and other share‑based awards. Forfeited or expired awards are returned to the incentive plan pool for future grants. Awards generally vest over four years, 25% on the first anniversary of the date of grant and quarterly thereafter over the remaining three years. Upon vesting of RSUs, shares are withheld to cover statutory minimum withholding taxes. Shares withheld are not reflected as an issuance of ordinary shares within our consolidated statements of shareholders’ equity, as the shares are never issued, and the associated tax payments are reflected as financing activities within our consolidated statements of cash flows.

Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $4.5 million and $4.2 million for the second quarter of 2026 and 2025, respectively, and $8.4 million and $8.4 million for the six months ended June 26, 2026 and June 27, 2025, respectively.
Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 26, 2025	213,125	$24.07
Granted	—	$—
Exercised	(211,272)	$24.09
Forfeited or expired	—	$—
Outstanding, June 26, 2026	1,853	$21.76	0.9 years	$134
Exercisable, June 26, 2026	1,853	$21.76	0.9 years	$134
Restricted Share Units
The following table summarizes RSU activity:

	Number of RSUs
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 26, 2025	1,270,111	250,988	254,142	$25.57
Granted	175,652	26,962	40,448	$81.48
Vested	(266,434)	—	(49,020)	$26.54
Forfeited	(76,057)	(55,827)	(43,210)	$29.33
Unvested, June 26, 2026	1,103,272	222,123	202,360	$33.84
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
As of June 26, 2026, approximately 1.9 million ordinary shares remain available for purchase under the 2017 ESPP.

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
The following table sets forth sales by geographic area, which represents sales to unaffiliated customers based upon the location to which the products were shipped:

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Singapore	$130,923	$106,870	$259,761	$215,958
United States of America	80,334	76,684	149,351	152,494
Europe	23,990	25,279	42,479	50,412
Other	59,537	31,452	99,261	65,886
Total net sales	$294,784	$240,285	$550,852	$484,750
Foreign long-lived assets, exclusive of deferred tax assets, were $83.4 million and $71.3 million as of June 26, 2026 and December 26, 2025, respectively.

Note 11 – Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards.The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Numerator:
Net income (loss)	$998	$(9,408)	$(1,471)	$(13,967)
Denominator:
Basic weighted average ordinary shares outstanding	35,397,839	34,179,382	35,002,436	34,088,873
Dilutive effect of options	10,555	—	—	—
Dilutive effect of RSUs	862,799	—	—	—
Dilutive effect of ESPP	31,086	—	—	—
Diluted weighted average ordinary shares outstanding	36,302,279	34,179,382	35,002,436	34,088,873
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	225,000	1,995,000	2,231,000	2,322,000
Net income (loss) per share:
Basic	$0.03	$(0.28)	$(0.04)	$(0.41)
Diluted	$0.03	$(0.28)	$(0.04)	$(0.41)
(1)Represents potentially dilutive options and RSUs excluded from the calculation of diluted weighted average ordinary shares outstanding, because including them would have been antidilutive under the treasury stock method.

Note 12 - Restructuring
In the third quarter of 2025, our Board of Directors approved the Consolidation Restructuring Plan (the "Plan"), which was subsequently amended in the fourth quarter of 2025. The Plan includes activities and plans to align our geographic footprint with our long-term strategic plan. The amended restructuring plan expanded the scope of our initial plan to consolidate our footprint at additional sites. Key components of the Plan as of June 26, 2026 are as follows:
Impairment of inventory
As of June 26, 2026, total expected inventory impairment costs under the Plan are $19.8 million, all of which were recognized during 2025. These costs were recognized within cost of sales on our consolidated statement of operations. As of June 26, 2026, we have disposed of $12.3 million of impaired inventory. The remaining inventory impairment costs of $7.5 million are accrued as a contra-asset valuation account within inventories on our consolidated balance sheet as of June 26, 2026.
Fixed asset charges
As of June 26, 2026, total expected fixed asset charges under the Plan are approximately $4.5 million, of which $1.3 million were recognized during the second quarter of 2026 and $3.2 million were recognized in prior periods. These costs were recognized within selling, general, and administrative expenses on our consolidated statement of operations.

Impairment of operating right-of-use assets
As of June 26, 2026, total expected operating lease ROU asset impairment charges under the Plan are approximately $1.8 million, of which $0.9 million were recognized in the second quarter of 2026 and $0.9 million were recognized in prior periods. These charges were recognized within selling, general, and administrative expenses on our consolidated statement of operations.
Severance charges
As of June 26, 2026, total expected severance charges under the Plan are approximately $1.7 million, all of which were recognized during 2025. Of this amount recognized, $0.9 million and $0.8 million were recognized within cost of sales and selling, general, and administrative expenses, respectively, in 2025 on our consolidated statement of operations. As of June 26, 2026, we made severance payments of $1.7 million.
Other Costs
Other costs include other direct and incremental costs incurred as result of the Plan, which primarily includes legal expenses, facility exit costs, and fixed asset transportation costs. As of June 26, 2026, total expected other costs under the Plan are approximately $2.1 million, of which $0.4 million were recognized during the second quarter of 2026 and $1.7 million were recognized in prior periods. These costs were recognized within selling, general, and administrative expenses on our consolidated statement of operations.
As of June 26, 2026, we are substantially complete with the Consolidation Restructuring Plan.

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

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
	(dollars in thousands, except per share amounts)
Net sales	$294,784	$240,285	$550,852	$484,750
Gross margin	13.9%	11.3%	13.3%	11.5%
Non-GAAP gross margin	14.1%	11.8%	13.5%	12.1%
Operating margin	2.4%	(2.0)%	1.7%	(1.2)%
Non-GAAP operating margin	5.5%	1.9%	4.5%	2.3%
Net income (loss)	$998	$(9,408)	$(1,471)	$(13,967)
Non-GAAP net income (loss)	$12,172	$(469)	$17,459	$3,767
Diluted EPS	$0.03	$(0.28)	$(0.04)	$(0.41)
Non-GAAP diluted EPS	$0.34	$(0.01)	$0.49	$0.11

Macroeconomic Conditions and Business Update
Semiconductor equipment spending has continued to strengthen in 2026, characterized by robust demand in our primary markets of etch and deposition. During the second quarter of 2026, our net sales increased to $294.8 million, compared to $240.3 million for the same period in the prior year and $256.1 million for the first quarter of 2026, reflecting higher customer demand in support of expanded semiconductor manufacturing capacity and advanced process technologies.
During the second quarter of 2026, we completed an at-the-market public offering under which we issued approximately 2.5 million ordinary shares at an average price of $80.70 per share and received net proceeds of $195.4 million. We ended the quarter with cash and cash equivalents of $256.5 million.

To better align our global operations with evolving customer demand and drive operational efficiencies, we initiated a geographic footprint rationalization and restructuring plan in 2025. As part of this realignment, in 2025 we began transitioning certain manufacturing activities and relocating machining assets to our expanded high-volume facilities. We substantially completed this plan during the second quarter of 2026.
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
While macroeconomic, geopolitical, and regulatory risks continue to evolve, we remain confident that long-term demand for semiconductors, semiconductor capital equipment, and our products will continue to grow, driven by increasing requirements for expanded semiconductor manufacturing capacity and advanced process technologies.

Results of Operations
The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
	(in thousands)
Net sales	$294,784	$240,285	$550,852	$484,750
Cost of sales	253,801	213,083	477,611	429,026
Gross profit	40,983	27,202	73,241	55,724
Operating expenses:
Research and development	7,772	5,710	13,302	11,584
Selling, general, and administrative	24,105	24,254	46,670	45,996
Amortization of intangible assets	1,911	2,078	3,989	4,156
Total operating expenses	33,788	32,042	63,961	61,736
Operating income (loss)	7,195	(4,840)	9,280	(6,012)
Interest expense, net	1,453	1,635	3,131	3,281
Other expense, net	332	193	655	274
Income (loss) before income taxes	5,410	(6,668)	5,494	(9,567)
Income tax expense	4,412	2,740	6,965	4,400
Net income (loss)	$998	$(9,408)	$(1,471)	$(13,967)

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025

Net sales	100.0	100.0	100.0	100.0
Cost of sales	86.1	88.7	86.7	88.5
Gross profit	13.9	11.3	13.3	11.5
Operating expenses:
Research and development	2.6	2.4	2.4	2.4
Selling, general, and administrative	8.2	10.1	8.5	9.5
Amortization of intangible assets	0.6	0.9	0.7	0.9
Total operating expenses	11.5	13.3	11.6	12.7
Operating income (loss)	2.4	(2.0)	1.7	(1.2)
Interest expense, net	0.5	0.7	0.6	0.7
Other expense, net	0.1	0.1	0.1	0.1
Income (loss) before income taxes	1.8	(2.8)	1.0	(2.0)
Income tax expense	1.5	1.1	1.3	0.9
Net income (loss)	0.3	(3.9)	(0.3)	(2.9)

Comparison of the Three and Six Months Ended June 26, 2026 and June 27, 2025
Net sales

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2026	June 27, 2025	Amount	%	June 26, 2026	June 27, 2025	Amount	%
	(dollars in thousands)
Net sales	$294,784	$240,285	$54,499	22.7%	$550,852	$484,750	$66,102	13.6%
The increase in net sales from the three and six months ended June 27, 2025 to the three and six months ended June 26, 2026 was primarily due to increased customer demand stemming from increased levels of spending within the semiconductor capital equipment industry in support of expanded semiconductor manufacturing capacity and advanced process technologies.
Gross margin

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2026	June 27, 2025	Amount	%	June 26, 2026	June 27, 2025	Amount	%
	(dollars in thousands)
Cost of sales	$253,801	$213,083	$40,718	19.1%	$477,611	$429,026	$48,585	11.3%
Gross profit	$40,983	$27,202	$13,781	50.7%	$73,241	$55,724	$17,517	31.4%
Gross margin	13.9%	11.3%		+260 bps	13.3%	11.5%		+180	bps
The increase in gross margin from the second quarter of 2025 to the second quarter of 2026 was primarily due to decreased employee expenses incurred relative to revenue growth (+130 bps), severance and restructuring charges in the second quarter of 2025 that did not repeat in the second quarter of 2026 (+80 bps), and increased factory overhead cost leverage from higher volumes (+50bps).

The increase in gross margin from the six months ended June 27, 2025 to the six months ended June 26, 2026 was primarily due to decreased employee expenses incurred relative revenue growth (+130 bps), severance and restructuring charges in 2025 that did not repeat in 2026 (+60 bps), and increased factory overhead cost leverage from higher volumes (+40bps), partially offset by an unfavorable sales mix (-50 bps).
Research and development

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2026	June 27, 2025	Amount	%	June 26, 2026	June 27, 2025	Amount	%
	(dollars in thousands)
Research and development	$7,772	$5,710	$2,062	36.1%	$13,302	$11,584	$1,718	14.8%
The increase in research and development expenses from the second quarter of 2025 to the second quarter of 2026 was primarily due to the increased consumption of R&D supplies of $2.0 million.
The increase in research and development expenses from the six months ended June 27, 2025 to the six months ended June 26, 2026 was primarily due to increased consumption of R&D supplies of $2.1 million and increased share based compensation of $0.5 million, partially offset by decreased employee costs of $0.7 million.
Selling, general, and administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2026	June 27, 2025	Amount	%	June 26, 2026	June 27, 2025	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$24,105	$24,254	$(149)	(0.6)%	$46,670	$45,996	$674	1.5%
The decrease in selling, general, and administrative expenses from the second quarter of 2025 to the second quarter of 2026 was primarily due to decreased fixed facility costs of $0.7 million, partially offset by increased employee-related expenses of $0.4 million and incremental restructuring and facility exit costs of $0.2 million.
The increase in selling, general, and administrative expenses from the six months ended June 27, 2025 to the six months ended June 26, 2026 was primarily due to increased employee-related expenses of $1.7 million and incremental restructuring and facility exit costs of $0.8 million, partially offset by decreased fixed facility costs of $0.9 million, decreased severance costs of $0.6 million, and decreased outside service provider costs of $0.2 million.
Amortization of intangible assets

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2026	June 27, 2025	Amount	%	June 26, 2026	June 27, 2025	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$1,911	$2,078	$(167)	(8.0)%	$3,989	$4,156	$(167)	(4.0)%
The decrease in amortization expense from the three and six months ended June 27, 2025 to the three and six months ended June 26, 2026 was primarily due to certain intangible assets becoming fully amortized during the second quarter of 2026.

Interest expense, net

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2026	June 27, 2025	Amount	%	June 26, 2026	June 27, 2025	Amount	%
	(dollars in thousands)
Interest expense, net	$1,453	$1,635	$(182)	(11.1)%	$3,131	$3,281	$(150)	(4.6)%
Weighted average borrowings outstanding	$121,927	$125,666	$(3,739)	(3.0)%	$122,716	$126,614	$(3,898)	(3.1)%
Weighted average borrowing rate	5.90%	6.06%		-16 bps	5.92%	6.15%		-23 bps
Interest expense, net, remained substantially unchanged from the three and six months ended June 27, 2025 to the three and six months ended June 26, 2026 due to a decrease in interest expense, from a decrease in our weighted average borrowings outstanding and a decrease in our weighted average borrowing rate, partially offset by a decrease in interest income from a lower average daily cash balance.
The reduction in our weighted average borrowings outstanding is due to the payment of our scheduled principal payments. The decrease in our weighted average borrowing rate was due to lower Secured Overnight Financing Rate ("SOFR") rates, the variable component of our borrowing rate (-79 and -77 bps, respectively), partially offset by higher applicable margin, the fixed component of our borrowing rate, under our third quarter 2025 credit agreement (+63 and +54 bps, respectively).
Other expense, net

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2026	June 27, 2025	Amount	%	June 26, 2026	June 27, 2025	Amount	%
	(dollars in thousands)
Other expense, net	$332	$193	$139	72.0%	$655	$274	$381	139.1%
The increase in other expense, net from the three and six months ended June 27, 2025 to the three and six months ended June 26, 2026 was primarily due to currency exchange rate fluctuations during the respective periods related to the local currency payables of our foreign operations.
Income tax expense

	Three Months Ended		Change		Six Months Ended		Change
	June 26, 2026	June 27, 2025	Amount	%	June 26, 2026	June 27, 2025	Amount	%
	(dollars in thousands)
Income tax expense	$4,412	$2,740	$1,672	61.0%	$6,965	$4,400	$2,565	58.3%
Income (loss) before income taxes	$5,410	$(6,668)	$12,078	(181.1)%	$5,494	$(9,567)	$15,061	(157.4)%
Effective income tax rate	81.6%	-41.1%		+12,270 bps	126.8%	-46.0%		+17,280 bps
The increase in income tax expense from the three and six months ended June 27, 2025 to the three and six months ended June 26, 2026 was primarily due to the forecasted mix of earnings in domestic and international jurisdictions, taxes on foreign income that differs from the U.S. tax rate, the ending of the Singapore tax holiday at the end of the first quarter of 2026, and the impact of a valuation allowance against U.S. deferred tax assets.

Non‑GAAP Financial Results
Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. All non-GAAP adjustments are presented on a gross basis. Non-GAAP gross profit, operating income, and net income (loss) are defined as: gross profit, operating income (loss), or net income (loss), respectively, excluding (1) amortization of intangible assets, share-based compensation expense, and discrete or infrequent charges and gains that are outside of normal business operations, including transaction-related costs, contract and legal settlement gains and losses, facility shutdown costs, and severance costs associated with reduction-in-force programs, to the extent they are present in gross profit, operating income (loss), and net income (loss), respectively; and (2) with respect to non-GAAP net income (loss), the tax impacts associated with these non-GAAP adjustments, as well as non-recurring discrete tax items, including deferred tax asset valuation allowance charges. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments". Non-GAAP diluted earnings per share ("EPS") is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period. Non-GAAP gross margin and non-GAAP operating margin are defined as non-GAAP gross profit and non-GAAP operating income, respectively, divided by net sales. Beginning in the second quarter of 2026, we revised the definition of non-GAAP financial measures to no longer exclude inventory impairment charges. Prior period non-GAAP financial measures have been recast to conform to the current definition.
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
The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from GAAP gross profit, the most comparable GAAP measures, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
	(dollars in thousands)
U.S. GAAP gross profit	$40,983	$27,202	$73,241	$55,724
Non-GAAP adjustments:
Share-based compensation	632	774	1,177	1,481
Facility shutdown costs (1)	—	53	—	357
Other (2)	—	378	—	1,161
Non-GAAP gross profit	$41,615	$28,407	$74,418	$58,723
U.S. GAAP gross margin	13.9%	11.3%	13.3%	11.5%
Non-GAAP gross margin	14.1%	11.8%	13.5%	12.1%
(1)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the second quarter of 2025 and for the six months ended June 27, 2025 are severance costs associated with affected employees of $0.1 million and $0.4 million, respectively.
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

The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from GAAP operating income (loss), the most comparable GAAP measures, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
	(dollars in thousands, except per share amounts)
U.S. GAAP operating income (loss)	$7,195	$(4,840)	$9,280	$(6,012)
Non-GAAP adjustments:
Restructuring plan costs (1)	2,661	—	3,210	—
Share-based compensation	4,529	4,227	8,362	8,350
Amortization of intangible assets	1,911	2,078	3,989	4,156
Facility shutdown costs (2)	44	2,730	158	3,322
Other (3)	—	386	—	1,340
Non-GAAP operating income	$16,340	$4,581	$24,999	$11,156
U.S. GAAP operating margin	2.4%	(2.0)%	1.7%	(1.2)%
Non-GAAP operating margin	5.5%	1.9%	4.5%	2.3%
(1)Represents the costs associated with our Consolidation Restructuring Plan. Included in this amount for the second quarter of 2026 and the six months ended June 26, 2026 are: (i) fixed asset charges of $1.3 million and $1.4 million respectively; (ii) ROU asset impairment costs of $0.9 million and $0.9 million, respectively; and (iii) other direct and incremental restructuring related costs of $0.5 million and $0.9 million respectively.
(2)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the second quarter of 2026, the second quarter of 2025, the six months ended June 26, 2026, and the six months ended June 27, 2025 are: (i) other direct and incremental facility exit-related costs of $0.1 million, $0.6 million, $0.2 million, and $0.6 million, respectively; (ii) ROU asset impairment costs of $0.0 million, $1.3 million, $0.0 million, and $1.3 million, respectively; (iii) fixed asset charges of $0.0 million, $0.6 million, $0.0 million, and $0.6 million, respectively; and (iv) severance costs associated with affected employees of $0.0 million, $0.2 million, $0.0 million, and $0.8 million, respectively.
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

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
	(dollars in thousands, except per share amounts)
U.S. GAAP net income (loss)	$998	$(9,408)	$(1,471)	$(13,967)
Non-GAAP adjustments:
Share-based compensation	4,529	4,227	8,362	8,350
Amortization of intangible assets	1,911	2,078	3,989	4,156
Restructuring plan costs (1)	2,661	—	3,210	—
Facility shutdown costs (2)	44	2,730	158	3,322
Other (3)	—	386	—	1,340
Tax adjustments related to non-GAAP adjustments (4)	2,029	(482)	3,211	229
Tax expense from valuation allowance (5)	—	—	—	337
Non-GAAP net income (loss)	$12,172	$(469)	$17,459	$3,767
U.S. GAAP diluted EPS	$0.03	$(0.28)	$(0.04)	$(0.41)
Non-GAAP diluted EPS	$0.34	$(0.01)	$0.49	$0.11
Shares used to compute non-GAAP diluted EPS	36,302,279	34,179,382	35,878,695	34,215,118
(1)Represents the costs associated with our Consolidation Restructuring Plan. Included in this amount for the second quarter of 2026 and the six months ended June 26, 2026 are: (i) fixed asset charges of $1.3 million and $1.4 million respectively; (ii) ROU asset impairment costs of $0.9 million and $0.9 million, respectively; and (iii) other direct and incremental restructuring related costs of $0.5 million and $0.9 million respectively.
(2)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the second quarter of 2026, the second quarter of 2025, the six months ended June 26, 2026, and the six months ended June 27, 2025 are: (i) other direct and incremental facility exit-related costs of $0.1 million, $0.6 million, $0.2 million, and $0.6 million, respectively; (ii) ROU asset impairment costs of $0.0 million, $1.3 million, $0.0 million, and $1.3 million, respectively; (iii) fixed asset charges of $0.0 million, $0.6 million, $0.0 million, and $0.6 million, respectively; and (iv) severance costs associated with affected employees of $0.0 million, $0.2 million, $0.0 million, and $0.8 million, respectively.
(3)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland and Korea operations, as described above).
(4)Represents the income tax effect of the adjustments used to reconcile GAAP net income (loss) to non-GAAP net income. The tax effect is calculated by determining a non-GAAP annual effective tax rate in accordance with ASC 740-270, based primarily on forecasted annual non-GAAP pre-tax income or loss by jurisdiction and the applicable statutory tax rates in those jurisdictions (including the impact of applicable tax holidays and valuation allowances which may limit or eliminate the tax effect of certain adjustments), applying that rate to non-GAAP year-to-date consolidated pre-tax income or loss, and adjusting for discrete tax items. For the three months ended June 26, 2026 and June 27, 2025, and the six months ended June 26, 2026 and June 27, 2025, on a GAAP and non-GAAP basis the United States maintains a valuation allowance against its deferred tax assets and is the primary jurisdiction impacted by the non-GAAP adjustments. The tax effect of the non-GAAP adjustments is primarily driven by the forecasted mix of earnings in domestic and international jurisdictions.
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
Summary of Cash Flows
We ended the second quarter of 2026 with cash and cash equivalents of $256.5 million, an increase of $158.2 million from the prior year ended December 26, 2025. The increase was primarily due to net proceeds of $195.4 million from our issuance of 2.5 million ordinary shares in June 2026 in connection with our ATM Program, partially offset by cash used in operating activities of $18.8 million and capital expenditures of $14.8 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Six Months Ended
	June 26, 2026	June 27, 2025
	(in thousands)
Cash provided by (used in) operating activities	$(18,792)	$11,469
Cash used in investing activities	(14,833)	(25,772)
Cash provided by (used in) financing activities	191,791	(2,142)
Net increase (decrease) in cash	$158,166	$(16,445)
Cash provided by (used in) operating activities during the six months ended June 26, 2026 and June 27, 2025 was $(18.8) million and $11.5 million, respectively. The decrease was primarily due to unfavorable changes in operating assets and liabilities of $42.9 million, partially offset by increased net income of $12.5 million. The changes in working capital and earnings primarily reflect increased production and sales activity in response to robust customer demand.
Cash used in investing activities during the six months ended June 26, 2026 and June 27, 2025 was $(14.8) million and $(25.8) million, respectively, and consists of capital expenditures for both periods. The decrease in cash used in investing activities from 2025 to 2026 was primarily due to reduced capital expenditures in Malaysia and Mexico, as planned capacity expansions approach completion.

Cash provided by (used in) financing activities during the six months ended June 26, 2026 and June 27, 2025 was $191.8 million and $(2.1) million, respectively. The increase was primarily due to net proceeds of $195.4 million from our issuance of 2.5 million ordinary shares in June 2026 in connection with our ATM Program, partially offset by a decrease in net proceeds from share-based compensation activity of $2.1 million.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act, our certifying officers concluded that our disclosure controls and procedures were effective as of June 26, 2026.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On May 19, 2026, Iain MacKenzie, Chairman and Director, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement provides for the potential sale of an aggregate of up to 107,011 ordinary shares, consisting of sellable shares, vesting restricted stock units, and vesting performance shares - the actual amount of which may be less based on tax withholdings and the achievement of performance, market, and service conditions. These ordinary shares were granted to Mr. MacKenzie under our 2016 and 2025 Omnibus Incentive Plans. The 10b5-1 trading arrangement will expire on August 31, 2027, and may be terminated earlier in the limited circumstances defined in the 10b5-1 trading arrangement.
On June 2, 2026, Bruce Ragsdale, Chief Operating Officer, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement provides for the potential sale of an aggregate of up to 88,869 ordinary shares, consisting of sellable shares, vested stock options, vesting restricted stock units, and vesting performance shares - the actual amount of which may be less based on tax withholdings and the achievement of performance, market, and service conditions. These ordinary shares were granted to Mr. Ragsdale under our 2016 and 2025 Omnibus Incentive Plans. The 10b5-1 trading arrangement will expire on August 31, 2027, and may be terminated earlier in the limited circumstances defined in the 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description

1.1	Sales Agreement, dated May 18, 2026, among Ichor Holdings, Ltd. and TD Securities (USA) LLC, Stifel, Nicolaus & Company, Incorporated, Needham & Company, LLC, and Craig-Hallum Capital Group LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*Filed herewith.
**Furnished herewith and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICHOR HOLDINGS, LTD.

Date: August 4, 2026	By:	/s/ Philip Barros
Philip Barros
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Greg Swyt
Greg Swyt
Chief Financial Officer (Principal Accounting and Financial Officer)