Form 10-Q
period 2026-09-25
ICHOR HOLDINGS, LTD.
filed 2026-11-03
CIK 1652535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐     No  ☒
As of October 27, 2026, the registrant had 37,576,306 ordinary shares, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ICHOR HOLDINGS, LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 25, 2026	December 26, 2025
Assets
Current assets:
Cash and cash equivalents	$213,503	$98,290
Accounts receivable, net	140,607	70,514
Inventories	330,242	231,794
Prepaid expenses and other current assets	18,509	9,531
Total current assets	702,861	410,129
Property and equipment, net	105,204	103,922
Operating lease right-of-use assets	30,690	35,046
Other noncurrent assets	13,338	13,638
Deferred tax assets, net	4,452	4,337
Intangible assets, net	34,539	40,405
Goodwill	335,402	335,402
Total assets	$1,226,486	$942,879
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$136,009	$84,007
Accrued liabilities	24,988	17,479
Other current liabilities	18,166	10,602
Current portion of long-term debt	6,250	6,250
Current portion of lease liabilities	11,990	11,250
Total current liabilities	197,403	129,588
Long-term debt, less current portion, net	112,823	117,278
Lease liabilities, less current portion	20,676	25,413
Deferred tax liabilities, net	2,552	1,961
Other noncurrent liabilities	5,104	4,753
Total liabilities	338,558	278,993
Shareholders’ equity:
Preferred shares ($0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Ordinary shares ($0.0001 par value; 200,000,000 shares authorized; 37,557,045 and 34,433,776 shares outstanding, respectively; 37,557,045 and 38,871,215 shares issued, respectively)	4	3
Additional paid-in capital	737,378	624,391
Treasury shares at cost (0 and 4,437,439 shares, respectively)	—	(91,578)
Retained earnings	150,546	131,070
Total shareholders’ equity	887,928	663,886
Total liabilities and shareholders’ equity	$1,226,486	$942,879
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net sales	$328,699	$239,296	$879,551	$724,046
Cost of sales	276,651	228,227	754,262	657,253
Gross profit	52,048	11,069	125,289	66,793
Operating expenses:
Research and development	5,820	5,898	19,122	17,482
Selling, general, and administrative	21,541	22,519	68,211	68,515
Amortization of intangible assets	1,877	2,077	5,866	6,233
Total operating expenses	29,238	30,494	93,199	92,230
Operating income (loss)	22,810	(19,425)	32,090	(25,437)
Interest expense, net	440	1,653	3,571	4,934
Other expense, net	99	1,092	754	1,366
Income (loss) before income taxes	22,271	(22,170)	27,765	(31,737)
Income tax expense	1,324	683	8,289	5,083
Net income (loss)	$20,947	$(22,853)	$19,476	$(36,820)
Net income (loss) per share
Basic	$0.56	$(0.67)	$0.54	$(1.08)
Diluted	$0.55	$(0.67)	$0.53	$(1.08)
Shares used to compute Net income (loss) per share:
Basic	37,478,751	34,346,172	35,827,875	34,174,639
Diluted	38,162,523	34,346,172	36,561,346	34,174,639
The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

For the nine months ended September 25, 2026	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 26, 2025	34,433,776	$3	$624,391	4,437,439	$(91,578)	$131,070	$663,886
Ordinary shares issued from exercise of stock options	181,496	—	4,287	—	—	—	4,287
Ordinary shares issued from vesting of restricted share units	72,130	—	(2,422)	—	—	—	(2,422)
Ordinary shares issued from employee share purchase plan	57,370	—	899	—	—	—	899
Share-based compensation expense	—	—	3,833	—	—	—	3,833
Net loss	—	—	—	—	—	(2,469)	(2,469)
Balance at March 27, 2026	34,744,772	3	630,988	4,437,439	(91,578)	128,601	668,014
Ordinary shares issued, net of transaction costs	2,478,275	1	195,379	—	—	—	195,380
Ordinary shares issued from exercise of stock options	29,776	—	802	—	—	—	802
Ordinary shares issued from vesting of restricted share units	130,769	—	(4,226)	—	—	—	(4,226)
Treasury shares retirement	—	—	(91,578)	(4,437,439)	91,578	—	—
Share-based compensation expense	—	—	4,529	—	—	—	4,529
Net income	—	—	—	—	—	998	998
Balance at June 26, 2026	37,383,592	$4	$735,894	—	$—	$129,599	$865,497
Ordinary shares issued from vesting of restricted share units	107,203	—	(2,461)	—	—	—	(2,461)
Ordinary shares issued from employee share purchase plan	66,250	—	1,149	—	—	—	1,149
Share-based compensation expense	—	—	2,796	—	—	—	2,796
Net income	—	—	—	—	—	20,947	20,947
Balance at September 25, 2026	37,557,045	$4	$737,378	0	$—	$150,546	$887,928

For the nine months ended September 26, 2025	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 27, 2024	33,859,542	$3	$606,060	4,437,439	$(91,578)	$183,851	$698,336
Ordinary shares issued from exercise of stock options	137,080	—	3,404	—	—	—	3,404
Ordinary shares issued from vesting of restricted share units	77,518	—	(2,013)	—	—	—	(2,013)
Ordinary shares issued from employee share purchase plan	39,064	—	1,070	—	—	—	1,070
Share-based compensation expense	—	—	4,123	—	—	—	4,123
Net loss	—	—	—	—	—	(4,559)	(4,559)
Balance at March 28, 2025	34,113,204	3	612,644	4,437,439	(91,578)	179,292	700,361
Ordinary shares issued from vesting of restricted share units	130,079	—	(1,033)	—	—	—	(1,033)
Share-based compensation expense	—	—	4,227	—	—	—	4,227
Net loss	—	—	—	—	—	(9,408)	(9,408)
Balance at June 27, 2025	34,243,283	$3	$615,838	4,437,439	$(91,578)	$169,884	$694,147
Ordinary shares issued from vesting of restricted share units	58,974	—	(601)	—	—	—	(601)
Ordinary shares issued from employee share purchase plan	75,634	—	1,263	—	—	—	1,263
Share-based compensation expense	—	—	4,221	—	—	—	4,221
Net loss	—	—	—	—	—	(22,853)	(22,853)
Balance at September 26, 2025	34,377,891	$3	$620,721	4,437,439	$(91,578)	$147,031	$676,177

The accompanying notes are an integral part of these consolidated financial statements.

ICHOR HOLDINGS, LTD.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 25, 2026	September 26, 2025
Cash flows from operating activities:
Net income (loss)	$19,476	$(36,820)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,354	23,461
Impairment of inventory	—	16,713
Share-based compensation	11,158	12,571
Impairment of lease right-of-use assets	938	1,651
Deferred income taxes	476	2,200
Loss on disposal of equipment	1,282	475
Amortization of debt issuance costs	232	349
Loss on extinguishment of debt	—	169
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(70,093)	2,219
Inventories	(98,448)	(8,291)
Prepaid expenses and other assets	7,054	7,566
Accounts payable	50,148	1,875
Accrued liabilities	7,858	2,788
Other liabilities	(53)	(6,210)
Net cash provided by (used in) operating activities	(47,618)	20,716
Cash flows from investing activities:
Capital expenditures	(25,541)	(32,920)
Net cash used in investing activities	(25,541)	(32,920)
Cash flows from financing activities:
Issuance of ordinary shares, net of fees	195,380	—
Issuance of ordinary shares under share-based compensation plans	6,788	5,272
Employees' taxes paid upon vesting of restricted share units	(9,109)	(3,647)
Debt issuance and modification costs	—	(1,215)
Proceeds from term loan	—	57,003
Repayments on term loan	(4,687)	(61,378)
Net cash provided by (used in) financing activities	188,372	(3,965)
Net increase (decrease) in cash	115,213	(16,169)
Cash at beginning of period	98,290	108,669
Cash at end of period	$213,503	$92,500
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,799	$7,117
Cash paid during the period for taxes, net of refunds	$1,472	$1,884
Supplemental disclosures of non-cash activities:
Capital expenditures included in accounts payable	$5,480	$3,967
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,971	$1,256
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
Year End
We use a 52- or 53-week fiscal year ending on the last Friday in December. Our fiscal years ending December 25, 2026 and December 26, 2025 are each 52 weeks. References to 2026 and 2025 relate to the fiscal years then ended, respectively. The three-month periods ended September 25, 2026 and September 26, 2025 are each 13 weeks. References to the third quarter of 2026 and 2025 relate to the three-month periods then ended, respectively.
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
Treasury Share Cancellation - In May 2026, the Board of Directors approved the retirement of 4,437,439 treasury shares. The treasury share retirement resulted in a decrease of $91.6 million in treasury shares and additional paid-in capital.
Accounting Pronouncements Recently Issued
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, it requires disclosure of selling expenses and its definition. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. We are currently evaluating the effect that the adoption of this ASU may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This ASU is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendment, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The amendment also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. We are currently evaluating the effect that the adoption of this ASU may have on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU makes incremental improvements to U.S. GAAP by clarifying guidance, correcting errors, and making minor improvements to the Accounting Standards Codification to enhance understandability and application. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated financial statements or disclosures.

Note 2 – Inventories
Inventories consist of the following:

	September 25, 2026	December 26, 2025
Raw materials	$253,422	$204,166
Work in process	71,056	39,595
Finished goods	38,224	45,393
Excess and obsolete adjustment	(29,070)	(37,549)
Impairment of inventory	(3,390)	(19,811)
Total inventories	$330,242	$231,794

Note 3 – Property and Equipment and Other Noncurrent Assets
Property and equipment consist of the following:

	September 25, 2026	December 26, 2025
Machinery	$147,737	$141,095
Leasehold improvements	67,195	48,955
Computer software, hardware, and equipment	10,003	9,548
Office furniture, fixtures, and equipment	1,555	1,529
Vehicles	365	365
Construction-in-process	10,551	21,955
Total property and equipment, net, prior to accumulated depreciation	237,406	223,447
Less accumulated depreciation	(132,202)	(119,525)
Total property and equipment, net	$105,204	$103,922
Depreciation expense was $5.2 million and $4.9 million for the third quarter of 2026 and 2025, respectively.
Depreciation expense was $15.1 million and $15.9 million for the nine months ended September 25, 2026 and September 26, 2025, respectively.

During the three and nine months ended September 25, 2026 we recorded $0.0 million and $1.4 million, respectively, in non-cash fixed asset charges from the sale and disposal of fixed assets in connection with our Consolidation Restructuring Plan (see Note 12). During the three and nine months ended September 26, 2025 we recorded $0.5 million and $1.1 million, respectively, in non-cash fixed asset charges from the sale and disposal of fixed assets in connection with our Consolidation Restructuring Plan and our exit from our Scotland and Korea operations. The impairment charges are included in selling, general, and administrative expenses within the accompanying consolidated statement of operations.
Cloud Computing Implementation Costs
We capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded to prepaid expenses or other noncurrent assets. To date, these costs have been those incurred to implement a new company-wide enterprise resource planning system and other cloud-based software applications. The balance of capitalized cloud computing implementation costs, net of accumulated amortization, was $11.3 million and $12.4 million as of September 25, 2026 and December 26, 2025, respectively, and is included in other noncurrent assets on our consolidated balance sheets. The related amortization expense, which is included in selling, general, and administrative expenses on our consolidated statements of operations, was $0.4 million and $0.4 million for the third quarter of 2026 and 2025, respectively, and $1.3 million and $1.3 million for the nine months ended September 25, 2026 and September 26, 2025, respectively.

Note 4 – Intangible Assets
Definite‑lived intangible assets consist of the following:

	September 25, 2026
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$63,583	$(31,519)	$—	$32,065	9.9 years
Developed technology	11,047	(8,572)	—	2,475	10.0 years
Total intangible assets	$74,630	$(40,091)	$—	$34,539

	December 26, 2025
	Gross value	Accumulated amortization	Accumulated impairment charges	Carrying amount	Weighted average useful life
Customer relationships	$71,583	$(34,457)	$—	$37,125	9.9 years
Developed technology	11,047	(7,767)	—	3,280	10.0 years
Total intangible assets	$82,630	$(42,224)	$—	$40,405

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
During the three and nine months ended September 25, 2026 we recorded $0.0 million and $0.9 million, respectively, of non-cash impairment charges in connection with the abandonment of an ROU lease asset in connection with our Consolidation Restructuring Plan. During the three and nine months ended September 26, 2025 we recorded $0.4 million and $1.7 million, respectively, of non-cash impairment charges in connection with the abandonment of certain ROU lease assets associated with the Consolidation Restructuring Plan and the exit from our Scotland operations. The impairment of the ROU lease asset is included in selling, general, and administrative expenses within the accompanying consolidated statement of operations.
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Operating lease cost	$2,829	$2,796	$8,481	$8,426
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 25, 2026	September 26, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,152	$8,665
Supplemental balance sheet information related to leases is as follows:

	September 25, 2026	December 26, 2025
Weighted-average remaining lease term of operating leases	5.3 years	5.7 years
Weighted-average discount rate of operating leases	5.4%	4.9%
Future minimum lease payments under non-cancelable leases are as follows as of September 25, 2026:

2026, remaining	$2,980
2027	11,660
2028	6,748
2029	3,864
2030	3,136
Thereafter	9,818
Total future minimum lease payments	38,206
Less imputed interest	(5,540)
Total lease liabilities	32,666
Less current portion	(11,990)
Total lease liabilities, less current portion	$20,676

Note 6 – Income Taxes
Income tax information for the periods reported is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Income tax expense	$1,324	$683	$8,289	$5,083
Income (loss) before income taxes	$22,271	$(22,170)	$27,765	$(31,737)
Effective income tax rate	5.9%	(3.1)%	29.9%	(16.0)%

Our effective tax rate for the three and nine months ended September 25, 2026 differs from the statutory rate primarily due to the forecasted mix of earnings in domestic and international jurisdictions, taxes on foreign income that differs from the U.S. tax rate, the ending of the Singapore tax holiday at the end of the first quarter of 2026 and the impact of a valuation allowance against U.S. deferred tax assets.
For U.S. operations, because the estimated annual effective tax rate could not be reliably estimated due to projected full-year ordinary income being approximately breakeven, we used the actual year-to-date effective tax rate as the best estimate of the annual effective tax rate for purposes of determining the interim tax provision.
The ending balance of unrecognized tax benefits for uncertain tax positions was approximately $4.1 million as of September 25, 2026. The related interest was insignificant, and the related penalties were $0.7 million.
As of September 25, 2026, we were under examination by California tax authorities for fiscal years 2020-2022.

Note 7 – Employee Benefit Programs
401(k) Plan
We sponsor a 401(k) plan available to employees of our U.S.‑based subsidiaries. Participants may make salary deferral contributions not to exceed 50% of a participant’s annual compensation or the maximum amount otherwise allowed by law. Eligible employees receive a discretionary matching contribution equal to 50% of a participant’s deferral, up to an annual matching maximum of 4% of a participant’s annual compensation. Matching contributions were $0.7 million and $0.7 million for the third quarter of 2026 and 2025, respectively, and $2.3 million and $2.1 million for the nine months ended September 25, 2026 and September 26, 2025, respectively.

Note 8 – Long-Term Debt
Long‑term debt consists of the following:

	September 25, 2026	December 26, 2025
Term loan	$120,313	$125,000
Revolving credit facility	—	—
Total principal amount of long-term debt	120,313	125,000
Less unamortized debt issuance costs	(1,240)	(1,472)
Total long-term debt, net	119,073	123,528
Less current portion	(6,250)	(6,250)
Total long-term debt, less current portion, net	$112,823	$117,278
On September 26, 2025, we entered into an amended and restated credit agreement, which includes a group of financial institutions as direct lenders under the agreement (the "credit agreement"). The credit agreement includes a $125.0 million term loan facility and a $100.0 million revolving credit facility (together, “credit facilities”). The revolving credit facility also contains a $20.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility. As of September 25, 2026, nothing was outstanding under the revolving credit facility. Quarterly term loan principal payments of $1.6 million commenced on December 31, 2025, and the amount of such quarterly term loan payments will increase to $2.3 million on September 30, 2028, and $3.1 million on September 30, 2029. The credit agreement matures on September 26, 2030.
The credit agreement includes debt covenants, which contain certain financial thresholds, and place certain restrictions on the incurrence of debt, investments, and issuance of dividends. We were in compliance as of September 25, 2026.

As of September 25, 2026, interest is charged at either the Base Rate or SOFR (as such terms are defined in the credit agreement) at our option, plus an applicable margin. The Base Rate is equal to the higher of i) the Prime Rate, ii) the Federal Funds Rate plus 0.50%, or iii) SOFR plus 1.00%. The applicable margin on Base Rate and SOFR loans is 0.750% to 1.750% and 1.750% to 2.750% per annum, respectively, depending on our leverage ratio, which is based on trailing 12-month consolidated EBITDA, as defined in our credit agreement. We are also charged a commitment fee of 0.175% to 0.350%, depending on our leverage ratio, on the unused portion of our revolving credit facility. Base Rate interest payments and commitment fees are due quarterly. SOFR interest payments are due on the last day of the applicable interest period, or quarterly for applicable interest periods longer than three months. As of September 25, 2026, our credit facilities bore interest under the SOFR option at 5.69%.

Note 9 – Share‑Based Compensation
On March 26, 2025, the Human Capital Committee of our Board of Directors approved the Ichor Holdings, Ltd. 2025 Omnibus Incentive Plan (the "2025 Plan"). The 2025 Plan was approved by our shareholders on May 14, 2025, and allows for the issuance of 2,963,471 ordinary shares to be used for awards under the 2025 Plan, subject to the applicable adjustment and share recycling provisions set forth in the 2025 Plan. The 2025 Plan replaced the Ichor Holdings, Ltd. 2016 Omnibus Incentive Plan (the "2016 Plan") in its entirety, except with respect to awards granted under the 2016 Plan prior to the effective date of the 2025 Plan.
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
Share‑based compensation expense across all plans for options, RSUs, and employee share purchase rights was $2.8 million and $4.2 million for the third quarter of 2026 and 2025, respectively, and $11.2 million and $12.6 million for the nine months ended September 25, 2026 and September 26, 2025, respectively.
Stock Options
The following table summarizes option activity:

	Number of Stock Options
	Service condition	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 26, 2025	213,125	$24.07
Granted	—	$—
Exercised	(211,272)	$24.09
Forfeited or expired	(1,853)	$21.76
Outstanding, September 25, 2026	—	$—	0.0 years	$—
Exercisable, September 25, 2026	—	$—	0.0 years	$—

Restricted Share Units
The following table summarizes RSU activity:

	Number of RSUs
	Service condition	Performance condition	Market condition	Weighted average grant-date fair value per share
Unvested, December 26, 2025	1,270,111	250,988	254,142	$25.57
Granted	193,698	26,962	40,448	$80.78
Vested	(410,166)	—	(49,020)	$25.60
Forfeited	(198,816)	(132,306)	(106,941)	$31.25
Unvested, September 25, 2026	854,827	145,644	138,629	$36.04
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
As of September 25, 2026, approximately 1.9 million ordinary shares remain available for purchase under the 2017 ESPP.

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
The following table sets forth sales by geographic area, which represents sales to unaffiliated customers based upon the location to which the products were shipped:

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Singapore	$133,660	$113,957	$393,421	$329,915
United States of America	93,730	75,143	243,081	227,637
Malaysia (1)	50,806	12,830	104,840	43,409
Europe	21,814	22,762	64,293	73,174
Other (1)	28,689	14,604	73,916	49,911
Total net sales	$328,699	$239,296	$879,551	$724,046
(1)Prior-period amounts have been recast to separately present revenue attributable to Malaysia, which was previously included in Other. This further disaggregation had no effect on total revenue or previously reported results.

Foreign long-lived assets, exclusive of deferred tax assets, were $88.0 million and $71.3 million as of September 25, 2026 and December 26, 2025, respectively.

Note 11 – Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the numerator and denominator used in the calculation:

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Numerator:
Net income (loss)	$20,947	$(22,853)	$19,476	$(36,820)
Denominator:
Basic weighted average ordinary shares outstanding	37,478,751	34,346,172	35,827,875	34,174,639
Dilutive effect of options	1,224	—	28,769	—
Dilutive effect of RSUs	680,771	—	704,379	—
Dilutive effect of ESPP	1,777	—	323	—
Diluted weighted average ordinary shares outstanding	38,162,523	34,346,172	36,561,346	34,174,639
Securities excluded from the calculation of diluted weighted average ordinary shares outstanding (1)	17,000	1,908,000	242,000	2,445,000
Net income (loss) per share:
Basic	$0.56	$(0.67)	$0.54	$(1.08)
Diluted	$0.55	$(0.67)	$0.53	$(1.08)
(1)Represents potentially dilutive options and RSUs excluded from the calculation of diluted weighted average ordinary shares outstanding, because including them would have been antidilutive under the treasury stock method.

Note 12 - Restructuring
In the third quarter of 2025, our Board of Directors approved the Consolidation Restructuring Plan (the "Plan"), which was subsequently amended in the fourth quarter of 2025. The Plan includes activities and plans to align our geographic footprint with our long-term strategic plan. The amended restructuring plan expanded the scope of our initial plan to consolidate our footprint at additional sites. Key components of the Plan are as follows:
Impairment of inventory
As of September 25, 2026, total expected inventory impairment costs under the Plan are $19.8 million, all of which were recognized during 2025. These costs were recognized within cost of sales on our consolidated statement of operations. As of September 25, 2026, we have disposed of $16.4 million of impaired inventory. The remaining inventory impairment costs of $3.4 million are accrued as a contra-asset valuation account within inventories on our consolidated balance sheet as of September 25, 2026.
Fixed asset charges
As of September 25, 2026, total expected fixed asset charges under the Plan are approximately $4.5 million, all of which were recognized in prior periods. These costs were recognized within selling, general, and administrative expenses on our consolidated statement of operations.

Impairment of operating right-of-use assets
As of September 25, 2026, total expected operating lease ROU asset impairment charges under the Plan are approximately $1.8 million, all of which were recognized in prior periods. These charges were recognized within selling, general, and administrative expenses on our consolidated statement of operations.
Severance charges
As of September 25, 2026, total expected severance charges under the Plan are approximately $1.7 million, all of which were recognized during 2025. Of this amount recognized, $0.9 million and $0.8 million were recognized within cost of sales and selling, general, and administrative expenses, respectively, in 2025 on our consolidated statement of operations. As of September 25, 2026, we made severance payments of $1.7 million.
Other Costs
Other costs include other direct and incremental costs incurred as result of the Plan, which primarily includes legal expenses, facility exit costs, and fixed asset transportation costs. As of September 25, 2026, total expected other costs under the Plan are approximately $2.1 million, all of which were recognized in prior periods. These costs were recognized within selling, general, and administrative expenses on our consolidated statement of operations.
As of June 26, 2026, we were substantially complete with the Consolidation Restructuring Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements other than statements of historical fact included in this report are forward-looking statements. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as “anticipate," “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include: geopolitical, economic, and market conditions, including high inflation, changes to tax, trade, fiscal and monetary policy, high interest rates, currency fluctuations, challenges in the supply chain and any disruptions in the global economy as a result of the conflicts in Iran, Ukraine and the Middle East; being unable to attract, hire, integrate and retain key personnel and other necessary employees; dependence on expenditures by manufacturers and cyclical downturns in the semiconductor capital equipment industry; reliance on a very small number of original equipment manufacturers ("OEMs") for a significant portion of sales; negotiating leverage held by our customers; competitiveness and rapid evolution of the industries in which we participate; keeping pace with developments in the industries we serve and with technological innovation generally; designing, developing and introducing new products that are accepted by OEMs in order to retain our existing customers and obtain new customers; becoming involved in litigation and regulatory proceedings, which could require significant attention from our management and result in significant expense to us and disruptions in our business; managing our manufacturing and procurement process effectively; defects in our products that could damage our reputation, decrease market acceptance of our products, and result in potentially costly litigation; our dependence on a limited number of suppliers; and other factors set forth in this report, and those set forth in Part I – Item 1A. Risk Factors of our Annual Report on Form 10‑K for the fiscal year ended December 26, 2025 (“2025 Annual Report on Form 10-K”) and our other filings with the Securities and Exchange Commission (“SEC”). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report and in our 2025 Annual Report on Form 10-K, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

Overview
Ichor is a leader in the design, engineering, and manufacturing of critical gas delivery subsystems and precision components for semiconductor capital equipment as well as commercial space and defense applications. We combine expertise in gas delivery system integration with the design and manufacturing of components used within these systems, providing semiconductor equipment manufacturers with a comprehensive supply partner. Our gas delivery subsystems precisely deliver, monitor, and control the specialized gases used in semiconductor manufacturing processes such as etch and deposition, as well as advanced lithography. Our broader capabilities include precision machining, weldments, and chemical delivery subsystems. We are headquartered in Fremont, California.
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

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(dollars in thousands, except per share amounts)
Net sales	$328,699	$239,296	$879,551	$724,046
Gross margin	15.8%	4.6%	14.2%	9.2%
Non-GAAP gross margin	16.0%	5.1%	14.5%	9.8%
Operating margin	6.9%	(8.1)%	3.6%	(3.5)%
Non-GAAP operating margin	8.6%	(4.8)%	6.1%	(0.1)%
Net income (loss)	$20,947	$(22,853)	$19,476	$(36,820)
Non-GAAP net income (loss)	$24,218	$(14,411)	$41,677	$(10,644)
Diluted EPS	$0.55	$(0.67)	$0.53	$(1.08)
Non-GAAP diluted EPS	$0.63	$(0.42)	$1.14	$(0.31)

Macroeconomic Conditions and Business Update
Semiconductor equipment spending has continued to strengthen in 2026, characterized by robust demand in our primary markets of etch and deposition. During the third quarter of 2026, our net sales increased to $328.7 million, compared to $239.3 million for the same period in the prior year and $294.8 million for the second quarter of 2026, reflecting higher customer demand in support of expanded semiconductor manufacturing capacity and advanced process technologies.

While we continue to benefit from the broader growth in the semiconductor equipment industry, our operations and financial results remain subject to significant risks and uncertainties within the global trade and regulatory landscape. Specifically, the global trade environment remains complex and volatile. The outcome of ongoing international trade negotiations and the imposition of global tariffs continue to create uncertainty that could materially affect the cost of materials, product pricing, and overall demand. In addition, the U.S. government continues to expand and refine export controls and licensing requirements aimed at restricting access to advanced semiconductor technology, particularly in China, which may reduce demand for certain equipment, disrupt our customers’ manufacturing plans, and adversely affect our global supply chain.
During the third quarter of 2026, the Federal Reserve increased the target range for the federal funds rate amid continued inflationary pressures. Changes in interest rates and other monetary policy developments may affect borrowing costs and capital investment decisions throughout the semiconductor supply chain.
While macroeconomic, geopolitical, and regulatory risks continue to evolve, we remain confident that long-term demand for semiconductors, semiconductor capital equipment, and our products will continue to grow, driven by increasing requirements for artificial intelligence infrastructure, expanded semiconductor manufacturing capacity, advanced memory, and increasingly complex semiconductor manufacturing processes.

Results of Operations
The following table sets forth our unaudited results of operations for the periods presented. The period‑to‑period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(in thousands)
Net sales	$328,699	$239,296	$879,551	$724,046
Cost of sales	276,651	228,227	754,262	657,253
Gross profit	52,048	11,069	125,289	66,793
Operating expenses:
Research and development	5,820	5,898	19,122	17,482
Selling, general, and administrative	21,541	22,519	68,211	68,515
Amortization of intangible assets	1,877	2,077	5,866	6,233
Total operating expenses	29,238	30,494	93,199	92,230
Operating income (loss)	22,810	(19,425)	32,090	(25,437)
Interest expense, net	440	1,653	3,571	4,934
Other expense, net	99	1,092	754	1,366
Income (loss) before income taxes	22,271	(22,170)	27,765	(31,737)
Income tax expense	1,324	683	8,289	5,083
Net income (loss)	$20,947	$(22,853)	$19,476	$(36,820)

The following table sets forth our unaudited results of operations as a percentage of our total sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025

Net sales	100.0	100.0	100.0	100.0
Cost of sales	84.2	95.4	85.8	90.8
Gross profit	15.8	4.6	14.2	9.2
Operating expenses:
Research and development	1.8	2.5	2.2	2.4
Selling, general, and administrative	6.6	9.4	7.8	9.5
Amortization of intangible assets	0.6	0.9	0.7	0.9
Total operating expenses	8.9	12.7	10.6	12.7
Operating income (loss)	6.9	(8.1)	3.6	(3.5)
Interest expense, net	0.1	0.7	0.4	0.7
Other expense, net	0.0	0.5	0.1	0.2
Income (loss) before income taxes	6.8	(9.3)	3.2	(4.4)
Income tax expense	0.4	0.3	0.9	0.7
Net income (loss)	6.4	(9.6)	2.2	(5.1)

Comparison of the Three and Nine Months Ended September 25, 2026 and September 26, 2025
Net sales

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2026	September 26, 2025	Amount	%	September 25, 2026	September 26, 2025	Amount	%
	(dollars in thousands)
Net sales	$328,699	$239,296	$89,403	37.4%	$879,551	$724,046	$155,505	21.5%
The increase in net sales from the three and nine months ended September 26, 2025 to the three and nine months ended September 25, 2026 was primarily due to increased customer demand stemming from increased levels of spending within the semiconductor capital equipment industry in support of expanded semiconductor manufacturing capacity and advanced process technologies.
Gross margin

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2026	September 26, 2025	Amount	%	September 25, 2026	September 26, 2025	Amount	%
	(dollars in thousands)
Cost of sales	$276,651	$228,227	$48,424	21.2%	$754,262	$657,253	$97,009	14.8%
Gross profit	$52,048	$11,069	$40,979	370.2%	$125,289	$66,793	$58,496	87.6%
Gross margin	15.8%	4.6%		+1,120 bps	14.2%	9.2%		+500	bps
The increase in gross margin from the third quarter of 2025 to the third quarter of 2026 was primarily due to severance and restructuring charges in the third quarter of 2025 that did not repeat in the third quarter of 2026 (+710 bps), a favorable sales mix (+190 bps), consumption of parts previously reserved (+100 bps), and improved labor and factory overhead leverage from higher volumes (+140bps).

The increase in gross margin from the nine months ended September 26, 2025 to the nine months ended September 25, 2026 was primarily due to severance and restructuring charges in 2025 that did not repeat in 2026 (+280 bps), improved labor and factory overhead leverage from higher volumes (+160bps), and a favorable sales mix (+50 bps).
Research and development

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2026	September 26, 2025	Amount	%	September 25, 2026	September 26, 2025	Amount	%
	(dollars in thousands)
Research and development	$5,820	$5,898	$(78)	(1.3)%	$19,122	$17,482	$1,640	9.4%
The decrease in research and development expenses from the third quarter of 2025 to the third quarter of 2026 was primarily due to the decreased consumption of R&D supplies of $0.4 million and decreased employee costs of $0.2 million, partially offset by increased share based compensation of $0.6 million.
The increase in research and development expenses from the nine months ended September 26, 2025 to the nine months ended September 25, 2026 was primarily due to increased consumption of R&D supplies of $1.8 million and increased share based compensation of $1.1 million, partially offset by decreased employee costs of $1.0 million and increased outside service provider costs of $0.2 million.
Selling, general, and administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2026	September 26, 2025	Amount	%	September 25, 2026	September 26, 2025	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$21,541	$22,519	$(978)	(4.3)%	$68,211	$68,515	$(304)	(0.4)%
The decrease in selling, general, and administrative expenses from the third quarter of 2025 to the third quarter of 2026 was primarily due to decreased share based compensation of $2.0 million, severance and restructuring charges in the third quarter of 2025 that did not repeat in the third quarter of 2026 of $1.1 million, and decreased fixed facility costs of $0.8 million, partially offset by increased employee-related expenses of $2.4 million and decreased outside service provider costs of $0.3 million.
The decrease in selling, general, and administrative expenses from the nine months ended September 26, 2025 to the nine months ended September 25, 2026 was primarily due to decreased share based compensation of $2.2 million, decreased fixed facility costs of $1.8 million, and severance and restructuring charges in 2025 that did not repeat in 2026 of $0.8 million, partially offset by increased employee-related expenses of $4.1 million and increased outside service provider costs of $0.2 million.
Amortization of intangible assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2026	September 26, 2025	Amount	%	September 25, 2026	September 26, 2025	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$1,877	$2,077	$(200)	(9.6)%	$5,866	$6,233	$(367)	(5.9)%
The decrease in amortization expense from the three and nine months ended September 26, 2025 to the three and nine months ended September 25, 2026 was primarily due to certain intangible assets becoming fully amortized during the second quarter of 2026.

Interest expense, net

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2026	September 26, 2025	Amount	%	September 25, 2026	September 26, 2025	Amount	%
	(dollars in thousands)
Interest expense, net	$440	$1,653	$(1,213)	(73.4)%	$3,571	$4,934	$(1,363)	(27.6)%
Weighted average borrowings outstanding	$120,364	$123,805	$(3,441)	(2.8)%	$121,932	$125,678	$(3,746)	(3.0)%
Weighted average borrowing rate	5.79%	6.08%		-29 bps	5.88%	6.13%		-25 bps
Interest expense, net, decreased for the three and nine months ended September 26, 2025 to the three and nine months ended September 25, 2026 due to an increase in interest income from a higher average daily cash balance and a decrease in our weighted average borrowings outstanding.
The reduction in our weighted average borrowings outstanding is due to the payment of our scheduled principal payments. The decrease in our weighted average borrowing rate was due to lower Secured Overnight Financing Rate ("SOFR") rates, the variable component of our borrowing rate (-83 and -79 bps, respectively), partially offset by a higher applicable margin, the fixed component of our borrowing rate, under our credit agreement (+54 bps).
Other expense, net

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2026	September 26, 2025	Amount	%	September 25, 2026	September 26, 2025	Amount	%
	(dollars in thousands)
Other expense, net	$99	$1,092	$(993)	(90.9)%	$754	$1,366	$(612)	(44.8)%
The decrease in other expense, net from the three and nine months ended September 26, 2025 to the three and nine months ended September 25, 2026 was primarily due to currency exchange rate fluctuations during the respective periods related to the local currency payables of our foreign operations.
Income tax expense

	Three Months Ended		Change		Nine Months Ended		Change
	September 25, 2026	September 26, 2025	Amount	%	September 25, 2026	September 26, 2025	Amount	%
	(dollars in thousands)
Income tax expense	$1,324	$683	$641	93.9%	$8,289	$5,083	$3,206	63.1%
Income (loss) before income taxes	$22,271	$(22,170)	$44,441	(200.5)%	$27,765	$(31,737)	$59,502	(187.5)%
Effective income tax rate	5.9%	-3.1%		+900 bps	29.9%	-16.0%		+4,590 bps
The increase in income tax expense from the three and nine months ended September 26, 2025 to the three and nine months ended September 25, 2026 was primarily due to the forecasted mix of earnings in domestic and international jurisdictions, taxes on foreign income that differs from the U.S. tax rate, the ending of the Singapore tax holiday at the end of the first quarter of 2026, and the impact of a valuation allowance against U.S. deferred tax assets.
For U.S. operations, because the estimated annual effective tax rate could not be reliably estimated due to projected full-year ordinary income being approximately breakeven, we used the actual year-to-date effective tax rate as the best estimate of the annual effective tax rate for purposes of determining the interim tax provision.

Non‑GAAP Financial Results
Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends and comparing performance to prior periods, along with enhancing investors’ ability to view our results from management’s perspective. All non-GAAP adjustments are presented on a gross basis. Non-GAAP gross profit, operating income, and net income (loss) are defined as: gross profit, operating income (loss), or net income (loss), respectively, excluding (1) amortization of intangible assets, share-based compensation expense, and discrete or infrequent charges and gains that are outside of normal business operations, including transaction-related costs, restructuring plan costs, loss on extinguishment of debt, contract and legal settlement gains and losses, facility shutdown costs, and severance costs associated with reduction-in-force programs, to the extent they are present in gross profit, operating income (loss), and net income (loss), respectively; and (2) with respect to non-GAAP net income (loss), the tax impacts associated with these non-GAAP adjustments, as well as non-recurring discrete tax items, including deferred tax asset valuation allowance charges. All non-GAAP adjustments are presented on a gross basis; the related income tax effects, including current and deferred income tax expense, are included in the adjustment line under the heading "Tax adjustments related to non-GAAP adjustments". Non-GAAP diluted earnings per share ("EPS") is defined as non-GAAP net income divided by weighted average diluted ordinary shares outstanding during the period. Non-GAAP gross margin and non-GAAP operating margin are defined as non-GAAP gross profit and non-GAAP operating income, respectively, divided by net sales. Beginning in the second quarter of 2026, we revised the definition of non-GAAP financial measures to no longer exclude inventory impairment charges. Prior period non-GAAP financial measures have been recast to conform to the current definition.
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
The following table presents our unaudited non‑GAAP gross profit and non-GAAP gross margin and a reconciliation from GAAP gross profit, the most comparable GAAP measures, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(dollars in thousands)
U.S. GAAP gross profit	$52,048	$11,069	$125,289	$66,793
Non-GAAP adjustments:
Share-based compensation	708	773	1,885	2,254
Facility shutdown costs (1)	—	341	—	698
Other (2)	—	10	—	1,171
Non-GAAP gross profit	$52,756	$12,193	$127,174	$70,916
U.S. GAAP gross margin	15.8%	4.6%	14.2%	9.2%
Non-GAAP gross margin	16.0%	5.1%	14.5%	9.8%
(1)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the third quarter of 2025 and for the nine months ended September 26, 2025 are severance costs associated with affected employees of $0.3 million and $0.7 million, respectively.
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

The following table presents our unaudited non‑GAAP operating income and non-GAAP operating margin and a reconciliation from GAAP operating income (loss), the most comparable GAAP measures, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(dollars in thousands, except per share amounts)
U.S. GAAP operating income (loss)	$22,810	$(19,425)	$32,090	$(25,437)
Non-GAAP adjustments:
Share-based compensation	2,796	4,221	11,158	12,571
Amortization of intangible assets	1,877	2,077	5,866	6,233
Settlement loss (1)	779	—	779	—
Restructuring plan costs (2)	—	873	3,210	873
Facility shutdown costs (3)	4	618	162	3,940
Other (4)	87	68	87	1,408
Non-GAAP operating income	$28,353	$(11,568)	$53,352	$(412)
U.S. GAAP operating margin	6.9%	(8.1)%	3.6%	(3.5)%
Non-GAAP operating margin	8.6%	(4.8)%	6.1%	(0.1)%
(1)During the third quarter of 2026, we recorded a loss accrual of $0.8 million relating to expected settlements of employment-related legal matters.
(2)Represents the costs associated with our Consolidation Restructuring Plan. Included in this amount for the third quarter of 2025, the nine months ended September 25, 2026, and the nine months ended September 26, 2025 are: (i) fixed asset charges of $0.5 million, $1.4 million, and $0.5 million, respectively; (ii) ROU asset impairment costs of $0.4 million, $0.9 million, and $0.4 million, respectively; and (iii) other direct and incremental restructuring related costs of $0.0 million, $0.9 million, and $0.0 million, respectively.
(3)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the third quarter of 2025, the nine months ended September 25, 2026, and the nine months ended September 26, 2025 are: (i) severance costs associated with affected employees of $0.5 million, $0.0 million, and $1.3 million, respectively; (ii) other direct and incremental facility exit-related costs of $0.1 million, $0.2 million, and $0.7 million, respectively; (iii) ROU asset impairment costs of $0.0 million, $0.0 million, and $1.3 million, respectively; and (iv) fixed asset charges of $0.0 million, $0.0 million, and $0.6 million, respectively.
(4)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland and Korea operations, as described above).

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

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(dollars in thousands, except per share amounts)
U.S. GAAP net income (loss)	$20,947	$(22,853)	$19,476	$(36,820)
Non-GAAP adjustments:
Share-based compensation	2,796	4,221	11,158	12,571
Amortization of intangible assets	1,877	2,077	5,866	6,233
Settlement loss (1)	779	—	779	—
Restructuring plan costs (2)	—	873	3,210	873
Facility shutdown costs (3)	4	618	162	3,940
Other (4)	87	68	87	1,408
Loss on extinguishment of debt (5)	—	667	—	667
Tax adjustments related to non-GAAP adjustments (6)	(2,272)	172	939	401
Tax expense (benefit) from valuation allowance (7)	—	(254)	—	83
Non-GAAP net income (loss)	$24,218	$(14,411)	$41,677	$(10,644)
U.S. GAAP diluted EPS	$0.55	$(0.67)	$0.53	$(1.08)
Non-GAAP diluted EPS	$0.63	$(0.42)	$1.14	$(0.31)
Shares used to compute non-GAAP diluted EPS	38,162,523	34,346,172	36,561,346	34,174,639
(1)During the third quarter of 2026, we recorded a loss accrual of $0.8 million relating to expected settlements of employment-related legal matters.
(2)Represents the costs associated with our Consolidation Restructuring Plan. Included in this amount for the third quarter of 2025, the nine months ended September 25, 2026, and the nine months ended September 26, 2025 are: (i) fixed asset charges of $0.5 million, $1.4 million, and $0.5 million, respectively; (ii) ROU asset impairment costs of $0.4 million, $0.9 million, and $0.4 million, respectively; and (iii) other direct and incremental restructuring related costs of $0.0 million, $0.9 million, and $0.0 million, respectively.
(3)Represents costs associated with the exit from our Scotland and Korea operations. Included in this amount for the third quarter of 2025, the nine months ended September 25, 2026, and the nine months ended September 26, 2025 are: (i) severance costs associated with affected employees of $0.5 million, $0.0 million, and $1.3 million, respectively; (ii) other direct and incremental facility exit-related costs of $0.1 million, $0.2 million, and $0.7 million, respectively; (iii) ROU asset impairment costs of $0.0 million, $0.0 million, and $1.3 million, respectively; and (iv) fixed asset charges of $0.0 million, $0.0 million, and $0.6 million, respectively.
(4)Represents severance costs associated with our global reduction-in-force programs (other than severance costs associated with the exit from our Scotland and Korea operations, as described above).
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

(6)Represents the income tax effect of the adjustments used to reconcile GAAP net income (loss) to non-GAAP net income (loss). The tax effect is determined by calculating an estimated annual effective tax rate on non-GAAP pre-tax income or loss using principles consistent with ASC 740-270. This calculation is based primarily on forecasted annual non-GAAP pre-tax income or loss by jurisdiction and the applicable statutory tax rates in those jurisdictions (including the impact of applicable tax holidays and valuation allowances which may limit or eliminate the tax effect of certain adjustments), applying that rate to non-GAAP year-to-date consolidated pre-tax income or loss, and adjusting for discrete tax items. For the U.S. jurisdiction, the Company used the actual year-to-date effective tax rate as the best estimate of the annual effective tax rate for the third quarter of 2026 and the nine months ended September 25, 2026 because an annual effective tax rate could not be reliably estimated as a result of projected full-year ordinary income being approximately breakeven. For the three months ended September 25, 2026 and September 26, 2025, and the nine months ended September 25, 2026 and September 26, 2025, on a GAAP and non-GAAP basis the United States maintains a valuation allowance against its deferred tax assets and is the primary jurisdiction impacted by the non-GAAP adjustments. The tax effect of the non-GAAP adjustments is primarily driven by the forecasted mix of earnings in domestic and international jurisdictions.
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

Summary of Cash Flows
We ended the third quarter of 2026 with cash and cash equivalents of $213.5 million, an increase of $115.2 million from the prior year ended December 26, 2025. The increase was primarily due to net proceeds of $195.4 million from our issuance of 2.5 million ordinary shares in June 2026 in connection with our ATM Program, partially offset by cash used in operating activities of $47.6 million and capital expenditures of $25.5 million.
The following table sets forth a summary of operating, investing, and financing activities for the periods presented:

	Nine Months Ended
	September 25, 2026	September 26, 2025
	(in thousands)
Cash provided by (used in) operating activities	$(47,618)	$20,716
Cash used in investing activities	(25,541)	(32,920)
Cash provided by (used in) financing activities	188,372	(3,965)
Net increase (decrease) in cash	$115,213	$(16,169)
Cash provided by (used in) operating activities during the nine months ended September 25, 2026 and September 26, 2025 was $(47.6) million and $20.7 million, respectively. The decrease was primarily due to unfavorable changes in operating assets and liabilities of $103.5 million, partially offset by increased net income of $56.3 million. The changes in working capital and earnings primarily reflect increased purchases, production, and sales activity in response to robust customer demand.
Cash used in investing activities during the nine months ended September 25, 2026 and September 26, 2025 was $(25.5) million and $(32.9) million, respectively, and consists of capital expenditures for both periods. The decrease in cash used in investing activities from 2025 to 2026 was primarily due to reduced capital expenditures in Malaysia and Mexico, as planned capacity expansions approached completion.
Cash provided by (used in) financing activities during the nine months ended September 25, 2026 and September 26, 2025 was $188.4 million and $(4.0) million, respectively. The increase was primarily due to net proceeds of $195.4 million from our issuance of 2.5 million ordinary shares in June 2026 in connection with our ATM Program, partially offset by a decrease in net proceeds from share-based compensation activity of $3.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act, our certifying officers concluded that our disclosure controls and procedures were effective as of September 25, 2026.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On August 18, 2026, Wendy Arienzo, Director, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement provides for the potential sale of an aggregate of up to 22,000 ordinary shares, consisting of sellable shares, vesting restricted stock units, and vesting performance shares - the actual amount of which may be less based on tax withholdings and the achievement of performance, market, and service conditions. These ordinary shares were granted to Mrs. Arienzo under our 2016 and 2025 Omnibus Incentive Plans. The 10b5-1 trading arrangement will expire on August 15, 2027, and may be terminated earlier in the limited circumstances defined in the 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*Filed herewith.
**Furnished herewith and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICHOR HOLDINGS, LTD.

Date: November 3, 2026	By:	/s/ Philip Barros
Philip Barros
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Greg Swyt
Greg Swyt
Chief Financial Officer (Principal Accounting and Financial Officer)